Form 10-Q
period 2013-03-31
Nxt-ID, Inc.
filed 2013-06-26
CIK 1566826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54960

Nxt-ID, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0678374
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Reservoir Corporate Centre

4 Research Drive, Suite 402

Shelton, CT 06484

(Address of principal executive offices and zip code)

(203) 242-3076

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 21, 2013, there were 21,436,000 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31,
	(Unaudited)	2012

Assets
Current Assets
Cash	$3,823	$135,820

Total Current Assets	3,823	135,820

Property and equipment, net of accumulated depreciation of $198 and $99	1,784	1,883

Total Assets	$5,607	$137,703

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$124,851	$–
Accrued expenses	61,333	69,279
Advances from officer	25,000
Total Current Liabilities	211,184	69,279
Convertible notes payable and beneficial conversion feature	150,000	75,000

Total Liabilities	361,184	144,279

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value: 100,000,000 shares authorized; 21,136,000 and 20,752,000 issued and outstanding, respectively	2,114	2,076
Additional paid-in capital	296,186	200,224
Accumulated deficit	(653,877)	(208,876)

Total Stockholders' Deficit	(355,577)	(6,576)

Total Liabilities and Stockholders' Deficit	$5,607	$137,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenues	$–	$–
Costs of goods sold	–	–

Gross Profit	–	–

Operating Expenses
General and administrative	258,468	30
Selling	5,000	–
Research and development	177,783	–

Total Operating Expenses	441,251	30

Operating Loss	(441,251)	(30)

Other Expense
Interest expense	(3,750)	–

Total Other Expense	(3,730)	–

Net Loss Available to Common Stockholders	$(445,001)	$(30)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	20,971,556	20,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(445,001)	$(30)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	99	–
Stock- based compensation	45,000	–
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	116,905	–
Total Adjustments	162,004	–
Net Cash Used in Operating Activities	(282,997)	(30)

Cash flows from Financing Activities
Proceeds received in connection with issuance of common stock	51,000	–
Proceeds from convertible notes payable	75,000	–
Proceeds from advances made by officer	25,000	–
Net Cash Provided by Financing Activities	151,000	–
Net Decrease in Cash	(131,997)	(30)
Cash - Beginning of Period	135,820	339
Cash - End of Period	$3,823	$309

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization

Organization and Principal Business Activity

Nxt-ID, Inc. (“Nxt-ID” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. Nxt-ID is a biometrics company focused on the growing m-commerce market with an innovative MobileBio™ suite of biometric solutions that secure mobile platforms. The Company also serves the access control and law enforcement facial recognition markets.

3D-ID, LLC (“3D-ID”) was organized and registered in the State of Florida on February 14, 2011. The Company is an early stage company engaged in the design, research and development, integration, analysis, modeling, system networking, sales and support of intelligent surveillance, three dimensional facial recognition and three dimensional imaging devices and systems primarily for identification and access control in the security industries.

On June 25, 2012, Nxt-ID, a company having similar ownership as 3D-ID, acquired 100% of the membership interests in 3D-ID, LLC (the “Acquisition”) in exchange for 20,000,000 shares of Nxt-ID common stock. Since this was a transaction between entities under common control in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”, Nxt-ID recognized the net assets of 3D-ID at their carrying amounts in the accounts of Nxt-ID on the date that 3D-ID was organized.

In connection with the Acquisition, the Company’s Board of Directors and stockholders approved an amendment to the Certificate of Incorporation of the Company to increase the Company’s authorized stock from 1,000 shares of common stock, par value $0.0001 per share, to 110,000,000 shares, consisting of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of blank-check preferred stock, par value $0.0001 per share. The amendment to the Certificate of Incorporation was approved by the State of Delaware on December 10, 2012, however, has been accounted for retroactively to February 14, 2011, the date that 3D-ID was organized, as the approval of the amendment was delayed for administrative reasons and was merely a perfunctory task.

The Company has generated revenues as the result of an initial sale of one of its products during the year ended December 31, 2012 and has therefore emerged from being a development stage entity.

Note 2 - Going Concern and Management Plans

The Company is an early stage entity and incurred losses of $445,001 for the three months ended March 31, 2013. As of March 31, 2013 the Company had cash and a stockholders’ deficit of $3,823 and $355,577, respectively. At March 31, 2013 and December 31, 2012, the Company had working capital (deficiency) of ($207,361) and $66,541, respectively. Subsequent to March 31, 2013, the Company raised $300,000 through the issuance of common stock. See Note 5.

In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to March 31, 2013 or any additional funds raised will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to execute its business plan is dependent upon its ability to raise additional equity, secure debt financing, and/or generate revenue. Should the Company not be successful in obtaining the necessary financing, or generate sufficient revenue to fund its operations, the Company would need to curtail certain of its operational activities. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary Of Significant Accounting Policies

Principles of Consolidation and basis of presentation

The condensed consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiary, 3D-ID. Intercompany balances and transactions have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 (File No. 333-186331), which was filed with the SEC on January 31, 2013, including all amendments and exhibits thereto. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the valuation allowance relating to the Company’s deferred tax asset, the fair value of the Company’s stock, and stock-based compensation.

Cash

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. At March 31, 2013 and December 31, 2012, the Company had no cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value.

Revenue Recognition

The Company’s 3D facial recognition and identification products are currently available for sale. The Company recognizes revenue in connection with the sale of these products when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured.

The Company requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms and payment terms. Evidence of an arrangement generally consists of a contract or purchase order approved by the customer. The Company recognizes revenue at the time in which it receives a confirmation that the goods were either tendered at their destination, when shipped “FOB destination,” or transferred to a shipping agent, when shipped “FOB shipping point.” Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer upon shipment, but could occur when the customer receives the product based on the terms of the agreement with the customer. The selling prices of all goods that the Company sells are fixed, and agreed to with the customer, prior to shipment.

In the event a sale is made to a customer under circumstances in which collectability is not reasonably assured, the Company either requires the customer to remit payment prior to shipment or defers recognition of the revenue until payment is received. The Company maintains a reserve for amounts which may not be collectible due to risk of credit losses.

The Company’s sales typically do not include multiple deliverable arrangements.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary Of Significant Accounting Policies (continued)

Convertible Instruments

The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in the results of operations.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt. See Note 5.

Income Taxes

Effective June 25, 2012, the date of the Acquisition, the Company began being taxed as a corporation. The Company’s subsidiary is organized as a limited liability company, and has elected to be treated as a disregarded entity for income tax purposes, with taxable income or loss passing through to Nxt-ID, the parent. Prior to February 25, 2012, 3D-ID was a disregarded entity for income tax purposes.

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine the partnership/corporate tax returns for three years from the date of filing. The initial tax return of the Company for the period from February 8, 2012 (the date of incorporation) through December 31, 2012 remains open. The Company has identified its federal return and its state tax return in Connecticut as “major” tax jurisdictions, as defined.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary Of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests or becomes non-forfeitable. Non-employee stock-based compensation charges are amortized over the vesting period or as earned.

Loss per Share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. For the three months ended March 31, 2013 and 2012, the Company had no common stock equivalents outstanding.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

Note 4 - Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2013	2012
Salaries	$6,250	$16,000
Reimbursable expenses	16,316	27,334
Consulting fees	11,020	5,698
Royalty fees	23,750	20,000
Interest	3,997	247
Totals	$61,333	$69,279

Note 5 - Convertible Notes Payable

On December 13, 2012, the Company received approval from Connecticut Innovations, Inc. (“CII”) for a Convertible Note (the “Note”) in the amount of $150,000. The Note accrues interest at the annual rate of 12% and all principal and interest is repayable in full in two years if it has not been converted. CII has the option to convert the outstanding principal and interest on the Note into shares of the Company’s common stock at a discount of 25% to the lowest price paid by other investors in future qualified offerings, as defined. The Company received the first tranche of $75,000 on December 21, 2012, and the second tranche of $75,000 on January 31, 2013. As of March 31, 2013, the Company has accrued $3,997 in interest in connection with this Note.

In accordance with ASC 470, “Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Note is considered to have a beneficial conversion feature as the effective conversion price will be less than the lowest paid price by others investors in a future qualified offering, as defined.  In addition, in accordance with ASC 815 the conversion feature is considered to be a derivative instrument as the conversion price can be lowered if the Company issues securities at a lower price in a future qualified offering, as defined. The change in the fair value of the conversion feature, which is included in convertible notes payable and beneficial conversion feature on the consolidated balance sheet, was determined to be insignificant for the three months ended March 31, 2013.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Advances from Officer

During the quarter ended March 31, 2013, the Company received an aggregate of $25,000 of cash advances from an officer of the Company.   Subsequent to March 31, 2013, the Company received an additional $39,000 from the same officer and made aggregate repayments of $60,000.  The advances are non-interest bearing and short-term in nature.

Note 7 - Stockholders' Deficit

During the three months ended March 31, 2013, the Company issued 204,000 shares of common stock at $0.25 per share and received net proceeds of $51,000.

On January 4, 2013, a majority the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year. The Company has issued 40,000 restricted shares under the plan to one director with an aggregate fair value of $10,000.

Note 8 - Commitments and Contingencies

Legal Matters

From time to time, the Company is subject to legal proceedings arising in the ordinary course of business. Such matters are subject to uncertainties and outcomes are not predictable with assurance. Management believes at this time, there are no ongoing matters that will have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

Commitments

In October 2012, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company for a period of three months. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash fee of $5,000 and to issue the consultant shares of common stock per month with a fair value of $10,000 as compensation for services provided. During the three months ended March 31, 2013, the Company and the consultant extended the agreement until June 30, 2013, with the same terms and conditions. During the quarter ended March 31, 2013, 120,000 shares of common stock with a fair value of $30,000 as compensation for services provided from January 1, 2013, to March 31, 2013, were issued on March 31, 2013.

In November 2012, the Company entered into an agreement with a technology consulting firm to provide strategic marketing and sales services to the Company with respect to developing business opportunities with the Federal Government through March 2013. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash fee of $5,500 and a sales commission of 5% on executed contracts. After several meetings with Government agencies, this agreement has been put on hold due to sequestration. It is anticipated that it will be renewed at a future date.

In January 2013, the Company entered into an agreement with a consultant to provide business development services to the Company for a period of three months. Pursuant to the agreement, the Company issued the consultant 20,000 shares of common stock with a fair value of $5,000.

In January, 2013, the Company entered into an agreement with a development and manufacturing company to provide samples of the Company’s smart card design for an aggregate of $150,000. Unless terminated early, the agreement will continue in full force and effect until the samples have been delivered to the Company.

 Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On May 10, 2013, a registration statement under the Securities Act with respect to a public offering of 1,000,000 Units consisting of one share of common stock and one warrant to purchase one share of common stock was declared effective by the U.S. Securities and Exchange Commission. The warrants have an exercise price of $1.00 per share and a term of three years. The Company has sold 300,000 Units to date and has received net proceeds of approximately $300,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2013 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

OVERVIEW

Nxt-ID, Inc. (the “Company”), is a Delaware corporation formed on February 8, 2012. We were initially known as Trylon Governmental Systems, Inc. We changed our name to Nxt-ID, Inc. on June 25, 2012, to reflect our primary focus on our growing biometric identification, m-commerce and secure mobile platforms. Our website can be accessed at www.nxt-id.com. The information contained on or that may be obtained from our website is not, and shall not be deemed to be, a part of this form 10Q.

On or about June 25, 2012, the Company acquired 100% of the membership interests in 3D-ID LLC (“3D-ID”), a limited liability company formed in Florida in February 2011, and owned by the Company’s founders. By acquiring 3D-ID the Company gained the rights to a portfolio of patented technology in the field of three-dimensional facial recognition and imaging including 3D facial recognition products for access control, law enforcement and travel and immigration.  3D-ID was an early stage company engaged in the design, research and development, integration, analysis, modeling, system networking, sales and support of intelligent surveillance, three-dimensional facial recognition and three-dimensional imaging devices and systems primarily for identification and access control in the security industries. Since the Company’s acquisition of 3D-ID was a transaction between entities under common control in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”, Nxt-ID recognized the net assets of 3D-ID at their carrying amounts in the accounts of Nxt-ID on the date that 3D-ID was organized, February 14, 2011.

On May 10, 2013, a registration statement under the Securities Act with respect to a public offering by us of 1,000,000 Units consisting of one share of common stock and one warrant to purchase one share of common stock was declared effective by the U.S. Securities and Exchange Commission. The Company has sold 300,000 Units to date and has received net proceeds of approximately $300,000.

We are an early stage technology company that is focused on developing and marketing products, solutions, and services for organizations that have a need for biometric secure access control. We have three distinct lines of business that we believe will form our company: law enforcement, m-commerce, and biometric access control applications. Our initial efforts are focused on our secure products offering for law enforcement, the Department of Defense, and Homeland Security through our 3D FaceMatch™ biometric identification systems. In parallel we are developing a secure biometric electronic wallet for the growing m-commerce market. We believe that this constitutes unique technology because it takes a very different approach relative to the current offerings: instead of replacing the wallet through a smartphone, our aim is to improve it. We believe that our Wocket™ will reduce the number of cards to be carried in a consumer’s wallet while supporting virtually every payment method currently available at Point-of-Sale (POS) at retailers around the world including magnetic stripe, touchless payment methods such as near field communications and barcode all within a secure biometric vault.

Using our biometrics technologies, we plan to address the growing m-commerce market with our innovative MobileBio™ suite of biometric solutions that secure mobile platforms. Currently most mobile devices continue to be protected simply by questions that a user asks, and PIN numbers. This security methodology is easily duplicated on another device, and can be easily spoofed or hacked. Nxt-ID’s biometric security paradigm is Dynamic Pairing Codes (DPC). DPCs are a new, proprietary method to secure users, devices, accounts, locations and servers over any communication media by sharing key identifiers, including biometric-enabled identifiers, between end-points by passing dynamic pairing codes (random numbers) between end-points to establish sessions and/or transactions without exposing identifiers or keys. Our plan also anticipates that we will use our core biometric algorithms to develop a security application that can be used for corporations (industrial uses, such as enterprise computer networks) as well as individuals (consumer uses, such as smart phones, PDAs or personal computers).

To date, our operations have been funded through sales of our common stock, an initial sale of our 3D facial recognition access control and identification products, advances from an officer and a loan from Connecticut Innovations, Inc., a quasi-state owned venture capital fund. Our financial statements contemplate the continuation of our business as a going concern. However, we are subject to the risks and uncertainties associated with an emerging business, as noted above we have no established source of capital, and we have incurred recurring losses from operations since inception. These matters raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Three months ended March 31, 2013, compared with the three months ended March 31, 2012.

The Company’s operations during the three months ended March 31, 2012, were limited to its formation.

Revenue. There were no revenues during the three months ended March 31, 2013.

Operating Expenses. Operating expenses for the three months ended March 31, 2013, totaled $441,251 and consisted of research and development of $177,783, selling costs of $5,000 and general and administrative costs of $258,468. The research and development was spent on the design and development of the Company’s biometric wallet including payments of $100,000 to a subcontractor that is providing manufacturing samples of the reprogrammable magnetic stripe for the Wocket™. This represents 80% of the contract value and R&D expenditures going forward are expected to be substantially lower. General and administrative expenses for the period totaled $258,468. Of this amount, approximately $140,000 was for professional services in support of the Company’s initial registration statement with the Securities and Exchange Commission and subsequent initial public offering, $37,500 was for salaries and $45,000 in non-cash stock compensation to consultants and a board member.

Net Loss. The net loss for the three months ended March 31, 2013, was $445,001, including $3,750 in interest expense for the loan to the Company from Connecticut Innovations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

We have incurred operating losses of $441,251 for the three months ended March 31, 2013. As of March 31, 2013, the Company had cash and a stockholders’ deficit of $3,823 and $355,577 respectively. At March 31, 2013, and December 31, 2012, the Company had working capital (deficiency) of ($207,361) and 66,541 respectively. Subsequent to March 31, 2013, the Company raised $300,000 through the issuance of common stock.

Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees as well as non- recurring accounting and legal expenses in connection the S-1 registration statement in relation to the initial public offering of the Company.  The timing of such payments is generally even throughout the year.  Our vendors and subcontractors generally provide us with normal trade payment terms. During the three months ended March 31, 2013, net cash used in operating activities amounted to $282,997.

Cash Provided by Financing Activities

During the three months ended March 31, 2013, the Company issued 204,000 shares of common stock at $0.25 per share and received net proceeds of $51,000.

During the three months ended March 31, 2013, the Company received the second and final tranche of a loan from Connecticut Innovations in the amount of $75,000.

During the quarter ended March 31, 2013, the Company received an aggregate of $25,000 of advances from an officer of the Company. Subsequent to March 31, 2013, the Company received an additional $39,000 from the same officer and made aggregate repayments of $60,000. The advances are non-interest bearing and short-term in nature.

Sources of Liquidity

We are an early stage company and have generated losses from operations since inception. In order to execute our long-term strategic plan to develop and commercialize our core products, we will need to raise additional funds, through public or private equity offerings, debt financings, or other means. These conditions raise substantial doubt about our ability to continue as a going concern.

On December 13, 2012, the Company received approval from Connecticut Innovations, Inc. (“CII”) for a Convertible Note in the amount of $150,000. The note accrues interest at the annual rate of 12% and is repayable in full in two years if it has not been converted. CII has the option to convert the outstanding principal and interest on the note into any future equity financing by the Company at a discount of 25% to the lowest price paid by other investors in an offering. During the three months ended March 31, 2013, we received the second and final tranche of $75,000.

During the three months ended March 31, 2013, the Company sold 204,000 shares, at $0.25 per share, of common stock resulting in net proceeds of $51,000 in a private placement. Additionally, subsequent to three months ended March 31, 2013, the Company sold 300,000 units consisting of 300,000 shares at $1.00 per share of common stock and 300,000 warrants exercisable at $1.00 per share resulting in net proceeds of $300,000 in an initial public offering.

We anticipate the need to raise an additional amount of approximately $600,000 of which $150,000 is allocated to further product development, $250,000 to sales and marketing and $200,000 for general administrative and corporate purposes.

We can give no assurance that our cash on hand or the additional cash raised in the intended offering will be sufficient to achieve our business plan or that additional financing will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. Should we be unsuccessful in obtaining the necessary financing, or generate sufficient revenue to fund our operations, we would need to curtail our operational activities.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation by the Company’s Chief Executive Officer, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of December 31, 2012, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting that continued to exist as of March 31, 2013. Specifically, we have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2013, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is subject to legal proceedings arising in the ordinary course of business. Such matters are subject to uncertainties and outcomes are not predictable with assurance. Management believes at this time, there are no ongoing matters that will have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Unregistered Sales of Equity Securities

From August 1, 2012, until January 9, 2013, we conducted a private placement whereby we raised $209,000 through the sale of 836,000 shares of our common stock, at a purchase price of $0.25 per share (the “2012 Offering”). The Company used the proceeds from the above stock issuances for general working capital purposes. The shares of common stock issued in the transaction described above have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

On October 5, 2012, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company for a period of three months. Pursuant to the agreement, we agreed to pay the consultant a monthly cash fee of $5,000 and to issue the consultant shares of common stock per month with a fair value of $10,000 as compensation for services provided. The Company issued the consultant 120,000 shares of common stock in connection with the agreement. This agreement has been extended until March 31, 2013 on the same terms and conditions. In connection with the extension, 120,000 shares of common stock with a fair value of $30,000 as compensation for services provided from January 1, 2013, to March 31, 2013, were issued on March 31, 2013.

On January 9, 2013, the Company entered into an agreement with a consultant to provide business development services to the Company for a period of three months. Pursuant to the agreement, the Company issued the consultant 20,000 shares of common stock.

On January 11, 2013, we awarded 20,000 shares of common stock to our director, David Gust, as a quarterly retainer at an assumed price of $0.25 per share.  The shares were awarded from our Long-term Incentive Plan.

On March 31, 2013, we awarded 20,000 shares of common stock to our director, David Gust, as a quarterly retainer at an assumed price of $0.25 per share.  The shares were awarded from our Long-term Incentive Plan.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance upon Section 4(a)(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

b) Use of Proceeds

On May 10, 2013, a registration statement on Form S-1 (File No. 333-186331) under the Securities Act with respect to a public offering by us of 1,000,000 Units consisting of one share of common stock and one warrant to purchase one share of common stock was declared effective by the U.S. Securities and Exchange Commission pursuant to which we sold an aggregate of 300,000 Units, which included 300,000 shares of our common stock at a price to the public of $1.00 per share to date.  The offering commenced as of May 25, 2013 and is ongoing. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on May 16, 2013, pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Temporary Hardship Exemption
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

*	To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxt-ID, Inc.

Date: June 25, 2013	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Principal Executive Officer)

Date: June 25, 2013	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Temporary Hardship Exemption
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

*	To be filed by amendment

