Form 10-Q
period 2013-06-30
Nxt-ID, Inc.
filed 2013-08-14
CIK 1566826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2013, there were 21,440,600 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31,
	(Unaudited)	2012

Assets
Current Assets
Cash	$156,820	$135,820
Inventory	2,790	–

Total Current Assets	159,610	135,820

Property and equipment, net of accumulated depreciation of $297 and $99	1,685	1,883

Total Assets	$161,295	$137,703

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$168,797	$–
Accrued expenses	155,389	69,279
Advances from officer	4,000	–
Total Current Liabilities	328,186	69,279
Convertible notes payable, net of discount of $43,324	106,676	75,000
Conversion feature liability	43,324	–

Total Liabilities	478,186	144,279

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value: 100,000,000 shares authorized; 21,440,600 and 20,752,000 issued and outstanding, respectively	2,144	2,076
Additional paid-in capital	491,591	200,224
Accumulated deficit	(810,626)	(208,876)

Total Stockholders' Deficit	(316,891)	(6,576)

Total Liabilities and Stockholders' Deficit	$161,295	$137,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

Revenues	$–	$–
Costs of goods sold	–	–

Gross Profit	–	–

Operating Expenses
General and administrative	326,004	50,050
Selling	5,489	–
Research and development	262,007	52,297

Total Operating Expenses	593,500	102,347

Operating Loss	(593,500)	(102,347)

Other Expense
Interest and other expenses, net	(8,250)	–

Total Other Expense	(8,250)	–

Net Loss Available to Common Stockholders	$(601,750)	$(102,347)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	21,109,011	20,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2013	2012

Revenues	$–	$–
Costs of goods sold	–	–

Gross Profit	–	–

Operating Expenses
General and administrative	67,535	50,020
Selling	489	–
Research and development	84,225	52,297

Total Operating Expenses	152,249	102,317

Operating Loss	(152,249)	(102,317)

Other Expense
Interest and other expenses, net	(4,500)	–

Total Other Expense	(4,500)	–

Net Loss Available to Common Stockholders	$(156,749)	$(102,317)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	21,242,244	20,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(601,750)	$(102,347)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	198	–
Stock based compensation	80,000	–
Changes in operating assets and liabilities:
Inventory	(2,790)	–
Accounts payable and accrued expenses	219,907	100,000
Total Adjustments	297,315	100,000
Net Cash Used in Operating Activities	(304,435)	(2,347)

Cash flows from Financing Activities
Proceeds received in connection with issuance of common stock, net	246,435	4,300
Proceeds from convertible notes payable	75,000	–
Proceeds from advances made by officer	64,000	–
Repayments of advances made by officer	(60,000)	–
Net Cash Provided by Financing Activities	325,435	4,300
Net Increase in Cash	21,000	1,953
Cash - Beginning of Period	135,820	339
Cash - End of Period	$156,820	$2,292

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$–	$–
Taxes	$–	$–
Non-cash financing activities:
Accrual of common shares to be issued for services	$35,000	$–

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

Note 2 - Going Concern and Management Plans

The Company is an early stage entity and incurred losses of $601,750 and $156,749 for the six and three months ended June 30, 2013, respectively. As of June 30, 2013 the Company had cash and a stockholders’ deficit of $156,820 and $316,891, respectively. At June 30, 2013 and December 31, 2012, the Company had working (deficiency)/capital of ($168,576) and $66,541, respectively. During the six months ended June 30, 2013, the Company raised net proceeds of approximately $246,000 through the issuance of common stock.

In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised during the quarter ended June 30, 2013 or any additional funds raised will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 (File No. 333-186331), which was filed with the Securities and Exchange Commission (“SEC”) on January 31, 2013, including all amendments and exhibits thereto. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Cash

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. At June 30, 2013 and December 31, 2012, the Company had no cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value.

Inventory

Inventory is valued at the lower of cost or market with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value. Inventory is comprised principally of raw materials.

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

Revenue Recognition (continued)

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates. The conversion feature embedded within Company’s convertible note payable does not have fixed settlement provisions as the conversion price may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the note holder from the potential dilution associated with future financings. Accordingly, the conversion feature has been recognized as a derivative instrument. Although the Company determined the conversion feature includes an implied downside protection feature, it performed a Monte-Carlo simulation and concluded that the difference in value of the embedded conversion between the Monte-Carlo simulation and the Black-Scholes valuation model is de minimus and the use of the Black-Scholes valuation model is considered to be

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DERIVATIVE FINANCIAL INSTRUMENTS (continued)

a reasonable method to value the conversion feature. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.  See Note 5.

DEBT DISCOUNT AND AMORTIZATION OF DEBT DISCOUNT

Debt discount represents the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of other expenses in the accompanying statements of operations.

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

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding, plus the impact of common shares, if dilutive, resulting from the vesting of restricted stock and the exercise of warrants.

Potentially dilutive securities realizable from the exercise of warrants for the purchase of 304,600 shares as of June 30, 2013 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of June 30, 2012 there were no potentially dilutive securities.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

Note 4 - Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Salaries	$31,250	$16,000
Reimbursable expenses	21,156	27,334
Consulting fees	66,986	5,698
Royalty fees	27,500	20,000
Interest	8,497	247
Totals	$155,389	$69,279

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Convertible Notes Payable

On December 13, 2012, the Company received approval from Connecticut Innovations, Inc. (“CII”) for a Convertible Note (the “Note”) in the amount of $150,000. The Note accrues interest at the annual rate of 12% and all principal and interest is repayable in full in two years if it has not been converted. CII has the option to convert the outstanding principal and interest on the Note into shares of the Company’s common stock at a discount of 25% to the lowest price paid by other investors in future qualified offerings, as defined. The Company received the first tranche of $75,000 on December 21, 2012, and the second tranche of $75,000 on January 31, 2013. As of June 30, 2013, the Company has accrued $8,497 in interest in connection with this Note.

In accordance with ASC 470, “Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Note is considered to have a beneficial conversion feature as the effective conversion price will be less than the lowest paid price by others investors in a qualified offering, as defined.  In addition, in accordance with ASC 815 the conversion feature is considered to be a derivative instrument as the conversion price can be lowered if the Company issues securities at a lower price in a qualified offering, as defined.

The Company determined that a qualified financing occurred during the quarter ended June 30, 2013 in connection with the issuance of the registered units under its initial registration statement.  See Note 7.  As a result, the Company recorded a conversion feature liability of and a corresponding debt discount of $44,966 on the accompanying condensed consolidated balance sheet on the date the qualified financing was determined to have occurred.

The change in the fair value of the conversion feature liability was determined to be $1,642 for the three months ended June 30, 2013. Amortization expense relating to the Company’s debt discount for the three months ended June 30, 2013 was $1,642.

Note 6 - Derivative Liabilities

Fair value of financial instruments is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy.

The conversion feature embedded within the Company’s convertible notes payable does not have fixed settlement provisions because the conversion price may be lowered if the Company issues securities at lower prices in the future.

 Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Derivative Liabilities (continued)

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	May 25, 2013	June 30, 2013
Embedded Conversion Feature:
Risk-free interest rate	0.3%	0.3%
Expected volatility	91.17%	91.17%
Expected life (in years)	1.6	1.5
Expected dividend yield	–	–

Number of shares, if converted	120,000	120,000

Fair value	$44,966	$43,324

The risk-free interest rate was based on rates established by the Federal Reserve. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future.

Fair Value Measurement

Valuation Hierarchy

ASC 820, “Fair Value Measurements and Disclosures,” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2013:

		Fair Value Measurements at June 30, 2013
	Total Carrying Value at June 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$43,324	$–	$–	$43,324

The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities approximate their fair value due to their short maturities. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Derivative Liabilities (continued)

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting department, who reports to the Principal Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting department and are approved by the Principal Financial Officer.

Level 3 Valuation Techniques

Level 3 financial liabilities consist of the conversion feature liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement.

As of June 30, 2013, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Three and Six Months Ended
June 30, 2013
Beginning balance	$–
Recognition of conversion feature liability	44,966
Net unrealized loss (gain) on conversion feature liability	(1,642)
Ending balance	$43,324

Note 7 - Advances from Officer

During the six months ended June 30, 2013, the Company received an aggregate of $64,000 of cash advances from an officer of the Company and made aggregate repayments of $60,000. The advances are non-interest bearing and short-term in nature.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Stockholders' Deficit

During the six months ended June 30, 2013, the Company issued 204,000 shares of common stock at $0.25 per share in a private placement and received net proceeds of $51,000.

On May 10, 2013, a registration statement under the Securities Act of 1933 with respect to a public offering of 1,000,000 Units at $1 per unit consisting of one share of common stock and one warrant to purchase one share of common stock was declared effective by the U.S. Securities and Exchange Commission. The warrants have an exercise price of $1.00 per share and a term of three years. During the six months ended June 30, 2013, the Company sold 304,600 Units and has received proceeds of $304,600, less offering costs of approximately $109,000.

The following table summarizes the Company's warrants outstanding at June 30, 2013:

Warrants outstanding and exercisable

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at December 31, 2012	–	$–
Granted	304,600	1.00
Exercised	–	–
Cancelled	–	–
Outstanding at June 30, 2013	304,600	$1.00	2.5	$–

Exercisable at June 30, 2013	304,600	$1.00	2.5	$–

On January 4, 2013, a majority the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year. The Company has issued 40,000 restricted shares under the plan to one director with an aggregate fair value of $10,000. At June 30, 2013, the Company has accrued for 5,000 shares to be issued to the director with a fair value of $5,000

Note 9 - Commitments and Contingencies

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 - Commitments and Contingencies (continued)

Commitments

In October 2012, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company for a period of three months. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash fee of $5,000 and to issue the consultant shares of common stock per month with a fair value of $10,000 as compensation for services provided. During the six months ended June 30, 2013, the Company and the consultant extended the agreement until June 30, 2013, with the same terms and conditions. The Company and the consultant have verbally agreed to extend the agreement until September 30, 2013 with the same terms and conditions. During the quarter ended March 31, 2013, 120,000 shares of common stock with a fair value of $30,000 as compensation for services provided from January 1, 2013, to March 31, 2013, were issued on March 31, 2013.At June 30, 2013, the Company has accrued for 30,000 shares to be issued with a fair value of $30,000 as compensation for services provided from April 1, 2013 to June 30, 2013.

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

Note 10 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

In July 2013, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company for a period of six months. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash fee of $4,000 and to issue the consultant 4,000 shares of common stock per month as compensation for services provided.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the six months ended June 30, 2013 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

OVERVIEW

Nxt-ID, Inc. (the “Company”), is a Delaware corporation formed on February 8, 2012. We were initially known as Trylon Governmental Systems, Inc. We changed our name to Nxt-ID, Inc. on June 25, 2012, to reflect our primary focus on our growing biometric identification, m-commerce and secure mobile platforms. Our website can be accessed at www.nxt-id.com. The information contained on or that may be obtained from our website is not, and shall not be deemed to be, a part of this Quarterly Report on Form 10-Q.

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

On May 10, 2013, a registration statement under the Securities Actof 1933 (the “Securities Act”) with respect to a public offering (the “Offering”) by us of 1,000,000 Units consisting of one share of common stock and one warrant to purchase one share of common stock was declared effective by the U.S. Securities and Exchange Commission. The Company sold 304,600 Units at $1 per unit and has received net proceeds of $195,435 in the Offering which closed on June 25, 2013.

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

RESULTS OF OPERATIONS

Three and six months ended June 30, 2013, compared with the three and six months ended June 30, 2012.

Revenue. There were no revenues during the three months and six months ended June 30, 2013, or the three months and six months ended June 30, 2012

Operating Expenses. Operating expenses for the three months ended June 30, 2013, totaled $152,249 and mainly consisted of research and development of $84,225, and general and administrative costs of $67,535. The research and development mainly related to consulting services for the design and development of the Company’s biometric wallet. General and administrative expenses for the period consisted of salaries and payments to consultants for financial consulting and public relations. Operating expenses for the three months ended June 30, 2012, totaled $102,317 and mainly consisted of payments to research and development consultants of $52,297, and general and administrative salaries of $50,020. The increase in expenditure for the three months ended June 30, 2013 over the same period ended June 30, 2012 is due to the increased level of research and development activity relating to the development of the Company’s biometric wallet and improving and updating the Company’s 3D facial recognition systems.

Operating expenses for the six months ended June 30, 2013, totaled $593,500 and consisted of research and development of $262,007, selling costs of $5,489 and general and administrative costs of $326,004. The research and development mainly related to the design and development of the Company’s biometric wallet including payments of $125,000 to a subcontractor that is providing manufacturing samples of the reprogrammable magnetic stripe for the Wocket™. This represents 83% of the contract value and R&D expenditures going forward are expected to be substantially lower. General and administrative expenses for the period totaled $326,004. Of this amount, $75,500 was for salaries and $80,000 in non-cash stock compensation to consultants for marketing and public relations and a board member. Operating expenses for the six months ended June 30, 2012, totaled $102,347 and mainly consisted of payments to research and development consultants of $52,297, and general and administrative salaries of $50,050. The increase in expenditure for the six months ended June 30, 2013 over the same period ended June 30, 2012 is due to the increased level of research and development activity relating to the development of the Company’s biometric wallet and improving and updating the Company’s 3D facial recognition systems.

Net Loss. The net loss for the three months ended June 30, 2013, was $156,749, including $4,500 in interest expense for the loan to the Company from Connecticut Innovations. The net loss for the three months ended June 30, 2012, was $102,317. The net loss for the six months ended June 30, 2013, was $601,750, including $8,250 in interest expense for the loan to the Company from Connecticut Innovations. The net loss for the six months ended June 30, 2012, was $102,347.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

We have incurred losses of $601,750 and $156,749 for the six and three months ended June 30, 2013, respectively. As of June 30, 2013 the Company had cash and a stockholders’ deficit of $156,820 and $316,891, respectively. At June 30, 2013 and December 31, 2012, the Company had working (deficiency) /capital of ($168,576) and $66,541, respectively. During the six months ended June 30, 2013, the Company raised net proceeds of approximately $246,000 through the issuance of common stock.

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. The timing of such payments is generally even throughout the year.  Our vendors and subcontractors generally provide us with normal trade payment terms. During the six months ended June 30, 2013, net cash used in operating activities amounted to $304,435.

Cash Provided by Financing Activities

During the six months ended June 30, 2013, the Company received net proceeds of $246,435 from share issuances.

During the six months ended June 30, 2013, the Company received the second and final tranche of a loan from Connecticut Innovations in the amount of $75,000.

During the six months ended June 30, 2013, the Company received an aggregate of $64,000 of cash advances from an officer of the Company and made aggregate repayments of $60,000. The advances are non-interest bearing and short-term in nature.

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

On December 13, 2012, the Company received approval from Connecticut Innovations, Inc. (“CII”) for a Convertible Note in the amount of $150,000. The note accrues interest at the annual rate of 12% and is repayable in full in two years if it has not been converted. CII has the option to convert the outstanding principal and interest on the note into any future equity financing by the Company at a discount of 25% to the lowest price paid by other investors in an offering. During the six months ended June 30, 2013, we received the second and final tranche of $75,000.

During the six months ended June 30, 2013, the Company issued 204,000 shares of common stock at $0.25 per share in a private placement and received net proceeds of $51,000. On May 10, 2013, a registration statement under the Securities Act with respect to a public offering of 1,000,000 Units consisting of one share of common stock and one warrant to purchase one share of common stock was declared effective by the U.S. Securities and Exchange Commission. The warrants have an exercise price of $1.00 per share and a term of three years. During the six months ended June 30, 2013, the Company sold 304,600 Units at $1.00 per unit and has received net proceeds of $195,435.

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

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation by the Company’s Chief Executive Officer, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of June 30, 2013 our disclosure controls and procedures were not effective.

As of December 31, 2012, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting that continued to exist as of June 30, 2013. Specifically, we have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2013, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

None

b) Use of Proceeds

None

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

Nxt-ID, Inc.

Date: August 14, 2013	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

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

