Form 10-Q
period 2013-09-30
Nxt-ID, Inc.
filed 2013-11-14
CIK 1566826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54960

Nxt-ID, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0678374
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Reservoir Corporate Centre

4 Research Drive, Suite 402

Shelton, CT 06484

(Address of principal executive offices)(Zip Code)

(203) 242-3076

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the Registrant’s common stock issued and outstanding as of November 11, 2013, is 21,824,677.

FORM 10-Q

TABLE OF CONTENTS

September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31,
	(Unaudited)	2012

Assets

Current Assets
Cash	$26,304	$135,820
Inventory	4,073	–

Total Current Assets	30,377	135,820

Property and equipment, net of accumulated depreciation of $396 and $99	2,981	1,883

Total Assets	$33,358	$137,703

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$200,174	$–
Accrued expenses	115,005	69,279
Total Current Liabilities	315,179	69,279
Convertible notes payable, net of discount of $33,857	116,143	75,000
Conversion feature liability	82,526	–

Total Liabilities	513,848	144,279

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value: 100,000,000 shares authorized; 21,724,677 and 20,752,000 issued and outstanding, respectively	2,172	2,076
Additional paid-in capital	801,963	200,224
Accumulated deficit	(1,284,625)	(208,876)

Total Stockholders' Deficit	(480,490)	(6,576)

Total Liabilities and Stockholders' Deficit	$33,358	$137,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

Revenues	$–	$–
Costs of goods sold	–	–

Gross Profit	–	–

Operating Expenses
General and administrative	572,147	88,528
Selling	9,823	–
Research and development	432,361	59,324

Total Operating Expenses	1,014,331	147,852

Operating Loss	(1,014,331)	(147,852)

Other Expense
Interest and other expenses, net	(23,858)	–
Unrealized loss on change in fair value of the conversion feature	(37,560)	–
Total Other Expense	(61,418)	–

Net Loss	$(1,075,749)	$(147,852)

Net Loss Per Common Share - Basic and Diluted	$(0.05)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	21,261,036	20,005,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2013	2012

Revenues	$–	$–
Costs of goods sold	–	–

Gross Profit	–	–

Operating Expenses
General and administrative	246,142	38,508
Selling	4,334	–
Research and development	170,354	7,027

Total Operating Expenses	420,830	45,535

Operating Loss	(420,830)	(45,535)

Other Expense
Interest and other expenses, net	(13,967)	–
Unrealized loss on change in fair value of the conversion feature	(39,202)
Total Other Expense	(53,169)	–

Net Loss	$(473,999)	$(45,535)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	21,568,082	20,017,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(1,075,749)	$(147,852)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	297	–
Stock based compensation	255,400	–
Amortization of debt discount	11,109	–
Fair value adjustment of conversion feature	37,560	–
Changes in operating assets and liabilities:
Inventory	(4,073)	(10,517)
Accounts payable and accrued expenses	245,900	105,827
Customer deposits	–	100,550
Total Adjustments	546,193	195,860
Net Cash (Used in) Provided by Operating Activities	(529,556)	48,008

Cash flows from Investing Activities
Purchase of equipment	(1,395)	(1,982)
Net Cash Used in Investing Activities	(1,395)	(1,982)

Cash flows from Financing Activities
Proceeds received in connection with issuance of common stock, net	246,435	7,500
Proceeds from convertible notes payable	75,000	–
Proceeds from exercise of common stock warrants	100,000	–
Capital contributions-founders	–	4,300
Proceeds from advances made by officer	64,000	–
Repayments of advances made by officer	(64,000)	–
Net Cash Provided by Financing Activities	421,435	11,800
Net(Decrease)/ Increase in Cash	(109,516)	57,826
Cash - Beginning of Period	135,820	339
Cash - End of Period	$26,304	$58,165

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$–	$–
Taxes	$–	$–
Non-cash financing activities:
Conversion feature in connection with note payable issuance	$44,966	$–

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

On September 25, 2012, Nxt-ID, a company having similar ownership as 3D-ID, acquired 100% of the membership interests in 3D-ID (the “Acquisition”) in exchange for 20,000,000 shares of Nxt-ID common stock. Since this was a transaction between entities under common control in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”, Nxt-ID recognized the net assets of 3D-ID at their carrying amounts in the accounts of Nxt-ID on the date that 3D-ID was organized.

In connection with the Acquisition, the Company’s Board of Directors and stockholders approved an amendment to the Certificate of Incorporation of the Company to increase the Company’s authorized stock from 1,000 shares of common stock, par value $0.0001 per share, to 110,000,000 shares, consisting of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of blank-check preferred stock, par value $0.0001 per share. The amendment to the Certificate of Incorporation was approved by the State of Delaware on December 10, 2012, however, has been accounted for retroactively as of February 14, 2011, the date that 3D-ID was organized. The approval of the amendment was delayed for administrative reasons and was merely a perfunctory task.

The Company has generated revenues as the result of an initial sale of one of its products during the year ended December 31, 2012 and has therefore emerged from being a development stage entity.

Note 2 - Going Concern and Management Plans

The Company is an early stage entity and has incurred net losses of $1,075,749 and $473,999 for the nine and three months ended September 30, 2013, respectively. As of September 30, 2013 the Company had cash and a stockholders’ deficit of $26,304 and $480,490, respectively. At September 30, 2013, the Company had a working capital deficiency of $284,802. During the nine months ended September 30, 2013, the Company raised net proceeds of approximately $346,000 through the issuance of common stock and the exercise of common stock warrants.

In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised during the three months ended September 30, 2013 or any additional funds raised will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements of the Company have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 (File No. 333-186331), which was filed with the Securities and Exchange Commission (“SEC”) on January 31, 2013, including all amendments and exhibits thereto. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the valuation allowance relating to the Company’s deferred tax asset, the fair value of the Company’s stock, derivative financial instruments and stock-based compensation.

Cash

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. At September 30, 2013 and December 31, 2012, the Company had no cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates. The conversion feature embedded within Company’s convertible note payable does not have fixed settlement provisions as the conversion price varies based on the trading price of the Company’s common stock and the potential number of common shares to be issued upon conversion is indeterminable up to a maximum of 120,000 shares of common stock. Accordingly, the conversion feature has been recognized as a derivative instrument. Although the Company determined the conversion feature includes an implied downside protection feature, it performed a Monte-Carlo simulation and concluded that the difference in value of the embedded conversion between the Monte-Carlo simulation and the Black-Scholes valuation model is de minimis and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the conversion feature. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.  (See Note 5.)

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Income Taxes

Effective September 25, 2012, the date of the Acquisition, the Company began being taxed as a corporation. The Company’s subsidiary is organized as a limited liability company, and has elected to be treated as a disregarded entity for income tax purposes, with taxable income or loss passing through to Nxt-ID, the parent. Prior to February 25, 2012, 3D-ID was a disregarded entity for income tax purposes.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary Of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company estimates the fair value of employee stock awards using the Black-Scholes option pricing model. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards. Compensation expense includes the impact of an estimate for forfeitures for all stock options.

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

Potentially dilutive securities realizable from the exercise of warrants and from the conversion of the Company’s notes payable for the purchase of 204,600 and 53,381 shares as of September 30, 2013, respectively, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of September 30, 2012 there were no potentially dilutive securities.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

Note 4 - Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Salaries	$31,250	$16,000
Reimbursable expenses	12,852	27,334
Consulting fees	26,656	5,698
Royalty fees	31,250	20,000
Interest	12,997	247
Totals	$115,005	$69,279

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Convertible Notes Payable

On December 13, 2012, the Company received approval from Connecticut Innovations, Inc. (“CII”) for a Convertible Note (the “Note”) in the amount of $150,000 The Company received the first tranche of $75,000 on December 21, 2012, and the second tranche of $75,000 on January 31, 2013. As of September 30, 2013, the Company has accrued $12,997 in interest in connection with this Note.

The Note accrues interest at the annual rate of 12% and all principal and interest is repayable in full in two years if it has not been converted. CII has the option to convert the outstanding principal and interest on the Note into shares of the Company’s common stock at a discount of 25% of the Company’s common stock price, but not less than $1.25 as agreed by the two parties. In accordance with ASC 470, “Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Note is considered to have a beneficial conversion feature as the effective conversion price will be less than the Company’s stock price.  In addition, in accordance with ASC 815 the conversion feature is considered to be a derivative instrument as the conversion price varies based on the trading price of the Company’s common stock and the potential number of common shares to be issued upon conversion is variable up to a maximum of 120,000 shares.

The conversion feature embedded in the note payable was triggered once the Company completed a qualified financing, as defined in the note agreement. The Company determined that a qualified financing occurred during the three months ended June 30, 2013 in connection with the issuance of the registered units under its initial registration statement. ( See Note 7.)  As a result, the Company recorded a conversion feature liability of and a corresponding debt discount of $44,966 on the accompanying condensed consolidated balance sheet on the date the qualified financing was determined to have occurred.

The change in the fair value of the conversion feature liability was determined to be $37,560 and $39,202 for the nine and three months ended September 30, 2013, respectively. Amortization expense relating to the Company’s debt discount for the nine and three months ended September 30, 2013 was $9,467 and $11,109, respectively.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - DERIVATIVE LIABILITIES (continued)

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	May 25, 2013	September 30, 2013
Embedded Conversion Feature:
Risk-free interest rate	0.3%	0.3%
Expected volatility	91.17%	78.00%
Expected life (in years)	1.6	1.2
Expected dividend yield	–	–

Number of shares, if converted	120,000	53,381

Fair value	$44,966	$82,526

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2013:

		Fair Value Measurements at September 30, 2013
	Total Carrying Value at September 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$82,526	$–	$–	$82,526

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

As of September 30, 2013, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2013	September 30, 2013
Beginning balance	$43,324	–
Recognition of conversion feature liability		44,966
Net unrealized loss (gain) on conversion feature liability	39,202	37,560
Ending balance	$82,526	82,526

Note 7 - Advances from Officer

During the nine months ended September 30, 2013, the Company received an aggregate of $64,000 of cash advances from an officer of the Company and made aggregate repayments of $64,000.  The advances were non-interest bearing and short-term in nature.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Stockholders' Deficit

During the nine months ended September 30, 2013, the Company issued 204,000 shares of common stock at $0.25 per share in a private placement and received net proceeds of $51,000.

On May 10, 2013, a registration statement under the Securities Act of 1933 with respect to a public offering of 1,000,000 Units at $1.00 per unit consisting of one share of common stock and one warrant to purchase one share of common stock was declared effective by the U.S. Securities and Exchange Commission. The warrants have an exercise price of $1.00 per share and a term of three years. During the nine months ended September 30, 2013, the Company sold 304,600 Units and has received proceeds of $304,600, less offering costs of approximately $109,000.

During the three months ended September 30, 2013, the Company received $100,000 in net proceeds from the exercise of 100,000 warrants from holders of the units.

The following table summarizes the Company's warrants outstanding at September 30, 2013:

Warrants outstanding and exercisable

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at December 31, 2012	–	$–
Granted	304,600	1.00
Exercised	(100,000)	1.00
Cancelled	-	–
Outstanding at September 30, 2013	204,600	$1.00	2.7	$562,650

Exercisable at September 30, 2013	204,600	$1.00	2.7	$562,650

On January 4, 2013, a majority the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year. During the nine months ended September 30, 2013, the Company issued 46,333 restricted shares under the plan to a non-executive director with an aggregate fair value of $20,000. During the three and nine months ended September 30, 2013, the Company issued 100,000 shares with an aggregate value of $100,000 to four non-executive employees. At September 30, 2013, a total of 146,333 shares have been issued from the Plan.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 - Commitments and Contingencies (continued)

Commitments

In October 2012, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company for a period of three months. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash fee of $5,000 and to issue the consultant shares of common stock per month with a fair value of $10,000 as compensation for services provided. During the nine months ended September 30, 2013, the Company and the consultant verbally extended the agreement until December 30, 2013, with the same terms and conditions. During the three months ended March 31, 2013, 120,000 shares of common stock with a fair value of $30,000 as compensation for services provided from January 1, 2013, to March 31, 2013, were issued on March 31, 2013.

During the three months ended September 30, 2013, 45,744 shares of common stock with a fair value of $60,000 were issued as compensation for services provided from April 1, 2013, to September 30, 2013.

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

In July 2013, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company for a period of six months. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash fee of $4,000 and to issue the consultant 4,000 shares of common stock per month as compensation for services provided. Commencing September 16, 2013, the agreement was amended to a monthly cash fee of $4,000 and to issue the consultant $ 4,000 in shares of common stock per month. During the three months and nine months ended September 30, 2013, the consultant was issued 8,000 shares with a fair value of $16,400.

In August 2013, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company for a period of three months. Pursuant to the agreement, the Company agreed to issue the consultant 24,000 shares of common stock with a fair value of $24,000 as compensation for services provided

Note 10 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Subsequent to September 30, 2013, the Company has raised $100,000 and issued 100,000 shares of common stock through the conversion of 100,000 warrants issued in the initial public offering.

On October 16, 2013, the Company entered into a lease agreement with East Coast Petro, Inc. for office space in Palm Bay, Florida. The term of the lease is for three years with a monthly rent of $1,250 per month in the first year, increasing 3% annually thereafter.

On November 7, 2013, the Company entered into a three-year distribution and supply agreement with Voice of Big Data Solutions, Pvt. Ltd. (“VOBD”) for the distribution of the Company’s 3D facial recognition products in India and Sri Lanka on an exclusive basis and The Middle East and Singapore on a non-exclusive basis. The agreement is subject to termination at any time after the initial three-year term by either the Company or VOBD upon sixty (60) days written notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2013 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

OVERVIEW

Nxt-ID, Inc. (the “Company”), is a Delaware corporation formed on February 8, 2012. We were initially known as Trylon Governmental Systems, Inc. We changed our name to Nxt-ID, Inc. on September 25, 2012, to reflect our primary focus on our growing biometric identification, m-commerce and secure mobile platforms. Our website can be accessed at www.nxt-id.com. The information contained on or that may be obtained from our website is not, and shall not be deemed to be, a part of this Quarterly Report on Form 10-Q.

On or about September 25, 2012, the Company acquired 100% of the membership interests in 3D-ID LLC (“3D-ID”), a limited liability company formed in Florida in February 2011, and owned by the Company’s founders. By acquiring 3D-ID the Company gained the rights to a portfolio of patented technology in the field of three-dimensional facial recognition and imaging including 3D facial recognition products for access control, law enforcement and travel and immigration.  3D-ID was an early stage company engaged in the design, research and development, integration, analysis, modeling, system networking, sales and support of intelligent surveillance, three-dimensional facial recognition and three-dimensional imaging devices and systems primarily for identification and access control in the security industries. Since the Company’s acquisition of 3D-ID was a transaction between entities under common control in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”, Nxt-ID recognized the net assets of 3D-ID at their carrying amounts in the accounts of Nxt-ID on the date that 3D-ID was organized, February 14, 2011.

On May 10, 2013, a registration statement under the Securities Actof 1933 (the “Securities Act”) with respect to a public offering (the “Offering”) by us of 1,000,000 Units consisting of one share of common stock and one warrant to purchase one share of common stock was declared effective by the U.S. Securities and Exchange Commission. The Company sold 304,600 Units at $1.00 per unit and has received net proceeds of $195,435 in the Offering which closed on September 25, 2013.

We are an early stage technology company that is focused on developing and marketing products, solutions, and services for organizations that have a need for biometric secure access control. We have three distinct lines of business that we believe will form our company: law enforcement, m-commerce, and biometric access control applications. Our initial efforts are focused on our secure products offering for law enforcement, the Department of Defense, and Homeland Security through our 3D FaceMatch™ biometric identification systems. In parallel we are developing a secure biometric electronic wallet for the growing m-commerce market. We believe that this constitutes unique technology because it takes a very different approach relative to the current offerings: instead of replacing the wallet through a smartphone, our aim is to improve it. We believe that our Wocket™ will reduce the number of cards to be carried in a consumer’s wallet while supporting virtually every payment method currently available at Point-of-Sale (POS) at retailers around the world including magnetic stripe, touchless payment methods such as near field communications and barcode all within a secure biometric vault. We have also just launched a new biometric authentication product named Voicematch™. This product is a new method of recognizing both speakers and specific words they use providing innovative multi-factor recognition that is efficient enough to run on low-power devices.

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

In August of 2013 we commenced a pilot program with the Palm Bay, FL Police Department to evaluate the potential implementation of our 3D FaceMatch™ biometric facial recognition identification systems. The pilot program is expected to expand to include other law enforcement agencies connected to 3D-ID’s BioCloud™ to improve identification of previously enrolled (booked) individuals from multiple law enforcement agencies searching from a common 3D database. We have also hired a former law enforcement officer to assist with the marketing these products. We were also invited and have recently demonstrated our products to the Department of Defense.

In addition we recently announced a three year distribution and supply agreement for the distribution of the Company’s 3D facial recognition systems in India and Sri Lanka on an exclusive basis and in the Middle East and Singapore on a non-exclusive basis.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2013, compared with the three and nine months ended September 30, 2012.

Revenue. There were no revenues during the three months and nine months ended September 30, 2013, or the three months and nine months ended September 30, 2012

Operating Expenses. Operating expenses for the three months ended September 30, 2013, totaled $420,830 and mainly consisted of research and development of $170,354, and general and administrative costs of $246,142. The research and development mainly related to salaries and consulting services for the design and development of the Company’s biometric wallet of approximately $61,000 and a non-cash incentive stock based compensation to non-executive employees of $100,000. General and administrative expenses for the period consisted of salaries and payments to consultants for financial consulting and public relations. This included $110,400 in non-cash stock compensation to consultants and a board member.

Operating expenses for the three months ended September 30, 2012, totaled $45,535 and mainly consisted of payments to research and development consultants of $7,027, and general and administrative costs of $38,508.

The increase in expenditures for the three months ended September 30, 2013 over the same period ended September 30, 2012 is due to the increased level of research and development activity relating to the development of the Company’s biometric wallet and improving and updating the Company’s 3D facial recognition systems and an increase in consulting and professional fees relating to the public listing of the Company.

Operating expenses for the nine months ended September 30, 2013, totaled $1,014,331 and consisted of research and development of $432,361, selling costs of $9,823 and general and administrative costs of $572,147. The research and development mainly related to the design and development of the Company’s biometric wallet including payments of $125,000 to a subcontractor that is providing manufacturing samples of the reprogrammable magnetic stripe for the Wocket™, non-cash incentive stock compensation to non-executive employees of $100,000 and salaries of $190,000. General and administrative expenses for the period totaled $572,147. Of this amount, $113,000 was for salaries, $155,400 in non-cash stock compensation to consultants for marketing and public relations and a board member and approximately 130,000 for professional fees. Operating expenses for the nine months ended September 30, 2012, totaled $147,852 and mainly consisted of payments to research and development consultants of $59,324, and general and administrative expenses of $88,528.

The increase in expenditures for the nine months ended September 30, 2013 over the same period ended September 30, 2012 is due to the increased level of research and development activity relating to the development of the Company’s biometric wallet and improving and updating the Company’s 3D facial recognition systems and an increase in consulting and professional fees relating to the public listing of the Company.

Net Loss. The net loss for the three months ended September 30, 2013, was $473,999, including $4,500 in interest expense for the loan to the Company from Connecticut Innovations, Inc. (“CI”) and $9,467 in amortization of debt discount. Also included is the unrealized adjustment in fair value of the conversion feature of the CI note in the amount of $(39,202). The net loss for the three months ended September 30, 2012, was $45,535. The net loss for the nine months ended September 30, 2013, was $1,075,749, including $12,750 in interest expense for the loan to the Company from CI. The net loss for the nine months ended September 30, 2012, was $147,852.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

We have incurred net losses of $1,075,749 and $473,999 for the nine and three months ended September 30, 2013, respectively. As of September 30, 2013 the Company had cash and a stockholders’ deficit of $26,304 and $480,490, respectively. At September 30, 2013, the Company had a working deficiency of $284,802. During the nine months ended September 30, 2013, the Company raised net proceeds of approximately $246,000 through the issuance of common stock and $100,000 from the exercise of common stock warrants.

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. The timing of such payments is generally even throughout the year.  Our vendors and subcontractors generally provide us with normal trade payment terms. During the nine months ended September 30, 2013, net cash used in operating activities amounted to $529,556.

Cash Provided by Financing Activities

During the nine months ended September 30, 2013, the Company received net proceeds of $246,435 from common stock issuances and $100,000 from the exercise of common stock warrants.

During the nine months ended September 30, 2013, the Company received the second and final tranche of a convertible note payable from CI in the amount of $75,000.

During the nine months ended September 30, 2013, the Company received an aggregate of $64,000 of cash advances from an officer of the Company and made aggregate repayments of $64,000. The advances are non-interest bearing and short-term in nature.

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

On December 13, 2012, the Company received approval from CI for a Convertible Note in the amount of $150,000. The note accrues interest at the annual rate of 12% and is repayable in full in two years if it has not been converted. CI has the option to convert the outstanding principal and interest on the note into any future equity financing by the Company at a discount of 25% to the lowest price paid by other investors in an offering. During the nine months ended September 30, 2013, we received the second and final tranche of $75,000.

During the nine months ended September 30, 2013, the Company issued 204,000 shares of common stock at $0.25 per share in a private placement and received net proceeds of $51,000. On May 10, 2013, a registration statement under the Securities Act with respect to a public offering of 1,000,000 Units consisting of one share of common stock and one warrant to purchase one share of common stock was declared effective by the U.S. Securities and Exchange Commission. The warrants have an exercise price of $1.00 per share and a term of three years. During the nine months ended September 30, 2013, the Company sold 304,600 Units at $1.00 per unit and has received net proceeds of $195,435. In addition 100,000 warrants have been exercised resulting in net proceeds to the Company of $100,000.

Subsequent to September 30, 2013, the Company has raised $100,000 through the conversion of common stock warrants.

We can give no assurance that our cash on hand or the additional cash raised in the intended offering will be sufficient to achieve our business plan or that additional financing will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. Should we be unsuccessful in obtaining the necessary financing, or generating sufficient revenue to fund our operations, we will need to curtail our operational activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation by the Company’s Chief Executive Officer, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of September 30, 2013 our disclosure controls and procedures were not effective.

As of December 31, 2012, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting that continued to exist as of September 30, 2013. Specifically, we have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our Company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2013, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2013, the Company issued 6,333 unregistered shares of common stock with a value of $10,000 to a Board member.

During the three months ended September 30, 2013, the Company issued 77,744 unregistered shares of common stock with a value of $100,400 to consultants

During the three months ended September 30, 2013, the Company issued 100,000 unregistered shares of common stock with a value of $100,000 to non-executive employees.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1934, as amended (the “Securities Act”). These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Use of Proceeds

On May 17, 2013, we completed our initial public offering, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933, as amended (File No. 333-186331) (the “Registration Statement”) that was declared effective by the Securities and Exchange Commission on May 10, 2013. Under the Registration Statement, we registered the offering and sale of 1,000,000 units at $1.00 per unit consisting of one share of common stock and one warrant to purchase one share of common stock, with an exercise price for the warrants of $1.00 per share. During the nine months ended September 30, 2013, the Company sold 304,600 Units and has received proceeds of $304,600, less offering costs of approximately $109,000.

During the three months ended September 30, 2013, the Company received $100,000 in net proceeds from the exercise of 100,000 warrants from holders of the units.

No payments for our expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates with the funds raised in the offering, which funds we have not yet officially accepted or used to date.

There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

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

Nxt-ID, Inc.

Date November 14, 2013	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

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

