Form 10-K
period 2013-12-31
Nxt-ID, Inc.
filed 2014-02-25
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54960

Nxt-ID, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0678374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Reservoir Corporate Centre

4 Research Drive, Suite 402

Shelton, CT 06484

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (203) 242-3076

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No  ☒

On June 30, 2013, the last business day of the second fiscal quarter, our common stock was not yet publicly traded. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2013, the last business day of the second fiscal quarter, was approximately $1,900,600 based on 21,440,600 shares of our common stock outstanding that day and a price of $1.00, the established sale price of our common equity by the selling shareholders in the 424(b)(4) prospectus dated May 17, 2013. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 21,937,822 shares of its common stock outstanding as of February 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below.

ii

PART I

Item 1.          Business

Our Company

We are an early stage technology company that is focused on products, solutions, and services that have a need for biometric secure access control. We have three distinct lines of business that we are currently pursuing: law enforcement, mobile commerce (“m-commerce”), and biometric access control applications. Our initial efforts have primarily focused on the development of our secure products for the growing m- commerce market, most immediately, a secure mobile electronic smart wallet, the Wocket™. Our plan also anticipates that we will use our core biometric facial and voice recognition algorithms to develop security applications both cloud based and locally hosted that can be used for corporations (industrial uses, such as enterprise computer networks) as well as individuals (consumer uses, such as smart phones, tablets or personal computers). Finally, our plan calls for a suite of high level security products and facial recognition applications that can be utilized by law enforcement, the defense industry, and the U.S. Department of Homeland Security.

We believe that our MobileBioTM products, together with our biometric security solutions, will provide distinct advantages within these markets by improving mobile security. Currently most mobile devices continue to be protected simply by questions that a user asks, and PIN numbers. This security methodology is easily duplicated on another device, and can be easily spoofed or hacked. Nxt-ID’s biometric security paradigm is Dynamic Pairing Codes (DPC). DPC are a new, proprietary method to secure users, devices, accounts, locations and servers over any communication media by sharing key identifiers, including biometric-enabled identifiers, between end-points by passing dynamic pairing codes (random numbers) between end-points to establish sessions and/or transactions without exposing identifiers or keys. The current security breaches of personal credit card data raises serious concerns among consumers about the safety of their money. These consumers are also resistant to letting technology companies learn even more about their personal purchasing habits.

The Company also plans to service the access control and law enforcement facial recognition markets with our existing 3D facial recognition technology products beginning with U.S. federal and state governmental agencies. These products, whose underlying technologies have been licensed by the Company, provide customers with the capability to enroll subjects in a 3D database and use that database for verification of identities. During 2012, the Company acquired 100% of the membership interests in an entity affiliated with its founders as a means toward advancing its business plan.

Wocket™

We believe that many credit card holders either do not possess a smartphone or will be reluctant to use their smartphone for mobile payments. Nxt-ID has developed a separate physical electronic smart wallet that is intended to hold information from credit cards, debit cards, loyalty cards, identification cards, and virtually any magnetic stripe card to allow the owner of the card to configure a single, dynamic, electronic card to replicate any of the copied cards and thereby reduce the number of physical cards carried in a wallet. As designed, users will simply scan in each card, slide through each of the scanned “soft-cards” via a touch screen display and select the card the user wishes to program. The resultant electronic card can then be swiped just like a regular credit, debit, or virtually any other card. The system consists of 2 devices: an electronic smart wallet “wocket” and a dynamic smart card. The electronic smart wallet will be secured by biometric identification and will also have a range of accessories that allow the user to carry a driver’s license and cash in the same device , replacing the wallet altogether. We have completed the design stage of the Wocket™ and prototypes are currently being fabricated.

Wocket™ prototype

We have developed a prototype of our Wocket™, which we believe will be ready for Beta testing by the end of the first quarter 2014. Our current plans call for us to commence manufacturing the product during the first half of 2014.

MobileBio VoiceMatch®

Voicematch® is a new method of recognizing both speakers and specific words providing innovative multi-factor recognition. Voice authentication is a more natural biometric method of authentication than fingerprint that allows an individual access to multiple devices. Voicematch is efficient enough to run on low-power devices and will run on mobile platforms such as Android and iOS, as well as laptops and desktops. The product helps to address growing BYOD (Bring your own device) problem for corporations by positively identifying the individual using the mobile device. Voicematch is a potential original equipment manufacture (“OEM”) product for Smartphone manufacturers. The product will also be sold as a standard development kit (“SDK”) to provide corporations the opportunity to add a further layer of biometric protection to their websites and smartphone applications for their customers.

The Company has begun marketing this product and expects sales to commence in the first half of 2014, although no assurance can be provided of this.

FaceMatch®

FaceMatch® is intended to serve as a modular facial recognition system for smartphones, tablets, laptop and desktop computers. FaceMatch®, depending on the number of cameras available and level of security desired, will use 2D, partial 3D or 3D facial recognition algorithms to allow the user access to their device. As being developed, the software is intended to be hosted on the device or through a cloud computing solution. The software will also be designed to be available as an “app” on the iPhone and Android platforms, although there are presently no definitive agreements in place with either of the sponsors of those platforms. The FaceMatch® app will not retain any personal information on the user. The FaceMatch® app is near the completion of its development for desktop and laptop use. The development work for the FaceMatch® app for tablet and smartphone use has not yet begun but will use the same basic technology. Our current plans assume that sales from this product will commence during the 3rd Quarter of 2014, although no assurances can be provided of this.

Through the acquisition of 3D-ID LLC, the Company acquired the following 3D facial recognition products which are available for sale. These products are primarily designed for access control, law enforcement and travel and immigration in contrast to the MobileBio™ products which are designed for individual security on mobile devices.

3D FaceMatch® Biometric Identity Systems

The ActiveID Biometric Identity System is a completely modular and field proven identity management platform providing fusion of 3D facial recognition, 2D facial recognition and optional fingerprint biometrics. Available as a standalone solution or readily integrated into national scale systems for travel and immigration, access control and law enforcement, ActiveID products feature patented FaceMatch® 3D facial recognition.

A complete ActiveID solution includes: 1) one or more Enrollment Systems including integrated lighting for high-quality mug shot or passport imagery; 2) databases containing enrolled 3D facial templates, 2D images, application-tailored personal data, and optional fingerprints; and 3) one or more Verifier and/or Identifier stations to determine identities. Duplicate ID/imposter searches can be performed at any step.

Except for the Biometric Camera hardware, all products consist of software running on industry-standard encrypted networks, databases, and computers. All software is easily customized to support specific process needs, and several pre-configured solutions are available including prisoner management, facility access control, and fused face/fingerprint verification.

3D SketchArtist™

3D SketchArtist™ is a 3D software face composite sketch tool that makes sketching a face simple, fast, and realistic. Using patented 3D morphing technology, law enforcement professionals can now sketch an accurate composite with 3D life-like features. 3D SketchArtist™ transforms ordinary sketches into rapidly evolving mock-ups that can be modified with a simple click of the mouse. Facial features, poses, expressions, and even lighting can be modified to reflect a witness description in mere seconds. 3D SketchArtist™ is user-friendly so that anyone can use it to render accurate composites of a suspect, quickly and easily. What once could only be performed by professional sketch artists can now be performed with minimal training.

Our Corporate History

We were incorporated in the state of Delaware on February 8, 2012. We are a technology company with particular core competencies in biometrics that is targeting the growing m-commerce market with our innovative MobileBio™ suite of biometric solutions that are intended to secure mobile platforms. Our MobileBio™ solutions are intended to provide distinct advantages within these markets by filling a gap left by traditional biometric solutions that either are physically integrated and thus, not flexible or versatile, or provide poor interoperability between different mobile devices and insecure remote services. The Company also plans to serve the access control and law enforcement facial recognition markets.

Effective June 25, 2012, the Company acquired 100% of the membership interests in 3D-ID, LLC (“3D-ID”), a limited liability company formed in Florida in February 2011 and owned by the Company’s founders. Since this was a transaction between entities under common control, in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”, Nxt-ID recognized the net assets of 3D-ID at their carrying amounts in the accounts of Nxt-ID on the date that 3D-ID was organized, February 14, 2011. Our corporate headquarters are in Shelton, CT.

Gino Pereira and David Tunnell, the founders of Nxt-ID, were an integral part of the senior management teams at Technest Holdings, an OTC Bulletin Board public company, and its subsidiary Genex Technologies. Genex Technologies was founded in 1995 to develop and commercialize the unique Rainbow® method of capturing 3D data. Since its founding Genex has developed into one of the market leaders in advanced imaging, including 3D and 360-degree technologies.

Genex has developed innovative technologies and products for all aspects of imaging, including capture, processing, display, and enhancement. Genex’s products range from 3D cameras to surveillance algorithms to integrated facial recognition systems.

Genex and Technest have won awards from the Department of Defense, National Institutes of Health (“NIH”), National Institute of Standards and Technology (“NIST”) and National Science Foundation (“NSF”) amounting to over $30 million in support of this technology.

Nxt-ID has licensed all the Technest/Genex technology (exclusively in Federal, State and Municipal applications) through the acquisition of 3D-ID to provide a product portfolio and a strong technical foundation for its further development efforts.

In addition, Nxt-ID has also licensed on a non exclusive basis, distribution, manufacturing rights and know-how from Geometrix, a leading 3D imaging company using a different technical approach to Technest. This technology performed very favorably at the Face Recognition Vendor Test conducted by NIST.

Nxt-ID also has key scientific and engineering personnel that have had key roles in the development of these technologies and have an important intellectual knowledge base that the Company intends to leverage.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a ‘‘large accelerated filer’’ as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Pursuant to Section 102 of the JOBS Act, we have provided reduced executive compensation disclosure and have omitted a compensation discussion and analysis from this prospectus. Pursuant to Section 107 of the JOBS Act, we have elected to utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Our Industry

The Nilson Report's annual Global Credit Card Brands report shows that planet-wide, transactions at merchants on the leading payment cards rose to $135.3 billion in 2011.  Other facts regarding the use of payment cards:

•	By the end of 2011, the total number of credit, debit, and prepaid cards in circulation hit 6.54 billion.

•	Of total payment cards in circulation carrying the global brands of American Express, Diners Club, JCB, MasterCard, UnionPay and Visa, most were debit cards -- at 68.8 percent.

Some experts believe that in the foreseeable future most people will have embraced and fully adopted the use of smart-device swiping for purchases they make, nearly eliminating the need for cash or credit cards. These experts feel that the explosive growth in the use of smartphones and other mobile devices, combined with the convenience, security, and other affordances of mobile payments systems, makes these systems an obvious choice to replace established modes of payment in day-to-day commerce.

Others who do not agree with this scenario say cash and credit cards will remain the dominant method of carrying out transactions in advanced countries because the security implications raise too many concerns among consumers about the safety of their money. These consumers are also resistant to letting technology companies learn even more about their personal purchasing habits.

We believe that credit and debit card fraud will continue to be of concern to holders, even if the number of credit card holders/users continues to grow and with it the number of credit card transactions. We believe there is a significant segment of this market that either does not possess a smartphone or will be reluctant to use their smartphone for mobile payments due to a variety of reasons including: limited battery life; dependency on wireless network coverage; and well publicized security threats.

Rather than depend solely on a smart phone, Nxt-ID’s business plan is to develop a next generation electronic smart wallet. We believe that this constitutes unique technology because it takes a very different approach relative to the current offerings: instead of replacing the wallet, our aim is to improve it. We believe that our Wocket™ will reduce the number of cards to be carried in a consumer’s wallet while capable of supporting most payment methods currently available at Point-of-Sale (POS) retailers around the world including magnetic stripe, bar codes and QR codes in the near future, Near Field Communications (NFC) all within a secure biometric vault. We believe that we can encourage individuals who are reluctant to use a smartphone for mobile payments to utilize an electronic wallet based on the security offerings that we plan to embed in this product.

The mobile phone worldwide market is presently approximately 1.8 billion units per year. Of that amount smart phones represent a large and growing segment of the market. Smart phones also typically serve as portable media players and camera phones with high-resolution touchscreen displays and web browsers that can access and properly display standard web pages, GPS navigation, Wi-Fi and mobile broadband access.

We believe that our MobileBio™ cell phone facial and voice recognition opportunity, once developed, will address a worldwide market of smart phones sales, which we believe is continuing to grow. We anticipate partnering with application providers on smartphones that have an interest in additional security for their particular application by using 3D facial and/or voice recognition on their smartphone to gain access to a particular application; for example, touchless payment applications, banking applications and securities trading applications.

Other Uses for Facial Recognition Technology

Biometric identifiers have long been used by governments and commercial enterprises to verify a person’s identity. Signatures are an example of a behavioral biometric that has been used for centuries. With the advent of the photograph, the first paper-based physiological biometric technique was developed to verify a person’s identity. Photographs on passports and drivers licenses are obvious examples of early biometric features added to government-issued identity documents.

On the other hand, law enforcement agencies have routinely used fingerprints to positively identify suspects of a crime. In the 1990s, the use of fingerprints for criminal systems entered the digital age when the FBI awarded a contract to a team of Martin Marietta, Sagem Morpho, and Calspan (later known as the Lockheed Martin team) to build an electronic storage and search system that incorporated fingerprint files (or Integrated Automated Fingerprint Identification System - IAFIS), replacing the paper files. By capturing biometric information electronically and storing the files within a secure network for over 10 years, the U.S. government has been creating the foundation for greater use of biometrics in government and commercial activities.

However, terrorists and other criminals are now more capable of subverting traditional paper-based security measures through improved forgery and information-sharing technology and techniques. Furthermore, the evolution of the internet and the subsequent deviation from paper-based data storage and processes to electronic-based systems has opened the door to increased identity theft and other fraudulent activities within the commercial world.

In order to address deficiencies in current security systems used, we intend to market products that can be used by both government and commercial consumers as a viable, more powerful alternative to security measures currently being used by them. Nxt-ID believes that its products will contain the necessary security solutions to cover both consumer preferences with MobileBio FaceMatch® and the Wocket™ and government and commercial needs with its 3D facial recognition access control products.

Our Competition

The markets for our products are extremely competitive and are characterized by rapid technological change as a result of technical developments exploited by our competitors, changing technical needs of customers, and frequent introductions of new features. We expect competition to increase as other companies introduce products that are competitively priced, that may have increased performance or functionality, or that incorporate technological advances not yet developed or implemented by us. Some of our present and potential competitors may have financial, marketing, and research resources substantially greater than ours.

Competitors in the digital wallet marketplace include:

Google Wallet – A mobile payment system developed by Google that allows its users to store debit cards, credit cards, loyalty cards, and gift cards among other things, as well as redeeming sales promotions on their mobile phone.

Paypal – A mobile service that can send money between other PayPal users and friends, track your balances, check in to pay from ones phone, and order ahead at restaurants.

Square wallet – Links user credit card to its app, but instead of paying directly with the credit card, it requires the use of merchant cards, which limits its usage to only certain merchants. Because it is location based, the store knows you’re ordering something and will charge it to the card linked on your Square account.

Isis – A mobile app that lets a user store virtual versions of nearly everything in ones wallet, on ones smartphone. It uses NFC technology for contactless payments.

Lemon Wallet – A mobile app that allows users to store debit, credit, ID, insurance member and loyalty cards. The app turns that information into a barcode to be scanned by merchants. Users can also connect payment cards to their bank allowing users to check their balance and make transactions from within the app. This company was recently acquired by Lifelock.

All of the above products rely on the use of a smartphone. The fundamental competitive advantage of the Wocket is that it is not smartphone dependent and is as simple to use as the swipe of a credit card. It will work in situations where there is no cell phone signal or internet connectivity. In addition the Wocket features biometric and other security features not available on a smartphone.

There are a number of suppliers of biometric products that deliver to the market place presently. One of the largest suppliers is L1 Identity Solutions, which has primarily concentrated its prior efforts in the government and corporate sectors. L1 is a vertically integrated biometric solutions provider with a large established base of business and it has well developed government marketing channels. The Company was sold to Safran in 2010. Another established supplier is Cognitec, a German facial recognition company, with worldwide distribution.

Google and Apple are developing facial recognition applications for smartphones. The Google app can currently be fooled by using a photograph of the user. Apple is using a 2D to 3D conversion model which holds better promise but this is already a heavily patented area.

Rather than competing directly against these well-established entities, Nxt-ID’s plans to develop and foster market niches that would serve affordable lower priced retail consumer, small business biometric applications and end users not necessarily involved in large enterprise activities. We believe that our MobileBio™ technology that we are developing is the key to differentiating our solutions to the end user by providing what we maintain is a true end-to-end security offering using our patent-pending dynamic pairing codes that dynamically utilize identifiers that uniquely identify the user, device, manufacturer, account, location, and session or transaction, the combination of which changes periodically in real-time among all points along the communication path so that communication and data is protected 100% of the time.  The biosensors that we are developing are intended to integrate with multiple devices, apps, users, operating systems, firmware, remote services and virtually any “entities” so that intercommunications with all entities, local or remote, are protected. One of the major areas of concern with facial recognition is user privacy with most companies utilizing private data for other marketing purposes. The Nxt-ID apps will not sell or share any personal information on the user.

Nxt-ID plans to offer what we believe to be unique features that will include cloud-based identity and authentication MobileBio™ management services that secure biometric authentication across mobile devices, as well as a new, innovative Facial Recognition technology and a physical alternative to current e-wallets that are embedded in smartphones.

The value proposition that we plan to offer customers with our versatile, simple MobileBio™ technology is complete interoperability of sensors with mobile applications and cloud-based services, which will secure the mobile money/m-commerce market by filling a versatility and flexibility gap in lacking with current solutions.

In order to compete effectively in this environment, our plan is to continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities. There is a risk that we may not be able to make the technological advances necessary to compete successfully. Existing and new competitors may enter or expand their efforts in our markets, or develop new products to compete against ours. Our competitors may develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. New products or technologies may render our products obsolete. Many of our primary competitors are well-established companies that have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do.

Our Business Strategy

Against the backdrop of challenges with identification of individuals, more and more mobile phones are being used as a source of payment for goods and services. Our business is premised on the belief that worldwide mobile payment volume will continue to grow rapidly in the upcoming years. Many global companies have announced plans for mobile payments including AT&T, Sprint, Verizon, T-Mobile, Google, Visa, MasterCard, American Express, Discover, Bank of America, Barclays, RIM and others.  The risks and concerns of fraud accompanying the introduction of these potential applications are financially enormous and could hamper the growth of this budding industry. As a result of these concerns, the Company believes that the “m-commerce/mobile money” market is positioned to grow rapidly.

We intend to initially market the Wocket™ to colleges. Students are traditionally early technology adopters and the college environment has a need for simplification of the methods for students to both make payments and gain access to restricted environments on campus through easy to use improved security.

Thereafter we will expand our reach through distinct channel partners that have a large body of members or subscribers that have a need for secure transactions and identity protection. Concurrently, we will market the Wocket™ directly to consumers through internet marketing.

Worldwide, government agencies, financial, corporate and industrial entities are investing a considerable amount of resources into improving security systems as a result of ongoing security breaches which accompany acts of terrorism, financial and resource thefts that dangerously expose flaws and weaknesses in today’s safety mechanisms. Badge or password-based authentication procedures are too easy to hack. Biometrics represents a viable and robust alternative but also has potential for drawbacks as well; for example, iris scanning, while very reliable is considered too intrusive; fingerprints are socially accepted, but not applicable to non-consenting individuals and have proven to be fooled. Alternatively, facial recognition represents a good compromise between what’s socially acceptable and what’s reliable, even when operating under controlled conditions. We believe that facial recognition has emerged as one of the fastest growing technologies among the biometric technologies accepted worldwide. Facial recognition is applicable to both verification and identification. In addition, it is the only biometric system that can routinely be used in a covert manner for surveillance of uncooperative individuals as a person’s face is easily captured at a distance by video technology with or without consent.

Based on our anecdotal analysis of certain macro trends, we believe that the world-wide facial recognition market for all applications of the technology grow for the foreseeable future as consumers come to understand and adapt biometric technologies as a preferred manner for security, particularly mobile security. We believe that 3D facial recognition technology will gain traction for access control and is already being used by organizations with a high traffic volume to quickly, easily and securely authenticate users. Currently, 2D facial recognition is used primarily by law enforcement officials to identify someone by comparing their 2D image against a large database of pictures, whereas 3D facial recognition is designed primarily for verification - to confirm that someone is exactly whom they say they are. 3D face readers can also be used with PINs, access control cards and other biometric factors for multifactor authentication. 3D face recognition is as fast and accurate as fingerprint technology and is ideal in situations where workers’ hands are full or dirty, or where employees wear gloves or other applications where fingerprints would be inconvenient or difficult to obtain.

Nxt-ID plans call for the positioning of its products to have applications in markets as diverse as Military and Homeland Defense, Law Enforcement, Commercial and Consumer.

For sales to the Department of Defense, Nxt-ID is partnered with established Prime Contractors that have or are bidding for Contact vehicles through which sales may be made. Our current Partners include Battelle Memorial Institute and Verizon Federal Systems.

We currently plan for our sales to Law Enforcement Agencies to be made through distributors. Our management has several key relationships from past engagements that it is pursuing.

We intend to market the MobileBio VoiceMatch and FaceMatch® product to application providers on iPhone and Android devices that have a need to increased security because of the nature of the application. To make potential buyers aware of the product the Company will use social networks, such as Twitter, Facebook and YouTube as well as traditional PR.

Our Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We currently rely and will continue to rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. We have filed two patents based on the Wocket™ and Dynamic Pairing Codes (DPC) a proprietary method used by the Company to secure users, devices, accounts, locations and servers over any communication media by sharing key identifiers, including biometric-enabled identifiers, between end-points by passing dynamic pairing codes (random numbers) between end-points to establish sessions and/or transactions without exposing identifiers or keys. We are currently in the process of applying for our third patent on multi-factor voice authentication.

Subsequent to the acquisition of 3D-ID, we licensed sixteen (16) U.S. patents. We enter into confidentiality agreements with our consultants and key employees, and maintain control over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

We do not generally conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

We may face claims by third parties that our products or technology infringe their patents or other intellectual property rights in the future. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or seek to obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.

Licensed Patents

Patent Title	Serial/Patent/ Registration Number
Method and Apparatus for High Resolution Three Dimensional Display	6,064,423
Omni-Directional Cameras	D436,612
High Speed Three Dimensional Imaging Method	6,028,672
Method and System for Three-Dimensional Imaging Using Light Pattern Having Multiple Sub-Patterns	6,700,669
Method And Apparatus for Omnidirectional Three Dimensional Imaging	6,744,569
Face Recognition System and Method	7,221,809
A System and a Method for Three-Dimensional Imaging Systems	7,349,104
Method and Apparatus for an Interactive Volumetric Three Dimensional Display	7,098,872
Face Recognition System and Method	7,876,931
Method and Apparatus for Omni-Directional Video Surveillance System	7,940,299
A System and a Method for a Smart Surveillance System	7,358,498
A High Speed Three Dimensional Imaging Method	6,147,760
Method And Apparatus for Modeling Via a Three-Dimensional Image Mosaic System	6,819,318
Method and System for a Three Dimensional Facial Recognition System	7,804,997
Method and Apparatus for Omni-Directional Three-Dimensional Imaging	6,304,285
Method and Apparatus for Generating Structural Pattern Illumination	6,937,348

Employees

As of December 31, 2013, we had a total of 6 full-time employees, 5 in product engineering and 1 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, graphic designers, computer scientists, sales and marketing and senior management personnel. In addition, we have independent contractors whose services we are using on an as-needed basis to assist with the engineering and design of our products.

Item 1A.          Risk Factors

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this report and elsewhere, and may adversely affect our business, financial condition or operating results. If any of those risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. These risk factors should be carefully considered in evaluating our prospects.

Risks Related to our Business

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

The Company is an early stage entity and has incurred net losses of 1,544,534 for the year ended December 31, 2013. As of December 31, 2013, the Company had cash and a stockholders’ deficiency of $303,626 and $300,090, respectively. At December 31, 2013, the Company had a working capital deficiency of $307,824. Primarily as a result of our losses and limited cash balances, our independent registered public accounting firm has included in its report for the year ended December 31, 2013, an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, ability to raise additional cash from equity financings, secure debt financing, and/or generate revenue from the sales of our products. We cannot provide any assurance that we will be able to raise additional capital.  If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

We are uncertain of our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

To date, we have completed only the initial stages of our business plan and we can provide no assurance that we will be able to generate a sufficient amount of revenue, if at all, from our business in order to achieve profitability.  It is not possible for us to predict at this time the potential success of our business. The revenue and income potential of our proposed business and operations are currently unknown. If we cannot continue as a viable entity, you may lose some or all of your investment in our Company.

Because we are an early stage company, we expect to incur significant additional operating losses.

The Company is an early stage entity. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our current products have not generated significant commercial revenue for our Company and there can be no guarantee that we can generate sufficient revenues from the commercial sale of our products in the near future to fund our ongoing capital needs.

We have a limited operating history upon which you can gauge our ability to obtain profitability.

We have a limited operating history and our business and prospects must be considered in light of the risks and uncertainties to which early stage companies are exposed. We cannot provide assurances that our business strategy will be successful or that we will successfully address those risks and the risks described herein. Most important, if we are unable to secure future capital, we may be unable to continue our operations. We may incur losses on a quarterly or annual basis for a number of reasons, some of which may be outside our control.

If we cannot obtain additional capital required to finance our research and development efforts, our business may suffer and you may lose the value of your investment.

We may require additional funds to further execute our business plan and expand our business. If we are unable to obtain additional capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. If this occurs, you may lose part or all of your investment.

We will have ongoing capital needs as we expand our business.  If we raise additional funds through the sale of equity or convertible securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock.  We may have to issue securities that have rights, preferences and privileges senior to our common stock.  The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. There can be no assurance that we will be able to obtain the additional financing we may need to fund our business, or that such financing will be available on terms acceptable to us.

We face intense competition in our market, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

A number of other companies engage in the business of developing applications for facial recognition for access control. The market for biometric security products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our current competitors include both emerging or developmental stage companies such as ourselves as well as larger companies. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	Greater name recognition and longer operating histories;
•	Larger sales and marketing budgets and resources;
•	Broader distribution and established relationships with distribution partners and end-customers;
•	Greater customer support resources;
•	Greater resources to make acquisitions;
•	Larger and more mature intellectual property portfolios; and
•	Substantially greater financial, technical, and other resources.

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through selling at zero or negative margins, product bundling, or closed technology platforms. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our products and technology. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources.

Our markets are subject to technological change and our success depends on our ability to develop and introduce new products.

Each of the governmental and commercial markets for our products is characterized by:

•	Changing technologies;
•	Changing customer needs;
•	Frequent new product introductions and enhancements;
•	Increased integration with other functions; and
•	Product obsolescence.

Our success will be dependent in part on the design and development of new products. To develop new products and designs for our target markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise. The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted on a timely basis, or at all, or that the potential products will achieve market acceptance. Our failure to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on our business, financial condition and results of operations.

Claims by others that we infringe their intellectual property rights could increase our expenses and delay the development of our business. As a result, our business and financial condition could be harmed.

Our industries are characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products do not and will not infringe issued patents, patents that may be issued in the future, or other intellectual property rights of others.

We do not have the resources to conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

We may face claims by third parties that our products or technology infringe their patents or other intellectual property rights. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.

We may not be able to protect our intellectual property rights adequately.

Our ability to compete for government contracts is affected, in part, by our ability to protect our intellectual property rights. We rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights. Despite these efforts, we cannot be certain that the steps we take to protect our proprietary information will be adequate to prevent misappropriation of our technology or protect that proprietary information. The validity and breadth of claims in technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. Nor can we assure you that, if challenged, our patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. In addition, the enforcement of laws protecting intellectual property may be inadequate to protect our technology and proprietary information.

We may not have the resources to assert or protect our rights to our patents and other intellectual property. Any litigation or proceedings relating to our intellectual property, whether or not meritorious, will be costly and may divert the efforts and attention of our management and technical personnel.

We also rely on other unpatented proprietary technology, trade secrets and know-how and no assurance can be given that others will not independently develop substantially equivalent proprietary technology, techniques or processes, that such technology or know-how will not be disclosed or that we can meaningfully protect our rights to such unpatented proprietary technology, trade secrets, or know-how. Although intend to enter into non-disclosure agreements with our employees and consultants, there can be no assurance that such non-disclosure agreements will provide adequate protection for our trade secrets or other proprietary know-how.

Our success will depend, in part, on our ability to obtain new patents.

To date, we have licensed sixteen (16) United States patents and our success will depend, in part, on our ability to obtain patent and trade secret protection for proprietary technology that we may develop in the future. No assurance can be given that any pending or future patent applications will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

Furthermore, there can be no assurance that our competitors have not or will not independently develop technology, processes or products that are substantially similar or superior to ours, or that they will not duplicate any of our products or design around any patents issued or that may be issued in the future to us. In addition, whether or not patents are issued to us, others may hold or receive patents which contain claims having a scope that covers products or processes developed by us.

We may not have the resources to adequately defend any patent infringement litigation or proceedings. Any such litigation or proceedings, whether or not determined in our favor or settled by us, is costly and may divert the efforts and attention of our management and technical personnel. In addition, we may be required to obtain licenses to patents or proprietary rights from third parties. There can be no assurance that such licenses will be available on acceptable terms if at all. If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Accordingly, challenges to our intellectual property, whether or not ultimately successful, could have a material adverse effect on our business and results of operations.

We rely on a third party for licenses relating to a critical component of our technology. The failure of such licensor would materially and adversely affect our business and product offerings.

We currently license technology for a critical component of our current product offerings from a third party. The third party’s independent registered public accounting firm included an explanatory paragraph in its audit report as it relates to the third party’s ability to continue as a going concern in its recent financial statement. In the event that our licensor were to fail, it could impact our license arrangement and impede our ability to further commercialize our technology. In the event we were to lose our license or our license were to be renegotiated as a result of our licensor’s failure, our ability to manage our business would suffer and it would significantly harm our business, operating results and financial condition.

Our future success depends on the continued service of management, engineering and sales personnel and our ability to identify, hire and retain additional personnel.

Our success depends, to a significant extent, upon the efforts and abilities of members of senior management. We have entered into an employment agreement with our Chief Executive Officer, but have not entered into an employment agreement with our Chief Technology Officer and have no current plans to use employment agreements as a tool to attract and retain new hires that we may make of key personnel in the future. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. We do not currently maintain key person life insurance on any of our officers, employees or consultants, but are in the process of attempting to obtain such insurance on our senior most personnel. There is no guarantee we will be able to obtain such insurance or if we are able to obtain such insurance to do so on acceptable terms to us.

There is intense competition for qualified employees in our industry, particularly for highly skilled design, applications, engineering and sales people. We may not be able to continue to attract and retain developers, managers, or other qualified personnel necessary for the development of our business or to replace qualified individuals who may leave us at any time in the future. Our anticipated growth is expected to place increased demands on our resources, and will likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management employees. If we lose the services of or fail to recruit engineers or other technical and management personnel, our business could be harmed.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual and current reports with respect to our business and operating results.

As a result of disclosure of information in this prospectus and in filings required of a public company, our business and financial condition is more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert resources of our management and harm our business and operating results.

The Company has not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of three individuals, one of whom is also our executive officer. Although our independent directors oversee all significant corporate matters such as the approval of terms of the compensation of our executive officers and the oversight of the accounting functions, our Chief Executive Officer currently owns a majority of our stock, which could enable him to elect new directors in the place of our independent directors.

Although we have adopted a Code of Ethical Conduct, we have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have a majority independent directors on our board. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominee may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Periods of rapid growth and expansion could place a significant strain on our resources, including our employee base, which could negatively impact our operating results.

We may experience periods of rapid growth and expansion, which may place significant strain and demands on our management, our operational and financial resources, customer operations, research and development, marketing and sales, administrative, and other resources. To manage our possible future growth effectively, we will be required to continue to improve our management, operational and financial systems. Future growth would also require us to successfully hire, train, motivate and manage our employees. In addition, our continued growth and the evolution of our business plan will require significant additional management, technical and administrative resources. If we are unable to manage our growth successfully we may not be able to effectively manage the growth and evolution of our current business and our operating results could suffer.

We depend on a contract manufacturer, and our production and products could be harmed if it is unable or unwilling to meet our volume and quality requirements and alternative sources are not available.

We rely on contract manufacturers to provide manufacturing services for our products. If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in-house. The loss of our contract manufacturer could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products. These changes could have a material adverse effect on our business and results of operations.

Our insiders and affiliated parties beneficially own a significant portion of our stock.

As of the date of hereof, our executive officers, directors, and affiliated parties beneficially own approximately 87.2% of our common stock. As a result, our executive officers, directors and affiliated parties will have significant influence to:

•	Elect or defeat the election of our directors;
•	Amend or prevent amendment of our certificate of incorporation or bylaws;
•	Effect or prevent a merger, sale of assets or other corporate transaction; and
•	Affect the outcome of any other matter submitted to the stockholders for vote.

In addition, any sale of a significant amount of our common stock held by our directors and executive officers, or the possibility of such sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing any gains from our common stock.

We are presently a small company with limited resources and personnel to establish a comprehensive system of internal controls. If we fail to maintain an effective system of internal controls, we would not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results would be harmed. We may in the future discover areas of our internal controls that need improvement. For example, because of size and limited resources, our external auditors may determine that we lack the personnel and infrastructure necessary to properly carry out an independent audit function.  Although we believe that we have adequate internal controls for a company with our size and resources, we are not certain that the measures that we have in place will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, would harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls would also cause investors to lose confidence in our reported financial information, which would have a negative effect on our company and, if a public market develops for our securities, the trading price of our stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.

Our ability to grow successfully requires an effective planning and management process.  The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources.  To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner.  Our controls, systems, procedures and resources may not be adequate to support a changing and growing company.  If our management fails to respond effectively to changes and growth in our business, including acquisitions, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

We are an emerging growth company within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies may also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Risks Related To Our Biometric Recognition Applications and Related Products

Our biometric products and technologies may not be accepted by the intended commercial consumers of our products, which could harm our future financial performance.

There can be no assurance that our biometric systems will achieve wide acceptance by commercial consumers of such security-based products, and market acceptance generally. The degree of market acceptance for products and services based on our technology will also depend upon a number of factors, including the receipt and timing of regulatory approvals, if any, and the establishment and demonstration of the ability of our proposed device to provide the level of security in an efficient manner and at a reasonable cost. Our failure to develop a commercial product to compete successfully with existing security technologies could delay, limit or prevent market acceptance. Moreover, the market for new biometric-based security systems is largely undeveloped, and we believe that the overall demand for mobile biometric-based security systems technology will depend significantly upon public perception of the need for such a level of security. There can be no assurance that the public will believe that our level of security is necessary or that private-industry will actively pursue our technology as a means to solve their security issues. Long-term market acceptance of our products and services will depend, in part, on the capabilities, operating features and price of our products and technologies as compared to those of other available products and services. As a result, there can be no assurance that currently available products, or products under development for commercialization, will be able to achieve market penetration, revenue growth or profitability.

Our biometric applications may become obsolete if we do not effectively respond to rapid technological change on a timely basis.

The biometric identification and personal identification industries are characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we are unable to keep pace with these changes, our business may be harmed. Products using new technologies, or emerging industry standards, could make our technologies less attractive. If addition, we may face unforeseen problems when developing our products, which could harm our business. Furthermore, our competitors may have access to technologies not available to us, which may enable them to produce products of greater interest to consumers or at a more competitive cost.

Our biometric applications are new and our business model is evolving.  Because of the new and evolving nature of biometric technology, it is difficult to predict the size of this specialized market, the rate at which the market for our biometric applications will grow or be accepted, if at all, or whether other biometric technologies will render our applications less competitive or obsolete.  If the market for our biometric applications fails to develop or grows slower than anticipated, we would be significantly and materially adversely affected.

If our products and services do not achieve market acceptance, we may never have significant revenues or any profits.

If we are unable to operate our business as contemplated by our business model or if the assumptions underlying our business model prove to be unfounded, we could fail to achieve our revenue and earnings goals within the time we have projected, or at all, which would have a detrimental effect on our business.  As a result, the value of your investment could be significantly reduced or completely lost.

We may in the future experience competition from other biometric application developers.

Competition in the development of biometric recognition is expected to become more intense.  Competitors range from university-based research and development graphics labs to development-stage companies and major domestic and international companies.  Many of these entities have financial, technical, marketing, sales, distribution and other resources significantly greater than those of our company.  There can be no assurance that we can continue to develop our biometric technologies or that present or future competitors will not develop technologies that render our biometric applications obsolete or less marketable or that we will be able to introduce new products and product enhancements that are competitive with other products marketed by industry participants.

We may fail to create new applications for our products and enter new markets, which would have an adverse effect on our operations, financial condition and prospects.

Our future success depends in part on our ability to develop and market our technology for applications other than those currently intended. If we fail in these goals, our business strategy and ability to generate revenues and cash flow would be significantly impaired. We intend to expend significant resources to develop new technology, but the successful development of new technology cannot be predicted and we cannot guarantee we will succeed in these goals.

Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in costly litigation or liability.

Our products may contain defects for many reasons, including defective design or manufacture, defective material or software interoperability issues. Products as complex as those we offer, frequently develop or contain undetected defects or errors. Despite testing defects or errors may arise in our existing or new products, which could result in loss of revenue, market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, and increased service and maintenance cost. Defects or errors in our products and solutions might discourage customers from purchasing future products. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.

We will provide warranties on certain product sales and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or to replace the products under warranty. We will establish warranty reserves based on our best estimates of warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods. In addition, because our customers rely on secure authentication and identification of cardholder to prevent unauthorized access to programs, PC’s, networks, or facilities, a malfunction of or design defect in its products (or even a perceived defect) could result in legal or warranty claims against us for damages resulting from security breaches. If such claims are adversely decided against us, the potential liability could be substantial and have a material adverse effect on our business and operating results. Furthermore, the possible publicity associated with any such claim, whether or not decided against us, could adversely affect our reputation. In addition, a well-publicized security breach involving smart card-based or other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. Any of the foregoing events could cause demand for our products to decline, which would cause its business and operating results to suffer.

Risks Related to the Market

We may not be able to access the equity or credit markets.

We face the risk that we may not be able to access various capital sources including investors, lenders, or suppliers. Failure to access the equity or credit markets from any of these sources could have a material adverse effect on the Company’s business, financial condition, results of operations, and future prospects.

Persistent global economic trends could adversely affect our business, liquidity and financial results.

Although improving, persistent global economic conditions, particularly the scarcity of capital available to smaller businesses, could adversely affect us, primarily through limiting our access to capital and disrupting our clients’ businesses.  In addition, continuation or worsening of general market conditions in economies important to our businesses may adversely affect our clients’ level of spending and ability to obtain financing, leading to us being unable to generate the levels of sales that we require.  Current and continued disruption of financial markets could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

We may seek or need to raise additional funds. Our ability to obtain financing for general corporate and commercial purposes or acquisitions depends on operating and financial performance, and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. The global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions. An unprecedented level of intervention from the U.S. and other governments has been seen. As a result of such disruption, our ability to raise capital may be severely restricted and the cost of raising capital through such markets or privately may increase significantly at a time when we would like, or need, to do so. Either of these events could have an impact on our flexibility to fund our business operations, make capital expenditures, pursue additional expansion or acquisition opportunities, or make another discretionary use of cash and could adversely impact our financial results.

Although recent trends point to continuing improvements, there is still lingering volatility and uncertainty. A change or disruption in the global financial markets for any reason may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products could decrease and differ materially from their current expectations. Further, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us or possible insolvencies of our customers could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.

Risks Relating to our Common Stock

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

You may experience additional dilution in the future.

We may acquire other technologies or finance strategic alliances by issuing equity, which may result in additional dilution to our stockholders.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors.  Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders.  The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.  For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, and lack of profits, which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are, compared to the shares of such larger, more established companies, sporadically and thinly traded. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our lack of profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.

If and when a larger trading market for our common stock develops, the market price of our common stock is still likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the price at which you acquired them.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

•	Variations in our revenues and operating expenses;
•	Actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	Market conditions in our industry, the industries of our customers and the economy as a whole;
•	Actual or expected changes in our growth rates or our competitors’ growth rates;
•	Developments in the financial markets and worldwide or regional economies;
•	Announcements of innovations or new products or services by us or our competitors;
•	Announcements by the government relating to regulations that govern our industry;
•	Sales of our common stock or other securities by us or in the open market; and
•	Changes in the market valuations of other comparable companies

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or operating results. The trading price of our shares might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our common stock. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results and financial condition.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

Our common stock will be deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Properties

Our principal executive offices in Shelton, Connecticut are in a shared executive office suite complex, which we lease on a month-to-month basis. On October 16, 2013, the Company entered into a lease agreement for office space in Palm Bay, Florida. The term of the lease is for three years with a monthly rent of $1,250 per month in the first year, increasing 3% annually thereafter

Item 3.	Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.  From time to time, we may become involved legal proceedings, lawsuits, claims and regulations in the ordinary course of our business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCBB under the symbol NXTD. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	2013
	High		Low
1st Quarter ended March 31, 2013	N/A		N/A
2nd Quarter ended June 30, 2013	N/A		N/A
3rd Quarter ended September 30, 2013	$3.80	(1)	$2.56	(1)
4th Quarter ended December 31, 2013	$7.25		$2.51

(1)	A public market for our common stock did not exist prior to August 23, 2013.

Holders

As of February 21, 2014, there were approximately 76 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid dividends on our Common Stock, and our board of directors does not intend to declare or pay any dividends on the Common Stock in the foreseeable future. Our earnings are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on the Common Stock will be at the discretion of the board of directors and will depend upon a variety of factors, including our future earnings, capital requirements, financial condition and such other factors as our board of directors may consider to be relevant from time to time.

Equity Compensation Plan Information as of December 31, 2013

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Plan (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	$–	2,044,949
Equity compensation plans not approved by security holders	–	–	–
Total	0	$–	2,044,949

(1)	Represents the shares authorized for issuance under the Nxt-ID, Inc. 2013 Long-Term Stock Incentive Plan, which was approved by the Company’s shareholders on January 3, 2013. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including Stock Options, Stock Awards, and Stock Appreciation Rights is limited to 10% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 2,044,949 for fiscal 2014.

(2)	As of January 1, 2014.

Recent Sales of Unregistered Securities

Between October 15, 2013 and December 31, 2013 the Company issued 13,145 shares of common stock to consultants and board members with an aggregate fair value of $55,840 for services rendered to the Company. These transactions were not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act in a transaction by the Company not involving a public offering as the shares were granted as compensation for services and the recipients had access to adequate current public information concerning the Company.

Item 6.          Selected Financial Data.

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 7.          Management Discussion and Analysis of Financial Condition and Results of Operations.

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

On May 10, 2013, a registration statement under the Securities Act of 1933 with respect to a public offering (the “Offering”) by us of 1,000,000 Units consisting of one share of common stock and one warrant to purchase one share of common stock was declared effective by the U.S. Securities and Exchange Commission. The Company sold 304,600 Units at $1.00 per unit and has received net proceeds of $195,435 in the Offering which closed on September 25, 2013. On December 18, 2013 the Company filed a Post-Effective Amendment to deregister 695,400 Units registered pursuant to the Registration Statement that remained unsold.

We are an early stage technology company that is focused on developing and marketing products, solutions, and services for organizations that have a need for biometric secure access control. We have three distinct lines of business that we believe will form our company: law enforcement, m-commerce, and biometric access control applications. Our initial efforts are focused on our secure products offering for law enforcement, the Department of Defense, and Homeland Security through our 3D FaceMatch® biometric identification systems. In parallel we are developing a secure biometric electronic smart wallet for the growing m-commerce market. We believe that this constitutes unique technology because it takes a very different approach relative to the current offerings: instead of replacing the wallet through a smartphone, our aim is to improve it. We believe that our Wocket™ will reduce the number of cards carried in a consumer’s wallet while supporting virtually every payment method currently available at Point-of-Sale (POS) at retailers around the world including magnetic stripe, barcodes and QR and in the near future near field communications, all within a secure biometric vault. We have also just launched a new biometric authentication product named Voicematch®. This product is a new method of recognizing both speakers and specific words they use providing innovative multi-factor recognition that is efficient enough to run on low-power devices.

Using our biometrics technologies, we plan to address the growing m-commerce market with our innovative MobileBio™ suite of biometric solutions that secure mobile platforms. Currently most mobile devices continue to be protected simply by questions that a user asks, and PIN numbers. This security methodology is easily duplicated on another device, and can be easily spoofed or hacked. Nxt-ID’s biometric security paradigm is Dynamic Pairing Codes (DPC). DPCs are a new, proprietary method to secure users, devices, accounts, locations and servers over any communication media by sharing key identifiers, including biometric-enabled identifiers, between end-points by passing dynamic pairing codes (random numbers) between end-points to establish sessions and/or transactions without exposing identifiers or keys. Our plan also anticipates that we will use our core biometric algorithms to develop a security application that can be used for corporations (industrial uses, such as enterprise computer networks) as well as individuals (consumer uses, such as smart phones, tablets, or personal computers).

In August of 2013 we commenced a pilot program with the Palm Bay, FL Police Department to evaluate the potential implementation of our 3D FaceMatch® biometric facial recognition identification systems. The pilot program is expected to expand to include other law enforcement agencies connected to 3D-ID’s BioCloud™ to improve identification of previously enrolled (booked) individuals from multiple law enforcement agencies searching from a common 3D database. We have also hired a former law enforcement officer to assist with the marketing these products. We were also invited and have recently demonstrated our products to the Department of Defense.

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

Between December 30, 2013 and January 13, 2014, the Company completed a “best efforts” private offering of $1,000,000 (the “Offering”) with a group of accredited investors (the “Purchasers”) and the Company exercised the oversubscription amount allowed in the Offering of $350,000, for total gross proceeds to the Company of $1,350,000 before deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the Purchasers (the “Purchase Agreement”), the Company issued to the Purchasers (i) 415,387 shares (the “Shares”) of the Company’s common stock, par value, $0.0001 (the “Common Stock”) and (ii) warrants (the “Warrants”) to purchase shares (the “Warrant Shares” and together with the Shares and the Warrants, the “Securities”) of our Common Stock at an exercise price of $3.25 per share.

Pursuant to the Purchase Agreement, the Company’s founders who are members of management (the “Founders”) agreed to cancel a corresponding number of shares to those Shares issued in the Offering and place in escrow a corresponding number of shares to be cancelled for each Warrant Share issued. The Founders took these actions as a sign of support for the Company’s continued business activities going forward. As a result of these actions there is no net increase in the Company’s issued share capital as a result of the Offering.

The Warrants are exercisable for an aggregate of 1,350,000 shares of the Company’s Common Stock. The Warrants are exercisable for a period of five years from the original issue date. The exercise price with respect to the Warrants is $3.25 per share. The exercise price for the Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

In connection with the sale of the Shares and Warrants, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company agreed to register the Shares and the shares of our Common Stock underlying the Warrants (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC on the earlier of February 21, 2014 or within 3 business days following the filing of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Filing Date”) and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Filing Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages to each Purchaser in the amount equal to 2% for the purchase price paid for the Shares and Warrants then owned by such Purchaser for each 30-day period for which the Company is non-compliant.

Results of Operations

Year ended December 31, 2013, compared with the year ended December 31, 2012.

Revenue. There were no revenues during the year ended December 31, 2013. In November 2012, the Company made its initial sale of its 3D facial recognition access control and identification products and software to an overseas law enforcement agency for approximately $250,000.

Operating Expenses. Operating expenses for the year ended December 31, 2013, totaled $1,435,099 and consisted of research and development of $518,614, selling expenses of $81,323 and general and administrative costs of $835,162 The research and development expenses related to salaries and consulting services for the design and development and prototype of the Company’s biometric wallet of approximately $493,614 and a non-cash incentive stock based compensation to non-executive employees of $25,000. Selling expenses consisted of $80,835 for consultants and $488 for travel. General and administrative expenses for the period consisted of salaries and payments to consultants for financial consulting and public relations. This included $286,240 in non-cash stock compensation to consultants and board members.

For the year ended December 31, 2012, operating expenses totaled $396,888 and consisted of research and development of $114,269, sales commissions to an overseas distributor of $62,500 and general and administrative costs of $220,119. The research and development was spent on the completion of a new 3D facial recognition camera and integration with analytical software which resulted in the sale in November 2012 and preliminary design of the WocketTM. General and administrative costs consisted of management salaries of $87,500, consulting fees of $60,000, legal and professional fees of $20,800, royalties of $25,000 and other travel and office expenses.

The increase in expenditures for the year ended December 31, 2013 over the same period ended December 31, 2012 is due to the increased level of research and development activity relating to the development of the Company’s biometric wallet and improving and updating the Company’s 3D facial recognition systems and an increase in consulting and professional fees relating to the public listing of the Company.

Net Loss. The net loss for the year ended December 31, 2013, was $1,544,534, including $17,250 in interest expense for the loan to the Company from Connecticut Innovations, Inc. (“CII”) and $18,211 in amortization of debt discount. Also included is the unrealized loss in fair value of the conversion feature of the CII note in the amount of $73,974. The net loss for the year ended December 31, 2012, was $194,215.

Liquidity and Capital Resources

Cash and Working Capital

We have incurred net losses of $1,544,534 and $194,215 for the year ended December 31, 2013 and 2012, respectively. As of December 31, 2013 the Company had cash and a stockholders’ deficiency of $303,626 and $1,831,393, respectively. At December 31, 2013, the Company had a working capital deficiency of $1,839,127. During the year ended December 31, 2013, the Company raised net proceeds of approximately $639,780 through the issuance of common stock and $300,000 from the exercise of common stock warrants.

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. The timing of such payments is generally even throughout the year.  Our vendors and subcontractors generally provide us with normal trade payment terms. During the year ended December 31, 2013, net cash used in operating activities amounted to $840,538 comprised of net loss of $1,544,534, adjustments to reconcile net loss to net cash used in operating activities of $404,010 and changes in operating assets and liabilities of 299,986 as compared to $99,837 for the year ended December 31, 2012, comprised a net loss of $194,215, adjustments to reconcile net loss to net cash used in operating activities of $30,099 and changes in operating assets and liabilities of 64,279.

Cash Provided by Financing Activities

During the year ended December 31, 2013, the Company received net proceeds of $639,780 from common stock issuances and $300,000 from the exercise of common stock warrants. During the year ended December 31, 2012, the Company received capital contributions from founders of $4,000 and net proceeds of $158,000 from common stock issuances.

During the year ended December 31, 2013, the Company received the second and final tranche of a convertible note payable from CII in the amount of $75,000. During the year ended December 31, 2012 the company received the first tranche of a convertible note payable from CII in the amount of $75,000.

During the year ended December 31, 2013, the Company received an aggregate of $64,000 of cash advances from an officer of the Company and made aggregate repayments of $64,000. The advances are non-interest bearing and short-term in nature.

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

On December 13, 2012, the Company received approval from CII for a Convertible Note in the amount of $150,000. The note accrues interest at the annual rate of 12% and is repayable in full in two years if it has not been converted. CII has the option to convert the outstanding principal and interest on the note into any future equity financing by the Company at a discount of 25% to the lowest price paid by other investors in an offering. During the year ended December 31, 2013, we received the second and final tranche of $75,000. The Company received notice on February 11, 2014 from CII requesting the conversion of their outstanding convertible note of $150,000 and accrued interest of $21,485 into common stock on February 17, 2014. Since February 17th was a holiday the Company utilized the trading price of its common stock on February 18, 2014 in order to calculate the number of common shares to issue to CII. The Company will issue 55,497 shares in full relief of the outstanding debt of $171,485.

During the year ended December 31, 2013, the Company issued 204,000 shares of common stock at $0.25 per share in a private placement and received net proceeds of $51,000. On May 10, 2013, a registration statement under the Securities Act with respect to a public offering of 1,000,000 Units consisting of one share of common stock and one warrant to purchase one share of common stock was declared effective by the U.S. Securities and Exchange Commission. The warrants have an exercise price of $1.00 per share and a term of three years. During the year ended December 31, 2013, the Company sold 304,600 Units at $1.00 per unit and has received net proceeds of $195,435. In addition 300,000 warrants have been exercised resulting in net proceeds to the Company of $300,000.

On January 13, 2014, the Company completed a “best efforts” private offering of $1,000,000 (the “Offering”) with a group of accredited investors (the “Purchasers”) and the Company exercised the oversubscription amount allowed in the Offering of $350,000, for total gross proceeds to the Company of $1,350,000 before deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the Purchasers (the “Purchase Agreement”), the Company issued to the Purchasers (i) 415,387 shares (the “Shares”) of the Company’s common stock, par value, $0.0001 (the “Common Stock”) and (ii) warrants (the “Warrants”) to purchase shares (the “Warrant Shares” and together with the Shares and the Warrants, the “Securities”) of our Common Stock at an exercise price of $3.25 per share. Of this Offering the company received $450,000 in December 31, 2013 and accrued $45,000 in investment banking proceeds giving the Company net proceeds of $405,000.

The Company is an early stage entity and incurred net losses of $1,544,534 during the year ended December 31, 2013. As of December 31, 2013 the Company had a working capital deficiency and stockholders’ deficiency of $307,824 and $300,090. Subsequent to December 31, 2013, the Company raised $900,000 through the issuance of common stock and warrants in a private placement.

In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to December 31, 2013 or any additional funds raised will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, our observance of trends in the industry and information available from other outside sources, as appropriate. Please see Note 3 to our consolidated financial statements for a more complete description of our significant accounting policies.

We intend to utilize the extended transition period provided in Securities Act Section 7(a)(2)(B) as allowed by Section 107(b)(1) of the JOBS Act for the adoption of new or revised accounting standards as applicable to emerging growth companies. As part of the election, we will not be required to comply with any new or revised financial accounting standard until such time that a company that does not qualify as an “issuer” (as defined under Section 2(a) of the Sarbanes-Oxley Act of 2002) is required to comply with such new or revised accounting standards.

As an emerging growth company within the meaning of the rules under the Securities Act, and we will utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we will not have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. In addition, Section 107 of the JOBS Act provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to utilize this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards as they become applicable to public companies.

Basis of Presentation. The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, has no established source of revenue, and has incurred significant losses from operations since inception. The Company’s operations are dependent upon it raising additional capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Principles of Consolidation. The consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiary, 3D-ID. Intercompany balances and transactions have been eliminated upon consolidation.

Research and Development. Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

Convertible Instruments. The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in the results of operations.

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

Derivative Financial Instruments. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at the reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates. The conversion feature embedded within Company’s convertible note payable does not have fixed settlement provisions as the conversion price varies based on the trading price of the Company’s common stock and the potential number of common shares to be issued upon conversion is indeterminable up to a maximum of 120,000 shares of common stock. In addition, the warrants issued in connection with the Offering (as defined in Note 8) do not have fixed settlement as their exercise prices may be lowered if the Company conducts an offering in the future at a price per share below the exercise price of the warrants. Accordingly, the conversion feature and warrants have been recognized as derivative instruments. Although the Company determined the conversion feature and warrants both include a implied downside protection feature, it performed a Monte-Carlo simulation and concluded that the difference in value between the Monte-Carlo simulation and the Black-Scholes valuation model is de minimis and the use of the Black-Scholes valuation model is considered to be a reasonable method to value each instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Debt Discount and Amortization of Debt Discount. Debt discount represents the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of other expenses in the accompanying statements of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The financial statements, notes to the financial statements and report of the Company’s independent registered accountant required to be filed in response to this Item 8 begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. As discussed below, based on this evaluation, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As of December 31, 2013, we have identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our Company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria set forth in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2013 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name	Age	Position
Gino M. Pereira	56	Chief Executive Officer, Chief Financial Officer and Director
David Tunnell	48	Vice President and Chief Technology Officer
Major General David R. Gust, USA, Ret	69	Director
Michael J. D’Almada-Remedios, Phd	51	Director

Gino M. Pereira, one of our co-founders, has served as the Chief Executive Officer, Chief Financial Officer and director, from the date of inception of the Company. Mr. Pereira has over 30 years of executive, operational and financial experience with technology companies in the United States, Europe and the Far East. He has also helped to develop several technology start-ups as well as served in an executive capacity in a large multinational public company. Mr. Pereira was Chief Financial Officer and later Chief Executive Officer of Technest Holdings Inc., a publicly quoted defense contracting company, from 2004 to 2011. Technest Holdings operated subsidiaries EOIR Technologies, Inc. and Genex Technologies, Inc. Mr. Pereira is a Fellow of the Chartered Association of Certified Accountants (UK) and has an MBA, with a specialty in finance, from the Manchester Business School in England.

Mr. Pereira brings to the Board significant expertise in the biometric and software recognition industries, as well as experience in international business technology and extensive management and operating experience. Having founded and/or operated companies in similar or related industries during the past 15 years, provides the board with unparalleled knowledge of the Company and its operations and an understanding of the markets the Company plans to operate in.

David Tunnell, one of our co-founders, has served as the Chief Technology Officer, from the date of inception of the Company. Mr. Tunnell is an expert in biometrics and is the inventor of a variety of miniature technologies for remote distributed sensors. Mr. Tunnell has over 23 years of experience in developing high-technology solutions for the US Government. He was the divisional director of 3D identification products at Technest Holdings Inc., from 2003 to 2011. Prior to that he was at the National Security Agency (NSA) serving in operations, support, and development and later at L3 Communications where he served as Director of Engineering, overseeing the development of SIGINT solutions and served as the primary interface with customers, bridging the gap between customer requirements and system design and engineering. He also managed technical personnel, budgets, schedules, and technical direction. Mr. Tunnell earned a Masters in Technical Management (MSTM) from Johns Hopkins University and a BSEE from the University of Tennessee.

Major General David R. Gust, USA, Ret. has served as a director of the Company from the date of inception of the Company. General Gust presently does consulting work for his own company, David R. Gust & Associates, LLC. Between April 2007 and May 2009, General Gust was the President of USfalcon, a privately-held company working with the U.S. Defense sector, primarily in information technology. Previously, General Gust had served as the Manager for Federal Telecommunications for Bechtel National, Inc. from November 2004 to March 2007. Prior to that, he was the President and Chief Executive Officer of Technical and Management Services Corporation from 2000 to 2004. General Gust retired from the United States Army in 2000 after completing a career of 34 years of service.

His General Officer assignments included the Program Executive Officer, Communications Systems (PEO-Comm Systems), Program Executive Officer, Intelligence, Electronic Warfare and Sensors (PEO-IEW&S) and at Army Materiel Command, as Deputy Chief of Staff for Research, Development and Acquisition (DCSRDA).

His final assignment at the Army Materiel Command included serving as the Chairman of the Source Selection Advisory Council for the Tactical Unmanned Aerial Vehicle procurement and supervising preparation of the acquisition procurement package for the Stryker combat vehicle. General Gust received his B.S. in Electrical Engineering from the University of Denver and Master’s Degrees in Systems Management and National Security and Strategy from the University of Southern California and the United States Naval War College, respectively.

General Gust brings to the Board valuable business expertise, particularly expertise in defense and Homeland security market segments due to his significant experience as a director of a publicly held companies and his substantial experience gained as a member of the US Armed Services.

Michael J. D’Almada-Remedios, PhD had served as a director of the Company since September 26, 2013. Dr. Remedios’ background includes a successful track record for product innovation and development, outsourcing, global platform integration, massive-scale/hyper-growth operations, and building/developing teams from 50 to over 500 people. His key accomplishments at each company consistently show impressive gains in sales, profitability and global expansion into new markets.

Between January 2011 and September 2013 he was Chief Information Officer for Arbonne International, a billion dollar global cosmetics company. From February 2009 to December 2010 he was a Vice-President at Expedia, Inc. and was responsible for all technologies, product development and technical operations for hotels.com and Venere brands, including “One H”, the global integration of business and technology for hotels.com and Expedia, Inc.

Prior to February 2009 Dr. Remedios was Chief Technology Officer for Realtor.com and Shopping.com, a subsidiary of eBay, Inc.  At eBay he was a member of the eBay Inc. Technology Board for eBay, PayPal and Skype. He was also a key member of the eBay Inc. workgroups for defining and driving the next-generation consumer experience “Finding 2.0”, “on-eBay” and the Advertising and Distributed Commerce Network offering “off-eBay”.

Earlier in his career, he was Global Chief Information Officer for the Travelocity group of companies and President and Chief Operating Officer of Bluelight.com, a subsidiary of Kmart. Dr. Remedios began his career as Vice President and Manager, Systems Integration & Development at Wells Fargo Bank, Consumer Banking Group.

Dr. Remedios recently joined software company, Swarm-Mobile. He has a PhD in Computer Control and Fluid Dynamics from the University of Nottingham in England and a B.Sc. in Physics and Computer Science from Kings College, University of London in England.

Dr. Remedios brings to the Board valuable business experience, particularly expertise in eCommerce and hyper growth companies.

Board Committees

Our Board of Directors currently has no committees.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Family Relationships

There are no relationships between any of the officers or directors of the Company.

Director Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

Our board of directors has adopted a Code of Ethical Conduct (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules. We require all employees, directors and officers, including our principal executive officer and principal financial officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer and other finance department personnel with respect to full and accurate reporting. The Code of Conduct is available on our website at www.nxt-id.com. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website. The information contained on or that may be obtained from our website is not, and shall not be deemed to be a part of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2013, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Form	Description
Michael J. D’Almada-Remedios, PhD	3	Was not filed timely following the appointment as a Director.
Michael J. D’Almada-Remedios, PhD	4	Was not filed timely following the acquisition of shares.
Major General David R. Gust, USA, Ret.	4	Was not filed timely following the acquisition of shares.

Item 11. Executive Compensation.

Summary Compensation Table for Fiscal Years 2013 and 2012

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2013, and 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gino Pereira,	2013	150,000	–	–	–	–	–	–	150,000
Chief Executive Officer and Chief Financial Officer	2012	87,500	–	–	–	–	–	–	87,500
David Tunnell,	2013	120,000	–	–	–	–	–	–	120,000
Chief Technology Officer	2012	80,000	–	–	–	–	–	–	80,000

Employment Agreements

Effective October 1, 2012, we entered into an employment agreement with Gino Pereira, our Chief Executive Officer, which was amended effective March 14, 2013. The employment agreement has an initial term of 3 years beginning on October 1, 2012. In addition the employment agreement provides Mr. Pereira with a base salary of $150,000 per year, increasing to $300,000 per year upon the completion of the Company’s Wocket™ prototype (which occurred subsequent to year-end). The amended employment agreement also provides for:

•	Payment of all necessary and reasonable out-of-pocket expenses incurred by the executive in the performance of his duties under the agreement.
•	Eligibility to participate in bonus or incentive compensation plans that may be established by the board of directors from time to time applicable to the executive's services.
•	Eligibility to receive equity awards as determined by the board of directors, or a committee of the board of directors, composed in compliance with the corporate governance standards of any applicable listing exchange.

We do not have an employment agreement with David Tunnell, our chief Technology officer.

Outstanding Equity Awards at 2013 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by the named executives as of December 30, 2013. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Gino Pereira	-	-	-			-		$-	$-
David Tunnell	-	-	-			-		$-	$-

Director Compensation for Fiscal 2013

Our non-employee directors receive $20,000 annually for serving on our Board, which is paid quarterly in stock. The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended December 31, 2013.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Major General David R. Gust, USA, Ret.	–	20,000	–	–	–	–	20,000
Michael J. D’Almada-Remedios, PhD	–	5,000	–	–	–	–	5,000

(1)	Major General David R. Gust, received 47,583 shares of common stock at an average price of $0.42 per share.
(2)	Michael J. D’Almada-Remedios received 1,250 shares of common stock at an average price of $4.00 per share.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of February 21, 2014 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of February 21, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of February 21, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Nxt-ID, Inc., One Reservoir Corporate Centre, 4 Research Drive, Suite 402, Shelton, CT 06484.

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percent of class of Common Stock (1)
5% Shareholders:
None

Directors and Officers:
Gino Pereira Chief Executive Officer and Chief Financial Officer	11,254,922	51.3%

David Tunnell Chief Technology Officer	7,829,691	35.7%

Major General David R. Gust, USA, Ret. Director	47,583	*

Michael J. D’Almada-Remedios, PhD Director	1,250	*
Directors and Officers as a group (4 persons)	19,133,446	87.2%

* Less than 1%

1)	Based on 21,937,822 shares of common stock issued and outstanding as of February 21, 2014. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Except as described below, during the past three years, there have been no transactions, whether directly or indirectly, between our company and any of our officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members, that exceeded $120,000.

Effective June 25, 2012, the Company acquired certain 100% of the membership interests in 3D-ID, LLC (“3D-ID”), a limited liability company formed in Florida in February 2011 and owned by the Company’s founders. Since this was a transaction between entities under common control, in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”, Nxt-ID recognized the net assets of 3D-ID at their carrying amounts in the accounts of Nxt-ID on the date that 3D-ID was organized, February 14, 2011. Our corporate headquarters are in Shelton, CT.

During the year ended December 31, 2013, the Company received an aggregate of $64,000 of cash advances from an officer of the Company and made aggregate repayments of $64,000.  The advances were non-interest bearing and short-term in nature.

The founders of Nxt-ID were an integral part of the senior management teams at Technest Holdings, an OTC Bulletin Board public company, and its subsidiary Genex Technologies. Genex Technologies was founded in 1995 to develop and commercialize the unique Rainbow® method of capturing 3D data. Since its founding Genex has developed into one of the market leaders in advanced imaging, including 3D and 360-degree technologies.

Genex has developed innovative technologies and products for all aspects of imaging, including capture, processing, display, and enhancement. Genex’s products range from 3D cameras to surveillance algorithms to integrated facial recognition systems.

Genex and Technest have won awards from the Department of Defense, NIH, NIST and NSF amounting to over $30 million in support of this technology.

On August 19, 2011, the Company signed a licensing agreement with Technest Holdings, Inc. and Genex Technologies, Inc., which granted 3D-ID a perpetual sub-licensable, exclusive, worldwide license to use their intellectual property in U.S. Federal and State markets, and a non-exclusive license in all other markets. The Company’s Chief Executive Officer (“CEO”) is a stockholder of and was the former CEO of Technest Holdings, Inc. In consideration of the license of rights affected by this Agreement, 3D-ID is obligated to pay Technest a royalty equal to 5% of net sales with a minimum royalty of $15,000 during the first two years and $20,000 for each contract year thereafter. For the years ended December 31, 2013 and 2012, the Company incurred $15,000 each year, in connection with the agreement. As of December 31, 2013, $35,000 of minimum royalties are included in accrued expenses in the consolidated balance sheet in connection with the agreement.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on the above qualifications, we have determined that Major General David R. Gust, USA, Ret. and Michael J. D’Almada-Remedios, PhD are independent directors. We do not have an audit committee, compensation committee or nominating committee.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed and expected to be billed by Marcum LLP for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2013 and for the review of our consolidated financial statements for the fiscal year ended December 31, 2013 as well as services associated with the Form S-1 Registration Statement are $130,371. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2012 were approximately $45,000.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

We do not have an audit committee. Our entire Board approves in advance audit and non-audit services to be provided by our independent accounting firms. No audit-related services were approved by the Board of Directors in accordance with Item 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal years ended December 31, 2013 and December 31, 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2013 and, 2012, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of Marcum LLP , an independent registered public accounting firm, are filed herewith.

(2)	Financial Schedules:

None

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit No.	Description of Exhibit

3.1(i)	Certificate of Incorporation (1)
3.1(ii)	Bylaws (1)
4.1	Form of Warrant Agreement and Form of Warrant (1)
4.2	Form of Warrant for January 2014 Offering (2)
4.3	Form of Agent Warrant for January 2014 Offering (2)
10. 1†	Form of Indemnification Agreement (1)
10.2 †	2013 Long Term Incentive Plan (1)
10.3 †	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.4 †	Employment Agreement Between Nxt-ID and Gino Pereira
10.5	License Agreement between 3D-ID, LLC and Genex Technologies (1)
10.6	License Agreement between 3D-ID, LLC and Aellipsys Holdings (1)
10.7	Purchase Agreement between 3D-ID, LLC and Nxt-ID, Inc. (1)
10.8 ††	Manufacturing agreement with Identita Technologies, Inc., dated January 18, 2013 (3)
10.9	Form of Securities Purchase Agreement for January 2014 Offering (2)
10.10	Form of Registration Rights Agreement for January 2014 Offering (2)
14.1	Code of Ethics
21.1	List of Subsidiaries (1)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an Exhibit on Form S-1 with the SEC on January 31, 2013.
(2)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 17, 2014.
(3)	Filed as an Exhibit on Form S-1 with the SEC on March 25, 2013.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

† Management contract or compensatory plan or arrangement.

†† Confidential treatment has been received for schedules A, C, and D to the agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxt-ID,Inc.

Date: February 24, 2014	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 24, 2014	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: February 24, 2014	By:	/s/ Major General David R. Gust, USA, Ret.
Major General David R. Gust, USA, Ret. Director

Date: February 24, 2014	By:	/s/ Michael J. D’Almada-Remedios, PhD
Michael J. D’Almada-Remedios, PhD
Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1(i)	Certificate of Incorporation (1)
3.1(ii)	Bylaws (1)
4.1	Form of Warrant Agreement and Form of Warrant (1)
4.2	Form of Warrant for January 2014 Offering (2)
4.3	Form of Agent Warrant for January 2014 Offering (2)
10. 1†	Form of Indemnification Agreement (1)
10.2 †	2013 Long Term Incentive Plan (1)
10.3 †	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.4 †	Employment Agreement Between Nxt-ID and Gino Pereira
10.5	License Agreement between 3D-ID, LLC and Genex Technologies (1)
10.6	License Agreement between 3D-ID, LLC and Aellipsys Holdings (1)
10.7	Purchase Agreement between 3D-ID, LLC and Nxt-ID, Inc. (1)
10.8 ††	Manufacturing agreement with Identita Technologies, Inc., dated January 18, 2013 (3)
10.9	Form of Securities Purchase Agreement for January 2014 Offering (2)
10.10	Form of Registration Rights Agreement for January 2014 Offering (2)
14.1	Code of Ethics
21.1	List of Subsidiaries (1)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an Exhibit on Form S-1 with the SEC on January 31, 2013.
(2)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 17, 2014.
(3)	Filed as an Exhibit on Form S-1 with the SEC on March 25, 2013.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

† Management contract or compensatory plan or arrangement.

†† Confidential treatment has been received for schedules A, C, and D to the agreement

Nxt-ID, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Nxt-ID, Inc.

We have audited the accompanying consolidated balance sheets of Nxt-ID, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nxt-ID, Inc. and Subsidiary, as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

February 24, 2014

Nxt-ID, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

Assets

Current Assets
Cash	$303,626	$135,820
Inventory	6,533	–
Prepaid expenses	3,313	–
Total Current Assets	313,472	135,820

Property and equipment, net of accumulated depreciation of $684 and $99	7,734	1,883

Total Assets	$321,206	$137,703

Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable	$244,094	$–
Accrued expenses	135,017	69,279
Convertible notes payable, net of discount of $26,755 and $0, respectively	123,245	75,000
Derivative liability - warrants	1,531,303	–
Conversion feature liability	118,940	–
Total Current Liabilities	2,152,599	144,279

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value: 100,000,000 shares authorized; 21,937,822 and 20,752,000 issued and outstanding, respectively	2,194	2,076
Additional paid-in capital	(80,177)	200,224
Accumulated deficit	(1,753,410)	(208,876)

Total Stockholders' Deficiency	(1,831,393)	(6,576)

Total Liabilities and Stockholders' Deficiency	$321,206	$137,703

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Revenues	$–	$251,375
Costs of goods sold	–	48,455

Gross Profit	–	202,920

Operating Expenses
General and administrative	835,162	220,119
Selling	81,323	62,500
Research and development	518,614	114,269

Total Operating Expenses	1,435,099	396,888

Operating Loss	(1,435,099)	(193,968)
Other Expense
Interest expense	(35,461)	(247)
Unrealized loss on change in fair value of derivative liabilities	(73,974)	–
Total Other Expense	(109,435)	(247)

Net Loss	$(1,544,534)	$(194,215)

Net Loss Per Share - Basic and Diluted	$(0.07)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	21,409,369	20,197,478

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2012	20,000,000	2,000	8,000	(14,661)	(4,661)

Capital contributions - founders	–	–	4,300	–	4,300

Issuance of common stock for cash	632,000	64	157,936	–	158,000

Issuance of common stock for services	120,000	12	29,988	–	30,000

Net loss	–	–	–	(194,215)	(194,215)
Balance - December 31, 2012	20,752,000	$2,076	$200,224	$(208,876)	$(6,576)

Exercise of common stock purchase warrants	300,000	30	299,970	–	300,000

Issuance of common stock and warrants for cash, net of fees	443,063	44	588,736	–	588,780

Issuance of common stock for cash, net of fees	204,000	20	50,980	–	51,000

Issuance of common stock for services	377,222	38	311,202	–	311,240

Retirement of common stock by officers	(138,463)	(14)	14	–	–

Issuance of warrants in connection with offering (Note 8)	–	–	(1,531,303)	–	(1,531,303)

Net loss	–	–	–	(1,544,534)	(1,544,534)
Balance - December 31, 2013	21,937,822	$2,194	$(80,177)	$(1,753,410)	$(1,831,393)

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(1,544,534)	$(194,215)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	585	99
Stock based compensation	311,240	30,000
Amortization of debt discount	18,211	–
Unrealized loss on change in fair value of derivative liabilities	73,974	–
Changes in operating assets and liabilities:
Inventory	(6,533)	–
Accounts payable	244,094	64,279
Accrued expenses	65,738	–
Prepaid expenses	(3,313)	–
Total Adjustments	703,996	94,378
Net Cash Used in Operating Activities	(840,538)	(99,837)

Cash flows from Investing Activities
Purchase of equipment	(6,436)	(1,982)
Net Cash Used in Investing Activities	(6,436)	(1,982)

Cash flows from Financing Activities
Proceeds received in connection with issuance of common stock and warrants, net	588,780	–
Proceeds received in connection with issuance of common stock, net	51,000	158,000
Proceeds from convertible notes payable	75,000	75,000
Proceeds from exercise of common stock warrants	300,000	–
Capital contributions-founders	–	4,300
Proceeds from advances made by officer	64,000	–
Repayments of advances made by officer	(64,000)	–
Net Cash Provided by Financing Activities	1,014,780	237,300
Net Increase in Cash	167,806	135,481
Cash - Beginning of Year	135,820	339
Cash - End of Year	$303,626	$135,820

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$–	$–
Taxes	$–	$–
Non-cash financing activities:
Conversion feature in connection with note payable issuance	$44,966	$–
Retirement of common stock by officers	$14	$–
Issuance of warrants in connection with offering (Note 8)	$1,531,303	$–

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Principal Business Activity

Nxt-ID, Inc. (“Nxt-ID” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. Nxt-ID is a biometrics company focused on the growing m-commerce market with an innovative MobileBio suite of biometric solutions that secure mobile platforms. The Company also serves the access control and law enforcement facial recognition markets.

3D-ID, LLC (“3D-ID”) was organized and registered in the State of Florida on February 14, 2011. 3D-ID is an early stage company engaged in the design, research and development, integration, analysis, modeling, system networking, sales and support of intelligent surveillance, three dimensional facial recognition and three dimensional imaging devices and systems primarily for identification and access control in the security industries.

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

Note 2 - Going Concern and Management Plans

The Company is an early stage entity and incurred net losses of $1,544,534 during the year ended December 31, 2013. As of December 31, 2013 the Company had a working capital deficiency and stockholders’ deficiency of $1,839,127 and $1,831,393, respectively. Subsequent to December 31, 2013, the Company raised $900,000 through the issuance of common stock and warrants in a private placement (see Note 11). The Company received notice on February 11, 2014 from Connecticut Innovations, Inc. requesting the conversion of their outstanding convertible note of $150,000 and accrued interest of $21,485 into common stock on February 17, 2014. Since February 17th was a holiday the Company issued the shares on February 18, 2014. The Company issued 55,497 shares in full relief of the outstanding debt of $171,485.

In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to December 31, 2013 or any additional funds raised will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 - Summary Of Significant Accounting Policies

Use of Estimates in the Financial Statements

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary Of Significant Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiary, 3D-ID. Intercompany balances and transactions have been eliminated upon consolidation.

Cash

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. At December 31, 2013 and 2012, the Company had no cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

The Company maintains its cash balances in financial institutions located in the United States. At times, the Company’s cash balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

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

Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360-10-35-17 through 35-35 "Measurement of an Impairment Loss." The Company assesses the impairment of the assets based on the undiscounted future cash flow the assets are expected to generate compared to the carrying value of the assets. If the carrying amount of the assets is determined not to be recoverable, a write-down to fair value is recorded. Management estimates future cash flows using assumptions about expected future operating performance. Management's estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to the Company's business operations.

Property and Equipment

Property and equipment consisting of furniture and fixtures is stated at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful life of the respective asset as follows:

Equipment	5 years
Furniture and fixtures	3 to 5 years

Depreciation expense for the year ended December 31, 2013 and 2012 was $585 and $99, respectively.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary Of Significant Accounting Policies (continued)

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

Derivative financials instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates. The conversion feature embedded within Company’s convertible note payable does not have fixed settlement provisions as the conversion price varies based on the trading price of the Company’s common stock and the potential number of common shares to be issued upon conversion is indeterminable up to a maximum of 120,000 shares of common stock. In addition, the warrants issued in connection with the Offering (as defined in Note 8) do not have fixed settlement provisions as their exercise prices may be lowered if the Company conducts an offering in the future at a price per share below the exercise price of the warrants. Accordingly, the conversion feature and warrants have been recognized as derivative instruments. Although the Company determined the conversion feature and warrants both include a implied downside protection feature, it performed a Monte-Carlo simulation and concluded that the difference in value between the Monte-Carlo simulation and the Black-Scholes valuation model is de minimis and the use of the Black-Scholes valuation model is considered to be a reasonable method to value each instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.  (See Note 6.)

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary Of Significant Accounting Policies (continued)

Income Taxes

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine the partnership/corporate tax returns for three years from the date of filing. All periods are open for examination since the Company is still in the process of filing its tax returns for all periods. Therefore, the Company’s net operating loss carryovers will not be available to offset future taxable income, if any, until the returns are filed.

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards. Compensation expense includes the impact of an estimate for forfeitures for all stock options.

The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests or becomes non-forfeitable. Non-employee stock-based compensation charges are amortized over the vesting period or as earned.

Net Loss per Share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities realizable from the exercise of 454,600 warrants and from the conversion of the Company’s notes payable into 50,000 shares of common stock as of December 31, 2013, respectively, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of December 31, 2012 there were no potentially dilutive securities.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary Of Significant Accounting Policies (continued)

Recent Accounting Pronouncements, Continued

not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Note 4 – Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2013	2012
Salaries	$18,750	$16,000
Reimbursable expenses	196	27,334
Consulting fees	18,574	5,698
Royalty fees	35,000	20,000
Investment banking fees	45,000	–
Interest expense - convertible note	17,497	247
Totals	$135,017	$69,279

Note 5 – Convertible Notes Payable

On December 13, 2012, the Company received approval from Connecticut Innovations, Inc. (“CII”) for a Convertible Note (the “Note”) in the amount of $150,000 The Company received the first tranche of $75,000 on December 21, 2012, and the second tranche of $75,000 on January 31, 2013. As of December 31, 2013, the Company has accrued $17,497 in interest in connection with the Note. The Note’s maturity date is December 21, 2014.

The Note accrues interest at the annual rate of 12% and all principal and interest is repayable in full on December 21, 2014 if it has not been converted. CII has the option to convert the outstanding principal and interest on the Note into shares of the Company’s common stock at a discount of 25% of the Company’s common stock price, but not less than $1.25 as agreed by the two parties. In accordance with ASC 470, “Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Note is considered to have a beneficial conversion feature as the effective conversion price will be less than the Company’s stock price.  In addition, in accordance with ASC 815 the conversion feature is considered to be a derivative instrument as the conversion price varies based on the trading price of the Company’s common stock and the potential number of common shares to be issued upon conversion is variable up to a maximum of 120,000 shares. At December 31, 2013, the note payable is convertible into 50,000 shares of the Company’s common stock.

The conversion feature embedded in the note payable was triggered once the Company completed a qualified financing, as defined in the note agreement. The Company determined that a qualified financing occurred during the second quarter of 2013 in connection with the issuance of the registered units under its initial registration statement (See Note 8).  As a result, the Company recorded a conversion feature liability and a corresponding debt discount of $44,966 on the accompanying consolidated balance sheet on the date the qualified financing was determined to have occurred.

The unrealized loss on the change in the fair value of the conversion feature liability was determined to be $73,974 for the year ended December 31, 2013 (See Note 6). Amortization expense relating to the Company’s debt discount for the year ended December 31, 2013 was $18,211.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Derivative liabilities

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

The conversion feature embedded within the Company’s convertible notes payable and the warrants issued in connection with the Offering (as defined in Note 8) do not have fixed settlement provisions because the conversion and exercises prices may be lowered if the Company issues securities at lower prices in the future.

The derivative liabilities were valued using the Black-Scholes option valuation model and the following weighted average assumptions on the following dates:

	May 25, 2013	December 31, 2013
Embedded Conversion Feature and Warrant Liability:
Risk-free interest rate	0.30%	0.30%
Expected volatility	91.17%	123.54%
Expected life (in years)	1.60	4.59
Expected dividend yield	–	–
Number of shares	120,000	500,000
Fair value	$44,966	$1,650,243

The risk-free interest rate was based on rates established by the Federal Reserve. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The expected life of the conversion feature was determined by the maturity date of the Note and the expected life of the warrants was determined by their expiration dates. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2013:

		Fair Value Measurements at December 31, 2013
	Total Carrying Value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,650,243	$–	$–	$1,650,243

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Derivative liabilities (continued)

The carrying amounts of cash, inventory, prepaid expenses, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The Company’s other financial instruments include its convertible notes payable obligations. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

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

Level 3 Valuation Techniques

Level 3 financial liabilities consist of the conversion feature liability and common stock purchase warrants for which there are no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement.

As of December 31, 2013, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the year ended
December 31, 2013
Beginning balance	$–
Recognition of conversion feature liability	44,966
Recognition of derivative liability - warrants	1,531,303
Net unrealized loss on derivative liabilities	73,974
Ending balance	$1,650,243

Note 7 – Advances from officer

During the year ended December 31, 2013, the Company received an aggregate of $64,000 of cash advances from an officer of the Company and made aggregate repayments of $64,000.  The advances were non-interest bearing and short-term in nature.

Note 8 – Stockholders’ Deficiency

Common Stock Issuances

During the first quarter of 2013, the Company issued 204,000 shares of common stock at $0.25 per share in a private placement and received net proceeds of $51,000.

On May 10, 2013, a registration statement under the Securities Act of 1933 with respect to a public offering of 1,000,000 Units at $1.00 per unit consisting of one share of common stock and one warrant to purchase one share of common stock was declared effective by the U.S. Securities and Exchange Commission. The warrants have an exercise price of $1.00 per share and a term of three years and contain customary anti-dilution provisions. During the year ended December 31, 2013, the Company sold 304,600 Units and has received proceeds of $304,600, less offering costs of approximately $109,000.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Stockholders’ Deficiency (continued)

On January 13, 2014, the Company closed a “best efforts” private offering of $1,000,000 (the “Offering”) with a group of accredited investors (the “Purchasers”) and the Company exercised the oversubscription amount allowed in the Offering of $350,000, for total gross proceeds to the Company of $1,350,000 before deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the Purchasers (the “Purchase Agreement”), the Company issued to the Purchasers (i) 415,387 shares (the “Shares”) of the Company’s common stock, par value, $0.0001 (the “Common Stock”) and (ii) 1,350,000 warrants (the “Warrants”) to purchase shares (the “Warrant Shares” and together with the Shares and the Warrants, the “Securities”) of the Company’s Common Stock at an exercise price of $3.25 per share. In connection with the Offering, 138,463 units were sold at the end of December of 2013 and 276,924 units were sold in January 2014, all at $3.25 per unit. As a result, the Company received aggregate gross proceeds of $450,000 in December 2013 from the issuance of 138,463 shares of common stock and 450,000 warrants, and the Company received $900,000 in January 2014 from the issuance of 276,924 shares of common stock and 900,000 warrants. Costs incurred associated with the Offering in December 2013 were $56,820. In January 2014, the placement agent received 41,539 warrants from the Offering.

The Warrants are exercisable for a period of five years from the original issue date. The exercise price with respect to the Warrants is $3.25 per share. The exercise price for the Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. See Note 6.

Pursuant to the Purchase Agreement, the Company’s founders who are members of management (the “Founders”) agreed to cancel a corresponding number of shares to those Shares issued in the Offering and place in escrow a corresponding number of shares to be cancelled for each Warrant Share issued. As a result, the Founders retired 138,463 and 276,924 shares of common stock in December 2013 and January 2014, respectively.

In connection with the sale of the Shares and Warrants, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company agreed to register the Shares and the shares of our Common Stock underlying the Warrants (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC on the earlier of February 25, 2014 or within 3 business days following the filing of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Filing Date”) and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Filing Date”). If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages to each Purchaser in the amount equal to 2% for the purchase price paid for the Shares and Warrants then owned by such Purchaser for each 30-day period for which the Company is non-compliant.

During the year ended December 31, 2012, the Company issued 632,000 shares of common stock at $0.25 per share and received proceeds of $158,000.

During the year ended December 31, 2012, the founders of 3D-ID contributed $4,300 to fund the Company’s activities.

Common Stock Purchase Warrants

During the year ended December 31, 2013, the Company received $300,000 in net proceeds from the exercise of 300,000 warrants from holders of the units.

The following table summarizes the Company's warrants outstanding at December 31, 2013:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at December 31, 2012	–	$–
Issued	754,600	2.34	–	–
Exercised	(300,000)	1.00	–	–
Cancelled	–	–	–	–
Outstanding at December 31, 2013	454,600	$3.23	4.97	$351,300

Exercisable at December 31, 2013	454,600	$3.23	4.97	$351,300

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Stockholders’ Deficiency (continued)

Long-Term Stock Incentive Plan

On January 4, 2013, a majority the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 2,193,782 at December 31, 2013. During the year ended December 31, 2013, the Company issued 48,833 restricted shares under the plan to two non-executive directors with an aggregate fair value of $30,000. During the year ended December 31, 2013, the Company issued 100,000 shares with an aggregate value of $100,000 to four non-executive employees. At December 31, 2013, a total of 148,833 shares have been issued from the Plan and 2,044,949 are available to be issued.

Note 9 – Income Taxes

As of December 31, 2013 and 2012, the Company had approximately $1,641,000 and $194,000, respectively, of US federal and state net operating loss (“NOLs”) carryovers available to offset future taxable income, which expire beginning in 2033.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control. The Company has performed a preliminary evaluation and has determined that a change of control has not occurred as of December 31, 2013. The Company is still in the process of filing its tax returns for all periods. Therefore, the Company’s net operating loss carryovers will not be available to offset future taxable income, if any, until the returns are filed.

The income tax provision (benefit) consists of the following:

	December 31,
	2013	2012
Current
Federal	$–	$–
State	–	–
	–	–
Deferred
Federal	(491,900)	(66,000)
State	(71,500)	(9,700)
	(563,400)	(75,700)
Change in valuation allowance	563,400	75,700
Total income tax provision	$–	$–

A reconciliation of the effective income tax rate and the statutory federal income tax rate is as follows:

	December 31,
	2013	2012
U.S. federal statutory rate	(34.00)%	(34.00)%
State income tax rate, net of federal benefit	(4.95)	(5.00)
Other permanent differences	2.47	–
Less: valuation allowance	36.48	39.00
Provision for income taxes	–%	–%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts became deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainties exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2013 and 2012, the change in valuation allowance was $563,400 and $75,700.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforward	$639,100	$75,700
Derivative liability	10,421	–
Total deferred tax assets before valuation allowance:	$649,521	$75,700
Valuation allowance	(639,100)	(75,700)
Deferred tax assets, net of valuation allowance	10,421	–

Deferred tax liabilities:
Convertible debt	(10,421)	–
Total deferred tax liabilities	(10,421)	–

Net deferred tax asset (liability)	$–	$–

Note 10 - Commitments and Contingencies

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

Subsequent to the acquisition of 3D-ID, the Company licensed sixteen (16) U.S. patents. The Company does not generally conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. The Company may face claims by third parties that its products or technology infringe their patents or other intellectual property rights in the future. Any claim of infringement could cause the Company to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of the Company’s management. If any of the Company’s products are found to violate third-party proprietary rights, it may be required to pay substantial damages.

Commitments

Around the date of the Acquisition the Company signed a licensing agreement with Aellipsys Holdings, Inc., an unrelated party, which granted 3D-ID a perpetual sub-licensable, non-exclusive, worldwide license to use their intellectual property, including, but not limited to, those of GeoMetrix, Inc., which has 18 patents in the field of 3D facial recognition and Active ID systems for access control and identification of individuals. 3D-ID is required to pay Aellipsys Holdings a royalty for each product manufactured, sold and installed at a customer by 3D-ID equal to two thousand dollars ($2,000). An additional royalty of ten percent (10%) is payable on recurring revenues from the same installation. The term of the initial agreement is five years. During the years ended December 31, 2013 and 2012 the Company paid $0 and $10,000, respectively, in royalty payments to GeoMetrix, Inc.

On August 19, 2011, the Company signed a licensing agreement with Technest Holdings, Inc. and Genex Technologies, Inc., which granted 3D-ID a perpetual sub-licensable, exclusive, worldwide license to use their intellectual property in U.S. Federal and State markets, and a non-exclusive license in all other markets. The Company’s Chief Executive Officer (“CEO”) is a stockholder of and was the former CEO of Technest Holdings, Inc. In consideration of the license of rights affected by this Agreement, 3D-ID is obligated to pay Technest a royalty equal to 5% of net sales with a minimum royalty of $15,000 during the first two years and $20,000 for each contract year thereafter. For the years ended December 31, 2013 and 2012, the Company incurred $15,000 each year, in connection with the agreement. As of December 31, 2013, $35,000 of minimum royalties are included in accrued expenses in the consolidated balance sheet in connection with the agreement.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies (continued)

In October 2012, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company for a period of three months. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash fee of $5,000 and to issue the consultant shares of common stock per month with a fair value of $10,000 as compensation for services provided. During the year, the

Company and the consultant verbally extended the agreement until October 30, 2013, with the same terms and conditions. The Company entered into a new agreement on November 1, 2013 for a period of six months and agreed to pay the consultant a monthly cash fee of $5,000.

During the year ended December 31, 2013, the Company issued 165,744 shares of common stock with an aggregate fair value of $90,000 and paid $60,000 in cash as compensation for services provided from January 1, 2013 to December 31, 2013. In addition the consultant was paid $41,875 for additional marketing services.

In November 2012, the Company entered into an agreement with a technology consulting firm to provide strategic marketing and sales services to the Company with respect to developing business opportunities with the Federal Government through March 2013. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash fee of $5,500 and a sales commission of 5% on executed contracts. The agreement ended in May, 2013. For the years ended December 31, 2013 and 2012, the Company incurred expenses in connection with this agreement of $11,000 and $5,500, respectively.

In January 2013, the Company entered into an agreement with a consultant to provide business development services to the Company for a period of three months. Pursuant to the agreement, the Company issued the consultant 20,000 shares of common stock with an aggregate fair value of $5,000.  The company also entered into an agreement with the same consultant for additional services ending December 31, 2013 in the amount of $65,000 in cash and 4,878 shares of common stock with a fair value of $20,000.

In January 2013, the Company entered into an agreement with a development and manufacturing company to provide samples of the Company’s smart card design for an aggregate of $150,000. Unless terminated early, the agreement will continue in full force and effect until the samples have been delivered to the Company. During the year ended December 31, 2013 the Company paid $125,000 and samples are currently in the process of being built.

In July 2013, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company for a period of six months. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash fee of $4,000 and to issue the consultant 4,000 shares of common stock per month as compensation for services provided. Commencing September 16, 2013, the agreement was amended to a monthly cash fee of $4,000 and to issue the consultant $4,000 in shares of common stock per month. During the year ended December 31, 2013, the consultant was issued 13,767 shares with an aggregate fair value of $42,240.

In August 2013, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company for a period of three months. Pursuant to the agreement, the Company issued the consultant 24,000 shares of common stock with an aggregate fair value of $24,000 as compensation for services provided.

On October 16, 2013, the Company entered into a lease agreement for office space in Palm Bay, Florida. The term of the lease is for three years with a monthly rent of $1,250 per month in the first year, increasing 3% annually thereafter. The Company’s rent expense in 2013 was not material, however, it is obligated to pay $15,000 in 2014, 15,450 in 2015 and 15,914 in 2016, for a total remaining lease commitment as of December 31, 2013 of $46,364.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies (continued)

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

Employment Agreement

Effective October 1, 2012, Nxt-ID entered into an employment agreement with its Chief Executive Officer. The employment agreement provides for:

•	An initial term of 3 years beginning on October 1, 2012.

•	A base salary of $150,000 per year, increasing to $300,000 per year

•	Payment of all necessary and reasonable out-of-pocket expenses incurred by the executive in the performance of his duties under the agreement.

•	Eligibility to participate in bonus or incentive compensation plans that may be established by the board of directors from time to time applicable to the executive's services.

•	Eligibility to receive equity awards as determined by the board of directors, or a committee of the board of directors, composed in compliance with the corporate governance standards of any applicable listing exchange.

Note 11 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

In January 2014, upon the successful completion of the Wocket prototype, the Chief Executive Officer’s salary was increased to $300,000 from $150,000 pursuant to his employment agreement.

The Company received notice on February 11, 2014 from CII requesting the conversion of their outstanding convertible note of $150,000 and accrued interest of $21,485 into common stock on February 17, 2014. Since February 17th was a holiday the Company utilized the trading price of its common stock on February 18, 2014 in order to calculate the number of common shares to issue to CII. The company will issue 55,497 shares in full relief of the outstanding debt of $171,485.

