Form 10-Q
period 2014-03-31
Nxt-ID, Inc.
filed 2014-05-15
CIK 1566826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

As of May 13, 2014, there were 22,001,345 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

Current Assets
Cash	$338,177	$303,626
Inventory	29,468	6,533
Prepaid expenses	3,313	3,313
Total Current Assets	370,958	313,472

Property and equipment, net of accumulated depreciation of $1,105 and $684	9,308	7,734

Total Assets	$380,266	$321,206

Liabilities and Stockholders' Equity ( Deficiency)

Current Liabilities
Accounts payable	$81,912	$244,094
Accrued expenses	25,157	135,017
Convertible notes payable, net of discount of $0 and 26,755, respectively	–	123,245
Derivative liability - warrants	–	1,531,303
Conversion feature liability	–	118,940
Total Current Liabilities	107,069	2,152,599

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value: 100,000,000 shares authorized; 22,001,345 and 21,937,822 issued and outstanding, respectively	2,200	2,194
Additional paid-in capital	3,630,116	(80,177)
Accumulated deficit	(3,359,119)	(1,753,410)

Total Stockholders' Equity (Deficiency)	273,197	(1,831,393)

Total Liabilities and Stockholders' Equity (Deficiency)	$380,266	$321,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Revenues	$–	$–
Costs of goods sold	–	–

Gross Profit	–	–

Operating Expenses
General and administrative	295,926	258,468
Selling	60,184	5,000
Research and development	164,278	177,783

Total Operating Expenses	520,388	441,251

Operating Loss	(520,388)	(441,251)
Other Expense
Interest expense	(30,744)	(3,750)
Unrealized loss on change in fair value of derivative liabilities	(1,054,577)	–
Total Other Expense	(1,085,321)	(3,750)

Net Loss	$(1,605,709)	$(445,001)

Net Loss Per Share - Basic and Diluted	$(0.07)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	21,956,200	20,971,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(1,605,709)	$(445,001)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	421	99
Stock based compensation	34,000	45,000
Amortization of debt discount	26,755	–
Unrealized loss on change in fair value of derivative liabilities	1,054,577	–
Changes in operating assets and liabilities:
Inventory	(22,935)	.
Accounts payable	(162,182)	116,905
Accrued expenses	(88,375)	–
Total Adjustments	842,261	162,004
Net Cash Used in Operating Activities	(763,448)	(282,997)

Cash flows from Investing Activities
Purchase of equipment	(1,995)	–
Net Cash Used in Investing Activities	(1,995)	–

Cash flows from Financing Activities
Proceeds received in connection with issuance of common stock and warrants, net	799,994	–
Proceeds received in connection with issuance of common stock, net	–	51,000
Proceeds from convertible notes payable	–	75,000
Proceeds from advances made by officer	–	25,000
Net Cash Provided by Financing Activities	799,994	151,000
Net Increase (Decrease) in Cash	34,551	(131,997)
Cash - Beginning of Period	303,626	135,820
Cash - End of Period	$338,177	$3,823

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$–	$–
Taxes	$–	$–
Non-cash financing activities:
Recognition of liability in connection with warrant issuance	$3,431,541	$–
Reclassification of warrant liability to additional paid in capital in connection with warrant modification	$6,037,639	$–
Issuance of common stock in connection with conversion of note payable and accrued interest	$171,485	$–
Reclassification of conversion feature liability in connection with note conversion	$98,722	$–
Retirement of common stock by officers	$28	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization and Principal Business Activity

Nxt-ID, Inc. (“Nxt-ID” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. Nxt-ID is a biometrics and authentication company focused on the growing m-commerce market with an innovative MobileBio™ suite of biometric solutions that secure mobile platforms. The Company also serves the access control and law enforcement facial recognition markets.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2014 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of March 31, 2014 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2014 and 2013 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any future interim period. The condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 25, 2014.

Note 2 - Going Concern and Management Plans

The Company is an early stage entity and incurred operating losses of $520,388 and net losses of $1,605,709 during the three months ended March 31, 2014. As of March 31, 2014 the Company had working capital and stockholders’ equity of $263,889 and $273,197, respectively.

In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. On April 29, 2014 the Company received $150,000 in connection with the exercise of 50,000 warrants into 50,000 shares of common stock at an exercise price of $3.00 per share. The Company can give no assurance that the cash raised subsequent to March 31, 2014 or any additional funds raised will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary Of Significant Accounting Policies

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the valuation allowance relating to the Company’s deferred tax asset, the fair value of the Company’s stock, derivative financial instruments and stock-based compensation.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities realizable from the exercise of 1,396,139 warrants as of March 31, 2014, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of March 31, 2013 there were no potentially dilutive securities.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

Note 4 - Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2014	2013
Salaries	$23,653	$18,750
Reimbursable expenses	1,504	196
Consulting fees	–	18,574
Royalty fees	–	35,000
Investment banking fees	–	45,000
Interest expense - convertible note	–	17,497
Totals	$25,157	$135,017

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Convertible Notes Payable

On December 13, 2012, the Company received approval from Connecticut Innovations, Inc. (“CII”) for a Convertible Note (the “Note”) in the amount of $150,000 The Company received the first tranche of $75,000 on December 21, 2012, and the second tranche of $75,000 on January 31, 2013. The Note’s maturity date was December 21, 2014.

The Company received notice on February 11, 2014 from CII regarding converting their outstanding convertible note of $150,000, along with accrued interest of $21,485, into common stock at a 25% discount to the Company’s closing stock price on February 17, 2014. Since February 17th was a holiday the Company used its closing stock price on February 18, 2014. The Company issued 55,497 shares in full relief of its outstanding debt and accrued interest of $171,485.

Since the Note was converted on February 18, 2014, the Company re-measured the conversion feature liability associated with the convertible note payable on that date. The Company recorded an unrealized gain on the change in the fair value of the conversion feature liability of $20,218 for the three months ended March 31, 2014 (See Note 7) and reclassified the re-measured conversion feature of $98,722 to additional paid in capital. Since the Note was converted the remaining unamortized portion of the debt discount of $26,755 was expensed during the three months ended March 31, 2014.

Note 6 - Stockholders' Equity

On January 13, 2014, the Company closed a “best efforts” private offering of $1,000,000 (the “Offering”) with a group of accredited investors (the “Purchasers”) and the Company exercised the oversubscription amount allowed in the Offering of $350,000, for total gross proceeds to the Company of $1,350,000 before deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the Purchasers (the “Purchase Agreement”), the Company issued to the Purchasers (i) 415,387 shares (the “Shares”) of the Company’s common stock, par value, $0.0001 (the “Common Stock”) and (ii) 1,350,000 warrants (the “Warrants”) to purchase shares (the “Warrant Shares” and together with the Shares and the Warrants, the “Securities”) of the Company’s Common Stock at an exercise price of $3.25 per share. In connection with the Offering, 138,463 units were sold at the end of December of 2013 and 276,924 units were sold in January 2014, all at $3.25 per unit. As a result, the Company received aggregate gross proceeds of $450,000 in December 2013 from the issuance of 138,463 shares of common stock and 450,000 warrants, and the Company received $900,000 in January 2014 from the issuance of 276,924 shares of common stock and 900,000 warrants. Costs incurred associated with the Offering in December 2013 and January 2014 were $56,820 and $100,006, respectively. In January 2014, the placement agent received 41,539 warrants from the Offering.

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

The Warrants are exercisable for a period of five years from the original issue date. The initial exercise price with respect to the Warrants was $3.25 per share. On the date of issuance, the warrants were recognized as derivative liabilities as they did not have fixed settlement provisions because their exercise prices could be lowered if the Company was to issue securities at a lower price in the future. As a result, the Company recorded $3,431,541 as derivative liability- warrants on the condensed consolidated balance sheet on January 13, 2014.

On February 21, 2014, the Company amended the terms of the 1,359,539 warrants issued in the offering to eliminate the anti-dilution provision and to lower the exercise price of the warrants from $3.25 to $3.00. As a result of the warrant modifications, the Company re-measured the warrant liability on the modification date and recorded an unrealized loss on derivative liabilities of $1,074,795 and reclassified the aggregate re-measured value of the warrants of $6,136,361 to additional paid in capital. See Note 7.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders' Equity (continued)

The following table summarizes the Company's warrants outstanding at March 31, 2014:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at December 31, 2013	454,600	$3.25	4.97	436,416
Issued in connection with offering	941,539	3.00	4.97	903,877
Exercised	–	–	–	–
Cancelled	–	–	–	–
Outstanding at March 31, 2014	1,396,139	$3.00	4.97	$1,340,293

Exercisable at March 31, 2014	1,396,139	$3.00	4.97	$1,340,293

On January 4, 2013, a majority the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 2,193,782 at January 1, 2014. During the three months ended March 31, 2014, the Company issued 3,789 restricted shares under the plan to three non-executive directors with an aggregate fair value of $15,000.

Note 7 – Derivative liabilities

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

The conversion feature embedded within the Company’s convertible notes payable and the warrants issued in connection with the Offering (as defined in Note 6) did not have fixed settlement provisions on their respective issuance dates as the conversion and exercises prices could have been lowered if the Company would have issued securities at lower prices.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivative liabilities (continued)

The derivative liabilities were valued using the Black-Scholes option valuation model and the following weighted average assumptions on the following dates:

	February 21, 2014	February 18, 2014	January 14, 2014	December 31, 2013
Embedded Conversion Feature and Warrant Liability:
Risk-free interest rate	0.30%	0.30%	0.30%	0.30%
Expected volatility	124%	123%	123%	123.54%
Expected life (in years)	4.9	0.75	5.00	4.59
Expected dividend yield	–	–	–	–
Number of shares	1,391,539	55,497	941,539	500,000
Fair value	$6,037,639	$98,722	$3,431,541	$1,650,243

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2014:

Fair Value Measurements at March 31, 2014
	Total Carrying Value at March 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$–	$–	$–	$–

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivative liabilities (continued)

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

As of March 31, 2014, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the thee months ended
March 31, 2014
Beginning balance	$1,650,243
Recognition of derivative liability - warrants	3,431,541
Net unrealized loss on derivative liabilities	1,074,795
Net unrealized gain on derivative conversion feature liabilities	(20,218)
Adjustment to additional paid in capital upon conversion and modification	(6,136,361)
Ending balance	$–

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

Commitments

On August 19, 2011, the Company signed a licensing agreement with Technest Holdings, Inc. and Genex Technologies, Inc., which granted 3D-ID a perpetual sub-licensable, exclusive, worldwide license to use their intellectual property in U.S. Federal and State markets, and a non-exclusive license in all other markets. The Company’s Chief Executive Officer (“CEO”) is a stockholder of and was the former CEO of Technest Holdings, Inc. In consideration of the license of rights affected by this Agreement, 3D-ID is obligated to pay Technest a royalty equal to 5% of net sales. To date, no royalties have been paid. Since the Technest patents do not constitute part of the Company’s core intellectual property in its present or anticipated future product offerings it has decided to forgo the exclusive rights to the Technest patents. As a result the Company reversed an accrual of $35,000 which represented a minimum royalty to maintain certain exclusive rights. The Company retains a perpetual non-exclusive worldwide license to these patents.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and Contingencies (continued)

In October 2012, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company for a period of three months. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash fee of $5,000 and to issue the consultant shares of common stock per month with a fair value of $10,000 as compensation for services provided. The Company entered into a new agreement with this consultant on November 1, 2013 for a period of six months and agreed to pay the consultant a monthly cash fee of $5,000. During the three months ended March 31, 2014 the Company paid the consultant $15,000 pursuant to this agreement. During the quarter ended March 31, 2013, 120,000 shares of common stock with a fair value of $30,000 as compensation for services provided from January 1, 2013, to March 31, 2013, were issued on March 31, 2013.

In January 2013, the Company entered into an agreement with a development and manufacturing company to provide samples of the Company’s smart card design for an aggregate of $150,000. Unless terminated early, the agreement will continue in full force and effect until the samples have been delivered to the Company. During the three months ended March 31, 2014 and 2013 the Company paid $0 and $125,000 in consulting fees pursuant to this agreement.

In July 2013, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company for a period of six months. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash fee of $4,000 and to issue the consultant 4,000 shares of common stock per month as compensation for services provided. Commencing September 16, 2013, the agreement was amended to a monthly cash fee of $4,000 and to issue the consultant $4,000 in shares of common stock per month. During the three months ending March 31, 2014, the consultant was issued 833 shares with an aggregate grant date fair value of $4,000.

On October 16, 2013, the Company entered into a lease agreement for office space in Palm Bay, Florida. The term of the lease is for three years with a monthly rent of $1,250 per month in the first year, increasing 3% annually thereafter. The Company incurred $3,750 and $0 of rent expense for the three months ended March 31, 2014 and 2013, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligation

2014	$11,622
2015	15,496
2016	15,496
Total future lease obligation	$42,614

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

On January 6, 2014, the Company entered into an agreement with a business consulting firm to provide consulting services to the Company for a period of a year. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash fee of $5,000 and to issue the consultant $5,000 worth of restricted shares of common stock per month as compensation for services provided. During the three months ended March 31, 2014, the consultant was issued 3,403 shares with an aggregate grant date fair value of $15,000 and $15,000 in cash for a total aggregate consulting fee of $30,000.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and Contingencies (continued)

Employment Agreement

Effective October 1, 2012, Nxt-ID entered into an employment agreement with its Chief Executive Officer. The employment agreement provides for:

•	An initial term of 3 years beginning on October 1, 2012.

•	An initial base salary of $150,000 per year. In January 2014, upon the successful completion of the MobileWocket prototype, the salary was increased to $300,000 in accordance with the agreement.

•	Payment of all necessary and reasonable out-of-pocket expenses incurred by the executive in the performance of his duties under the agreement.

•	Eligibility to participate in bonus or incentive compensation plans that may be established by the board of directors from time to time applicable to the executive's services.

•	Eligibility to receive equity awards as determined by the board of directors, or a committee of the board of directors, composed in compliance with the corporate governance standards of any applicable listing exchange.

Note 9 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued.

On April 29, 2014 the Company received $150,000 in connection with the exercise of 50,000 warrants into 50,000 shares of common stock at an exercise price of $3.00 per share. Upon exercise, pursuant to the Purchase Agreement, the Company’s Founders agreed to cancel a corresponding number of shares to be cancelled for each Warrant Share issued. As a result, the Founders retired 50,000 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

We are an early stage technology company that is focused on developing and marketing products, solutions, and services for organizations that have a need for biometric secure access control. We have three distinct lines of business that we believe will form our company: law enforcement, m-commerce, and biometric access control applications. Our initial efforts are focused on our secure products offering for law enforcement, the Department of Defense, and Homeland Security through our 3D FaceMatch™ biometric identification systems. In parallel we are developing a secure biometric electronic wallet for the growing m-commerce market. We believe that this constitutes unique technology because it takes a very different approach relative to the current offerings: instead of replacing the wallet through a smartphone, our aim is to improve it. We believe that our Wocket™ will reduce the number of cards to be carried in a consumer’s wallet while supporting virtually every payment method currently available at Point-of-Sale (POS) at retailers around the world including magnetic stripe, touchless payment methods such as near field communications and barcode all within a secure biometric vault. Advance orders for the Wocket™ will be available on May 28th with deliveries expected in early September.

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

RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 2014, compared with three months ended March 31, 2013.

Revenue. There were no revenues during the three months ended March 31, 2014. In November 2012, the Company made its initial sale of its 3D facial recognition access control and identification products and software to an overseas law enforcement agency for approximately $250,000. The Company is beginning to take advance orders for the Wocket™ in May 2014 with deliveries expected in early September 2014.

Operating Expenses. Operating expenses for the three months ended March 31, 2014, totaled $520,388 and consisted of research and development of $164,278, selling expenses of $60,184 and general and administrative costs of $295,926. The research and development expenses primarily related to salaries and consulting services of approximately $171,000 as well as materials of approximately $22,000 necessary for the design, development and manufacturing of the Company’s biometric wallet, and the reversal of an accrued royalty expense no longer owed by the Company in the amount of $35,000. Selling expenses consisted of $60,184 primarily for marketing consultants. General and administrative expenses for the period consisted of salaries of $79,500, legal, audit and accounting fees of approximately $71,000 and consulting fees for public relations of approximately $88,000. Also included is $34,000 in non-cash stock compensation to consultants and board members.

For the three months ended March 31, 2013, operating expenses totaled $441,251 and consisted of research and development of $177,783, selling expenses of $5,000 and general and administrative costs of $258,468. The research and development was spent on the design and development of the Company’s biometric wallet including payments of $100,000 to a subcontractor that is providing manufacturing samples of the reprogrammable magnetic stripe for the Wocket™. General and administrative expenses for the period totaled $258,468. Of this amount, approximately $140,000 was for professional services in support of the Company’s initial registration statement with the Securities and Exchange Commission and subsequent initial public offering, $37,500 was for salaries and $45,000 in non-cash stock compensation to consultants and a board member.

The increase in expenditures for the three months ended March 31, 2014 over the same period ended March 31, 2013 is due to the level of research and development activity relating to the development of the Company’s biometric wallet and improving and updating the Company’s 3D facial recognition systems plus an increase in consulting, increased professional fees relating to consultants, increased ongoing expenses related to being publicly listed, as well as the addition of sales related staff for pre sales of the Company’s product.

Net Loss. The net loss for the three months ended March 31, 2014, was $1,605,709, including $30,744 in interest expense from the Note. Also included is the unrealized loss on change in fair value of derivatives liabilities that were initially recorded in connection with the issuance of a convertible note payable and warrants issued in the Company’s recent private placement. During the three months ended March 31, 2014, the Company recorded an unrealized loss on the change in fair value of the derivative liabilities of $1,054,577. During the quarter, the note payable was converted into common stock and the Company successfully modified the terms of the warrants with each of the holders. As a result, no derivative liabilities exit as of March 31, 2014. The net loss for the three months ended March 31, 2013 was $445,001.

Liquidity and Capital Resources

Cash and Working Capital

We have incurred operating losses of $520,388 and $441,251 and net losses of $1,605,709 and $445,001 for the three months ended March 31, 2014 and 2013, respectively, $1,054,577 of the net loss was attributable to a non-cash charge for an unrealized loss on change in fair value of derivative liability. As of March 31, 2014 the Company had cash and a stockholders’ equity of $338,177 and $273,197, respectively. At March 31, 2014, the Company had working capital of $263,889. During the three months ended March 31, 2014, the Company raised net proceeds of approximately $799,994 through the issuance of common stock.

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. The timing of such payments is generally even throughout the year. Our vendors and subcontractors generally provide us with normal trade payment terms. During the three months ended March 31, 2014, net cash used in operating activities amounted to $763,448 comprised of net loss of $1,605,709, positive adjustments to reconcile net loss to net cash used in operating activities of $1,115,753 and changes in operating assets and liabilities of negative $273,492 as compared to $282,977 for the three months ended March 31, 2013, comprised a net loss of $445,001, positive adjustments to reconcile net loss to net cash used in operating activities of $45,099 and changes in operating assets and liabilities of $116,905.

Cash Provided by Financing Activities

During the three months ended March 31, 2014, the Company received net proceeds of $799,994 from common stock issuances.

During the three months ended March 31, 2013 the Company received a tranche of a convertible note payable from CI in the amount of $75,000 and $51,000 from sale of common stock. During the three months ended March 31, 2013, the Company also received an aggregate of $25,000 of cash advances from an officer of the Company.

Sources of Liquidity

We are an early stage company and have generated losses from operations since inception. In order to execute our long-term strategic plan to develop and commercialize our core products, we will need to raise additional funds, through public or private equity offerings, debt financings, or other means.

We incurred net losses of $1,605,709 during the three months ended March 31, 2014. As of March 31, 2014 the Company had working capital and stockholders’ equity of $263,889 and $273,197, respectively. During the three months ended March 31, 2014, the Company raised $799,994 through the issuance of common stock and warrants in a private placement.

In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to March 31, 2014 or any additional funds raised will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation by the Company’s Chief Executive Officer, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of March 31, 2014 our disclosure controls and procedures were not effective.

As of December 31, 2013, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting that continued to exist as of March 31, 2014. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our Company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Between January 15, 2014 and March 31, 2014 the Company issued 8,025 shares of common stock to consultants and board members with an aggregate fair value of $40,000 for services rendered to the Company.

These transactions were not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act in a transaction by the Company not involving a public offering as the shares were granted as compensation for services and the recipients had access to adequate current public information concerning the Company.

Upon receipt of a conversion notice, on February 18, 2014, the Company issued 55,497 shares of common stock to Connecticut Innovations in full relief of its outstanding debt and accrued interest of $171,485.

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

Nxt-ID, Inc.

Date: May 15, 2014	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

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

