Form 10-Q
period 2014-06-30
Nxt-ID, Inc.
filed 2014-08-08
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 6, 2014, there were 22,030,843 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets
Cash	$588,179	$303,626
Restricted cash	4,152	-
Inventory	30,167	6,533
Prepaid expenses	94,441	3,313
Total Current Assets	716,939	313,472

Property and equipment, net of accumulated depreciation of $1,944 and $684	23,209	7,734

Total Assets	$740,148	$321,206

Liabilities and Stockholders' Equity ( Deficiency)

Current Liabilities
Accounts payable	$92,804	$244,094
Accrued expenses	53,547	135,017
Customer deposits	80,018	-
Convertible notes payable, net of discount of $0 and 26,755, respectively	-	123,245
Derivative liability - warrants	-	1,531,303
Conversion feature liability	-	118,940
Total Current Liabilities	226,369	2,152,599

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 22,028,285 and 21,937,822 issued and outstanding, respectively	2,203	2,194
Additional paid-in capital	6,087,873	(80,177)
Accumulated deficit	(5,576,297)	(1,753,410)

Total Stockholders' Equity (Deficiency)	513,779	(1,831,393)

Total Liabilities and Stockholders' Equity (Deficiency)	$740,148	$321,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

Revenues	$-	$-
Costs of goods sold	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	758,077	326,004
Selling	377,603	5,489
Research and development	424,126	262,007

Total Operating Expenses	1,559,806	593,500

Operating Loss	(1,559,806)	(593,500)
Other Expense
Interest and other expenses, net	(30,744)	(8,250)
Inducement expense in connection with warrant exercise	(1,177,760)	-
Unrealized loss on change in fair value of derivative liabilities	(1,054,577)	-
Total Other Expense	(2,263,081)	(8,250)

Net Loss	$(3,822,887)	$(601,750)

Net Loss Per Share - Basic and Diluted	$(0.18)	$(0.03)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	21,987,558	21,109,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2014	2013

Revenues	$-	$-
Costs of goods sold	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	470,755	67,535
Selling	319,073	489
Research and development	259,847	84,225

Total Operating Expenses	1,049,675	152,249

Operating Loss	(1,049,675)	(152,249)
Other Expense
Interest and other expenses, net	-	(4,500)
Inducement expense in connection with warrant exercise	(1,177,760)	-
Total Other Expense	(1,177,760)	(4,500)

Net Loss	$(2,227,435)	$(156,749)

Net Loss Per Share - Basic and Diluted	$(0.11)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	22,007,979	21,242,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(3,822,887)	$(601,750)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	1,260	198
Stock based compensation	144,000	80,000
Amortization of debt discount	26,755	-
Unrealized loss on change in fair value of derivative liabilities	1,054,577	-
Inducement fee in connection with warrant exercise	1,177,760	-
Changes in operating assets and liabilities:
Inventory	(23,634)	(2,790)
Prepaids	(91,128)	-
Accounts payable	(151,290)	219,907
Accrued expenses	(59,985)	-
Customer deposits	80,018	-
Total Adjustments	2,158,333	297,315
Net Cash Used in Operating Activities	(1,664,554)	(304,435)

Cash flows from Investing Activities
Restricted Cash	(4,152)	-
Purchase of equipment	(16,735)	-
Net Cash Used in Investing Activities	(20,887)	-

Cash flows from Financing Activities
Proceeds received in connection with issuance of common stock and warrants, net	799,994	-
Proceeds received in connection with issuance of common stock, net	-	246,435
Proceeds received in connecction with exercise of warrants	1,170,000	-
Proceeds from convertible notes payable	-	75,000
Proceeds from advances made by officer	-	64,000
Repayments of advances made by officer	-	(60,000)
Net Cash Provided by Financing Activities	1,969,994	325,435
Net Increase in Cash	284,553	21,000
Cash - Beginning of Period	303,626	135,820
Cash - End of Period	$588,179	$156,820

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Taxes	$-	$-
Non-cash financing activities:
Recognition of liability in connection with warrant issuance	$3,431,541	$-
Reclassification of warrant liability to additional paid in capital in connection with warrant modification	$6,037,639	$-
Issuance of common stock in connection with conversion of note payable and accrued interest	$171,485	$-
Reclassification of conversion feature liability in connection with note conversion	$98,722	$-
Retirement of common stock by officers	$68	$-
Accrual of common shares to be issued for services	$-	$35,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any future interim period. The condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 25, 2014.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Going Concern and Management Plans

The Company is an early stage company and incurred net losses of $3,822,887 during the six months ended June 30, 2014, which included an aggregate $2,404,352 of non-cash charges. As of June 30, 2014, the Company had working capital and stockholders’ equity of $490,570 and $513,779, respectively. During the six months ended June 30, 2014, the Company raised net proceeds of approximately $1,970,000 through the issuance of common stock and warrants and the exercise of warrants.

In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 - Summary Of Significant Accounting Policies

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the valuation allowance relating to the Company’s deferred tax assets, the fair value of the Company’s equity and derivative financial instruments and stock-based compensation.

Principles of Consolidation

The consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiary, 3D-ID. Intercompany balances and transactions have been eliminated upon consolidation.

Restricted Cash

Restricted cash is comprised of amounts held by credit card processors until the Company establishes a history of activity and the processor is able to estimate potential charge back risk. The balances are rolling and held by the processor for a period of less than a year and therefore reported as a current asset on the accompanying condensed consolidated balance sheets.

Inventory

Inventory consists principally of raw materials and is valued at the lower of cost or market with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value. As of June 30, 2014 inventory is comprised of $30,167 in raw materials on hand. In addition, as an early stage entity, the Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of June 30, 2014, approximately $86,000 of prepaid inventory is included in prepaid expenses on the condensed consolidated balance sheet.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary Of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s 3D facial recognition and identification products are currently available for sale and the Company has begun accepting pre-orders on its Mobile Bio Wocket. The Company recognizes revenue in connection with the sale of these products when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. As of June 30, 2014, the Company has received $80,018 in customer deposits in connection with pre-orders of its MobileBio Wocket.

The Company requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms and payment terms. Evidence of an arrangement generally consists of a contract or purchase order approved by the customer. The Company recognizes revenue at the time in which it receives a confirmation that the goods were either tendered at their destination, when shipped “FOB destination,” or transferred to a shipping agent, when shipped “FOB shipping point.” Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer upon shipment, but could occur when the customer receives the product based on the terms of the agreement with the customer. The prices of all goods that the Company sells are fixed and agreed to with the customer prior to shipment.

In the event a sale is made to a customer under circumstances in which collectability is not reasonably assured, the Company either requires the customer to remit payment prior to shipment or defers recognition of the revenue until payment is received. The Company maintains a reserve for amounts that may not be collectible due to risk of credit losses.

The Company’s sales typically do not include multiple deliverable arrangements.

Convertible Instruments

The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in the results of operations.

Conversion options that contain variable settlement features, such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract, generally result in their bifurcation from the host instrument.

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 “Debt with Conversion and Other Options.” The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt. See Note 5 below.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine the partnership/corporate tax returns for three years from the date of filing. The Company is in the process of filing its tax returns for the year ended December 31, 2013. Therefore, the Company’s net operating loss carryovers will not be available to offset future taxable income, if any, until the returns are filed.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary Of Significant Accounting Policies (continued)

Net Loss per Share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities realizable from the exercise of 1,396,139 warrants as of June 30, 2014 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of June 30, 2013, potentially dilutive securities realizable from the conversion of the Company’s then outstanding note payable into 120,000 shares of common stock and the exercise of warrants for the purchase of 304,600 common shares were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge that would be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

Note 4 - Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2014	2013
Salaries	$20,861	$18,750
Reimbursable expenses	2,686	196
Investment banking fees	30,000	45,000
Consulting fees	-	18,574
Royalty fees	-	35,000
Interest expense - convertible note	-	17,497
Totals	$53,547	$135,017

Note 5 - Convertible Notes Payable

On December 13, 2012, the Company received approval from Connecticut Innovations, Inc. (“CII”) for a Convertible Note (the “Note”) in the amount of $150,000. The Company received the first tranche of $75,000 on December 21, 2012 and the second tranche of $75,000 on January 31, 2013. The Note’s maturity date was December 21, 2014.

The Company received notice on February 11, 2014 from CII regarding converting its outstanding convertible note of $150,000, along with accrued interest of $21,485, into common stock at a 25% discount to the Company’s closing stock price on February 17, 2014. Since February 17, 2014 was a holiday, the Company used its closing stock price on February 18, 2014. The Company issued 55,497 shares in full relief of its outstanding debt and accrued interest of $171,485.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Convertible Notes Payable (continued)

Since the Note was converted on February 18, 2014, the Company re-measured the conversion feature liability associated with the convertible note payable on that date. The Company recorded an unrealized gain on the change in the fair value of the conversion feature liability of $20,218 for the six months ended June 30, 2014 (see Note 7 below) and reclassified the re-measured conversion feature of $98,722 to additional paid in capital. Since the Note was converted, the remaining unamortized portion of the debt discount of $26,755 was expensed during the six months ended June 30, 2014.

Note 6 - Stockholders' Equity

On January 13, 2014, the Company closed a “best efforts” private offering of $1,000,000 (the “Offering”) with a group of accredited investors (the “Purchasers”) and the Company exercised the oversubscription amount allowed in the Offering of $350,000, for total gross proceeds to the Company of $1,350,000 before deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the Purchasers (the “Purchase Agreement”), the Company issued to the Purchasers (i) 415,387 shares of the Company’s common stock, par value $0.0001 and (ii) 1,350,000 warrants (the “Warrants”) to purchase shares (the “Warrant Shares”) of the Company’s common stock at an exercise price of $3.25 per share. In connection with the Offering, 138,463 units were sold at the end of December 2013 and 276,924 units were sold in January 2014, all at $3.25 per unit. As a result, the Company received aggregate gross proceeds of $450,000 in December 2013 from the issuance of 138,463 shares of common stock and 450,000 Warrants, and the Company received $900,000 in January 2014 from the issuance of 276,924 shares of common stock and 900,000 Warrants. Costs incurred associated with the Offering in December 2013 and January 2014 were $56,820 and $100,006, respectively. In January 2014, the placement agent received 41,539 Warrants from the Offering.

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

The Warrants are exercisable for a period of five years from the original issue date. The initial exercise price with respect to the Warrants was $3.25 per share. On the date of issuance, the Warrants were recognized as derivative liabilities as they did not have fixed settlement provisions because their exercise prices could be lowered if the Company was to issue securities at a lower price in the future. As a result, the Company recorded $3,431,541 as derivative liability warrants on the condensed consolidated balance sheet on January 13, 2014.

On February 21, 2014, the Company amended the terms of the 1,359,539 Warrants issued in the Offering to eliminate the anti-dilution provision and to lower the exercise price of the Warrants from $3.25 to $3.00. As a result of the Warrant modifications, the Company re-measured the Warrant liability on the modification date and recorded an unrealized loss on derivative liabilities of $1,074,795 and reclassified the aggregate re-measured value of the Warrants of $6,037,639 to additional paid in capital. See Note 7 below.

On various dates, during the six months ended June 30, 2014, the Company received gross proceeds of $1,200,000 in connection with the exercise of 400,000 warrants into 400,000 shares of common stock at an exercise price of $3.00 per share, net of fees to be paid upon the exercise of the warrants issued in the Offering per the term of the underwriter agreement of $30,000. Upon exercise, pursuant to the Purchase Agreement, the Company’s Founders agreed to cancel a corresponding number of shares to be cancelled for each Warrant Share issued. As a result, the Founders retired 400,000 shares of common stock.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Stockholders' Equity (continued)

Between June 12, 2014 and June 17, 2014, the Company completed a private offering with a group of accredited investors (the “Purchasers”) who had previously participated in the Offering that occurred between December 30, 2013 and January 13, 2014 (as discussed in this Note 6) for total net proceeds to the Company of $4,000. Pursuant to a securities purchase agreement with the Purchasers, the Company issued to the Purchasers warrants (the “Warrants”) to purchase an aggregate of 400,000 shares (the “Shares”) of the Company’s common stock at an exercise price of $3.00 per share. The Warrants are exercisable for a period of five years from the original issue date. The exercise price for the Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. The Company determined that the effect of the issuance of the warrants was to induce the Purchasers to exercise warrants previously issued to them in the Offering. As a result, the Company recorded an inducement expense of $1,177,760 for the six and three months ended June 30, 2014.

In connection with the sale of the Warrants, the Company entered into a registration rights agreement with the Purchasers pursuant to which the Company agreed to register the Shares and the shares of the common stock underlying the Warrants (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC 90 days following the completion of an underwritten public offering (the “Filing Date”) and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages to each Purchaser in the amount equal to 2% for the purchase price paid for the Warrants then owned by such Purchaser for each 30-day period for which the Company is non-compliant.

The following table summarizes the Company's warrants outstanding at June 30, 2014:

Warrants outstanding and exercisable

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at December 31, 2013	454,600	$3.25	-	-
Issued	1,341,539	3.00	-	-
Exercised	(400,000)	3.00	-	-
Cancelled	-	-	-	-
Outstanding at June 30, 2014	1,396,139	$3.00	4.65	$1,270,486
Exercisable at June 30, 2014	1,396,139	$3.00	4.65	$1,270,486

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 2,193,782 at January 1, 2014. During the six and three months ended June 30, 2014, the Company issued 6,347 and 2,558 restricted shares, respectively, under the plan to three non-executive directors with an aggregate fair value of $25,000 and $10,000, respectively.

For the six months ended June 30, 2014, the Company issued 18,282 shares of common stock with an aggregate fair value of $75,000 to consultants for services rendered to the Company.

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

The conversion feature embedded within the Company’s convertible notes payable and the warrants issued in connection with the Offering (as defined in Note 6 above) did not have fixed settlement provisions on the dates they were initially issued because the conversion and exercises prices could have been lowered if the Company would have issued securities at lower prices before conversion.

The derivative liabilities were valued using the Black-Scholes option valuation model and the following weighted average assumptions on the following dates:

	February 21, 2014	February 18, 2014	January 13, 2014	December 31, 2013
Embedded Conversion Feature and Warrant Liability:
Risk-free interest rate	0.30%	0.30%	0.30%	0.30%
Expected volatility	124%	123%	123%	123.54%
Expected life (in years)	4.9	0.75	5.00	4.59
Expected dividend yield	-	-	-	-
Number of shares	1,391,539	55,497	941,539	500,000
Fair value	$6,037,639	$98,722	$3,431,541	$1,650,243

The risk-free interest rate was based on rates established by the Federal Reserve. Since the Company’s common stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The expected life of the conversion feature was determined by the maturity date of the Note (as defined in Note 5) and the expected life of the Warrants was determined by their expiration dates. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock and does not expect to pay dividends on its common stock in the future.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Derivative liabilities (continued)

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2014:

Fair Value Measurements at June 30, 2014
	Total Carrying Value at June 30, 2014	Quoted Prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Derivative liabilities	$-	$-	$-	$-

The carrying amounts of cash, inventory, prepaid expenses, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The Company’s other financial instruments included its convertible notes payable obligations. The carrying value of these instruments approximated fair value, as they bear terms and conditions comparable to market for obligations with similar terms and maturities. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

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

Level 3 Valuation Techniques

Level 3 financial liabilities consisted of the conversion feature liability and common stock purchase warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement.

As of June 30, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the six months ended	For the three and six months ended
	June 30, 2014	June 30, 2013
Beginning balance	$1,650,243	$-
Recognition of derivative liability	3,431,541	44,966
Net unrealized loss on derivative liabilities	1,074,795	-
Net unrealized gain on conversion feature liabilities	(20,218)	(1,642)
Adjustment to additional paid in capital upon conversion and modification	(6,136,361)	-
Ending balance	$-	$43,324

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Commitments and Contingencies

Legal Matters

From time to time, the Company is subject to legal proceedings arising in the ordinary course of business. Such matters are subject to uncertainties and outcomes are not predictable with assurance. Management believes at this time that there are no ongoing matters that will have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

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

Commitments

On August 19, 2011, the Company signed a licensing agreement with Technest Holdings, Inc. (“Technest”) and Genex Technologies, Inc., which granted 3D-ID a perpetual sub-licensable, exclusive, worldwide license to use their intellectual property in U.S. federal and state markets and a non-exclusive license in all other markets. The Company’s Chief Executive Officer (“CEO”) is a stockholder of and was the former CEO of Technest. In consideration of the license of rights affected by this agreement, 3D-ID is obligated to pay Technest a royalty equal to 5% of net sales. To date, no royalties have been paid. As the Technest patents do not constitute part of the Company’s core intellectual property in its present or anticipated future product offerings, it has decided to forgo the exclusive rights to the Technest patents. As a result, the Company reversed an accrual of $35,000 which represented a minimum royalty to maintain certain exclusive rights. The Company retains a perpetual non-exclusive worldwide license to these patents.

In October 2012, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company for a period of three months. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash retainer of $5,000 to be paid in cash and to issue the consultant shares of common stock per month with a fair value of $10,000 as compensation for services provided. The Company entered into a new agreement with this consultant on November 1, 2013 for a period of six months and agreed to pay the consultant a monthly cash retainer of $5,000 to be paid in cash. On June 1, 2014, the Company and the consultant agreed to extend the contract for a period of one year from that date. In connection with the amended agreement, the Company agreed to pay the consultant a monthly retainer of $15,000, of which $5,000 shall be in cash and $10,000 in unregistered shares of the Company’s common stock. In addition to the monthly retainer the consultant is to be reimbursed for other expenses incurred in connection with certain marketing events. During the six and three months ended June 30, 2014, the Company paid the consultant $162,767 and $112,640, respectively pursuant to this agreement. Also during the six and three months ended June 30, 2014, 2,445 and 2,445 shares of common stock, respectively, with a fair value of $10,000 and $10,000, respectively, were paid to the consultant as compensation for services provided. During the six and three months ended June 30, 2013, 150,000 and 30,000 shares of common stock, respectively, with a fair value of $60,000 and $30,000, respectively, were paid to the consultant as compensation for services provided.

In January 2013, the Company entered into an agreement with a development and manufacturing company to provide samples of the Company’s smart card design for an aggregate of $150,000. Unless terminated early, the agreement will continue in full force and effect until the samples have been delivered to the Company. During the six months ended June 30, 2014 and 2013 the Company paid $0 and $125,000, respectively, in consulting fees pursuant to this agreement. During the three months ended June 30, 2014 and 2013 the Company paid $0 and $125,000, respectively, in consulting fees pursuant to this agreement.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Commitments and Contingencies (continued)

In July 2013, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company for a period of six months. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash fee of $4,000 and to issue the consultant 4,000 shares of common stock per month as compensation for services provided. Commencing September 16, 2013, the agreement was amended to a monthly cash fee of $4,000 and to issue the consultant $4,000 in shares of common stock per month. In January 2014 the agreement was amended whereby the Company agreed to pay the consultant a monthly payment of $4,000 in cash only. During the six and three months ended June 30, 2014, the consultant was issued 833 and 0 shares, respectively with an aggregate grant date fair value of $4,000 and $0. During the six and three months ended June 30, 2014, the Company paid the consultant $19,000 and $10,000 respectively pursuant to this agreement.

On October 16, 2013, the Company entered into a lease agreement for office space in Palm Bay, Florida. The term of the lease is for three years with a monthly rent of $1,250 per month in the first year, increasing 3% annually thereafter. The Company incurred $7,500 and $3,750 of rent expense for the six and three months ended June 30, 2014, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligation

2014 (remaining)	7,748
2015	15,496
2016	15,496
Total future lease obligation	38,740

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

On January 6, 2014, the Company entered into an agreement with a business consulting firm to provide consulting services to the Company for a period of a year. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash fee of $5,000 and to issue the consultant $5,000 worth of restricted shares of common stock per month as compensation for services provided. During the six and three months ended June 30, 2014, the consultant was issued 7,060 and 3,656 shares, respectively, with an aggregate grant date fair value of $30,000 and $15,000, respectively, and $30,000 and $15,000 in cash for a total aggregate consulting fee of $60,000 and $30,000.

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

Note 8 - Commitments and Contingencies – Employment Agreement (continued)

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

On July 1, 2014 the Company issued 2,558 shares of its common stock for the payment of services with an aggregate grant date fair market value of $10,000.

On July 1, 2014 and July 15, 2014, the Company entered into purchase commitments with certain vendors in the amounts of $54,923 and $360,006, respectively. These purchase orders were issued for further development of the Wocket™ with deliveries on end units are expected in September 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

Nxt-ID, Inc. (the “Company”) is a Delaware corporation formed on February 8, 2012. We were initially known as Trylon Governmental Systems, Inc. We changed our name to Nxt-ID, Inc. on June 25, 2012 to reflect our primary focus on our growing biometric identification, m-commerce and secure mobile platforms.

On or about June 25, 2012, the Company acquired 100% of the membership interests in 3D-ID LLC (“3D-ID”), a limited liability company formed in Florida in February 2011 and owned by the Company’s founders. By acquiring 3D-ID, the Company gained the rights to a portfolio of patented technology in the field of three-dimensional facial recognition and imaging including 3D facial recognition products for access control, law enforcement and travel and immigration. 3D-ID was an early stage company engaged in the design, research and development, integration, analysis, modeling, system networking, sales and support of intelligent surveillance, three-dimensional facial recognition and three-dimensional imaging devices and systems primarily for identification and access control in the security industries. Since the Company’s acquisition of 3D-ID was a transaction between entities under common control in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”, Nxt-ID recognized the net assets of 3D-ID at their carrying amounts in the accounts of Nxt-ID on the date that 3D-ID was organized, February 14, 2011.

We are an early stage technology company that is focused on developing and marketing products, solutions, and services for organizations that have a need for biometric secure access control. We have three distinct lines of business that we believe will form our company: law enforcement, m-commerce, and biometric access control applications. Our initial efforts are focused on our secure products offering for law enforcement, the Department of Defense, and Homeland Security through our 3D FaceMatch® biometric identification systems. In parallel we are developing a secure biometric electronic smart wallet for the growing m-commerce market. We believe that this constitutes unique technology because it takes a very different approach relative to the current offerings: instead of replacing the wallet through a smartphone, our aim is to improve it. We believe that our Wocket™ will reduce the number of cards carried in a consumer’s wallet while supporting virtually every payment method currently available at point of sale at retailers around the world, including magnetic stripe, barcodes and Quick Response (QR) Codes and in the near future near field communications, all within a secure biometric vault. We have also recently launched a new biometric authentication product named Voicematch®. This product is a new method of recognizing both speakers and specific words they use providing innovative multi-factor recognition that is efficient enough to run on low-power devices.

Using our biometrics technologies, we plan to address the growing m-commerce market with our innovative MobileBio™ suite of biometric solutions that secure mobile platforms. Currently, most mobile devices continue to be protected simply by questions that a user asks and PIN numbers. This security methodology is easily duplicated on another device and can be easily spoofed or hacked. Nxt-ID’s biometric security paradigm is Dynamic Pairing Codes (DPCs). DPCs are a new, proprietary method to secure users, devices, accounts, locations and servers over any communication media by sharing key identifiers, including biometric-enabled identifiers, between end-points by passing dynamic pairing codes (random numbers) between end-points to establish sessions and/or transactions without exposing identifiers or keys. Our plan also anticipates that we will use our core biometric algorithms to develop a security application that can be used for corporations (industrial uses, such as enterprise computer networks), as well as individuals (consumer uses, such as smart phones, tablets, or personal computers).

In August 2013, we commenced a pilot program with the Palm Bay, Florida Police Department to evaluate the potential implementation of our 3D FaceMatch® biometric facial recognition identification systems. The pilot program is expected to expand to include other law enforcement agencies connected to 3D-ID’s BioCloud™ to improve identification of previously enrolled (booked) individuals from multiple law enforcement agencies searching from a common 3D database. We have also hired a former law enforcement officer to assist with the marketing of these products. We were also invited and have recently demonstrated our products to the Department of Defense.

In addition, we recently announced a three year distribution and supply agreement for the distribution of the Company’s 3D facial recognition systems in India and Sri Lanka on an exclusive basis and in the Middle East and Singapore on a non-exclusive basis.

To date, our operations have been funded through sales of our common stock, an initial sale of our 3D facial recognition access control and identification products, advances from an officer, a loan from Connecticut Innovations, Inc., a quasi-state owned venture capital fund and exercises of common stock purchase warrants. Our financial statements contemplate the continuation of our business as a going concern. However, we are subject to the risks and uncertainties associated with an emerging business, as noted above we have no established source of capital, and we have incurred recurring losses from operations since inception.

Results of Operations

Three and six months ended June 30, 2014 compared with the three and six months ended June 30, 2013

Revenue. There were no revenues during the three and six months ended June 30, 2014 or the three and six months ended June 30, 2013. In May 2014, the Company started taking advance orders for the Wocket™ and deliveries are expected to commence in September 2014.

Operating Expenses. Operating expenses for the three months ended June 30, 2014 totaled $1,049,675 and consisted of research and development expenses of $259,847, selling expenses of $319,073 and general and administrative costs of $470,755. The research and development expenses primarily related to salaries and consulting services of approximately $179,632, as well as expenses of $75,326 for the development of the Company’s biometric wallet. Selling expenses consisted of $314,072 primarily for marketing consultants of $132,658 and advertising and promotion for the pre-orders for the Wocket™ of $166,509. General and administrative expenses for the period consisted of salaries of $86,097, legal, audit and accounting fees of approximately $88,475 and consulting fees for public relations of approximately $165,908. Also included is $110,000 in non-cash stock compensation to consultants and board members.

Operating expenses for the three months ended June 30, 2013 totaled $152,249 and consisted primarily of research and development expenses of $84,225 and general and administrative costs of $67,535. The research and development expenses mainly related to consulting services for the design and development of the Company’s biometric wallet. General and administrative expenses for the period consisted of salaries and payments to consultants for financial consulting and public relations. The increase in expenditure for the three months ended June 30, 2014 over the same period ended June 30, 2013 is due to the increased level of research and development activity relating to the development of the Company’s biometric wallet, improving and updating the Company’s 3D facial recognition system, increased professional fees relating to consultants, increased expenses related to being publicly listed and increased rent expenses.

Operating expenses for the six months ended June 30, 2014 totaled $1,559,806 and consisted of research and development expenses of $424,126, selling expenses of $377,603 and general and administrative costs of $758,077. The research and development expenses primarily related to salaries and consulting services of approximately $341,630, as well as materials of approximately $97,669 necessary for the design, development and manufacturing of the Company’s biometric wallet, and the reversal of an accrued royalty expense no longer owed by the Company in the amount of $35,000. Selling expenses consisted of $372,603 primarily for marketing consultants of $177,161 and advertising and promotion for the pre-orders for the Wocket™ of $166,509. General and administrative expenses for the period consisted of salaries of $185,597, legal, audit and accounting fees of approximately $159,475 and consulting fees for public relations of approximately $249,749. Also included is $144,000 in non-cash stock compensation to consultants and board members.

Operating expenses for the six months ended June 30, 2013 totaled $593,500 and consisted of research and development expenses of $262,007, selling costs of $5,489 and general and administrative costs of $326,004. The research and development expenses mainly related to the design and development of the Company’s biometric wallet, including payments of $125,000 to a subcontractor to provide manufacturing samples of the reprogrammable magnetic stripe for the Wocket™. General and administrative expenses for the period totaled $326,004. Of this amount, $75,500 was for salaries and $80,000 was for non-cash stock compensation to a board member and to consultants for marketing and public relations. The increase in expenditure for the six months ended June 30, 2014 over the same period ended June 30, 2013 is due to the increased level of research and development activity relating to the development of the Company’s biometric wallet, improving and updating the Company’s 3D facial recognition system, increased professional fees relating to consultants, increased expenses related to being publicly listed, the addition of sales staff for pre-sales of the Company’s products and increased rent expenses.

Net Loss. The net loss for the three months ended June 30, 2014 was $2,227,435 including inducement fee in connection with warrant exercise of $1,177,760. The net loss for the three months ended June 30, 2013 was $156,749, including $4,500 in interest expense for the loan to the Company from Connecticut Innovations. The net loss for the six months ended June 30, 2014 was $3,822,887, including $30,744 in interest expense from the loan to the Company from Connecticut Innovations, and an inducement fee in connection with warrant exercise of $1,177,760. Also included is the unrealized loss on change in fair value of derivatives liabilities that were initially recorded in connection with the issuance of a convertible note payable and warrants issued in the Company’s private placement in January 2014. During the six months ended June 30, 2014, the Company recorded an unrealized loss on the change in fair value of the derivative liabilities of $1,054,577. During the period, the note payable was converted into common stock and the Company successfully modified the terms of the warrants with each of the holders. As a result, no derivative liabilities exist as of June 30, 2014. The net loss for the six months ended June 30, 2013 was $601,750, including $8,250 in interest expense for the loan to the Company from Connecticut Innovations.

Liquidity and Capital Resources

Cash and Working Capital. We have incurred operating losses of $1,559,806 and $1,049,675 for the six and three months ended June 30, 2014, respectively. We have incurred net losses of $3,822,887 and $2,227,435 for the six and three months ended June 30, 2014, respectively. As of June 30, 2014, the Company had cash and stockholder’s equity of $588,179 and $513,779, respectively. As of June 30, 2014 the Company had working capital of $490,570.

Cash Used in Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. The timing of such payments is generally even throughout the year. Our vendors and subcontractors generally provide us with normal trade payment terms. During the six months ended June 30, 2014, net cash used in operating activities amounted to $1,664,554 comprised of net loss of $3,822,887, positive adjustments to reconcile net loss to net cash used in operating activities of $2,404,352 and changes in operating assets and liabilities of negative $246,019, compared to net cash used in operating activities for the six months ended June 30, 2013 of $304,435 comprised of a net loss of $601,750, positive adjustments to reconcile net loss to net cash used in operating activities of $80,198 and changes in operating assets and liabilities of $217,117.

Cash Used in Investing Activities. During the six months ended June 30, 2014, net cash used in investing activities amounted to $20,887 comprised of the purchases of equipment of $16,735 and changes in restricted cash of $4,152.

During the six months ended June 30, 2013, the Company used no cash for investing activities.

Cash Provided by Financing Activities. During the six months ended June 30, 2014, the Company received net proceeds of $1,969,994 from the issuance of common stock and warrants and the exercise of warrants.

During the six months ended June 30, 2013, the Company received the second and final tranche of a loan from Connecticut Innovations in the amount of $75,000. The Company also received an aggregate of $64,000 in cash advances from an officer of the Company and made aggregate repayments of $60,000. The advances are non-interest bearing and short-term in nature.

Sources of Liquidity. We are an early stage entity and incurred net losses of $3,822,887 during the six months ended June 30, 2014, which included an aggregate $2,404,352 of non-cash charges. As of June 30, 2014, the Company had working capital and stockholders’ equity of $490,570 and $513,779, respectively.

In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2014, the Company carried out an evaluation by the Company’s Chief Executive Officer, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of June 30, 2014 our disclosure controls and procedures were not effective.

As of June 30, 2014, we identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our Company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place) that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is subject to legal proceedings arising in the ordinary course of business. Such matters are subject to uncertainties and outcomes are not predictable with assurance. Management believes at this time that there are no ongoing matters that will have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between June 12, 2014 and June 17, 2014, the Company completed a private offering (the “Offering”) with a group of accredited investors who had previously participated in the Company’s private offering that occurred between December 30, 2013 and January 13, 2014 (the “Purchasers”) for total net proceeds to the Company of $4,000. Pursuant to a securities purchase agreement with the Purchasers, the Company issued to the Purchasers warrants (the “Warrants”) to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $3.00 per share. The Warrants are exercisable for a period of five years from the original issue date. The exercise price for the Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

The sale and the issuance of the Warrants were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). We made this determination based on the representations of each Purchaser which included, in pertinent part, that each such Purchaser was (a) an “accredited investor” within the meaning of Rule 501 of Regulation D or (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act and upon such further representations from each Purchaser that (i) such Purchaser is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) the Purchaser agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) the Purchaser has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (iv) the Purchaser had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) the Purchaser has no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

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

Nxt-ID, Inc.

Date August 8, 2014	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 8, 2014	By:	/s/ Gino M. Pereira
Gino M. Pereira
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

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

