Form 10-Q
period 2014-09-30
Nxt-ID, Inc.
filed 2014-11-19
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

n/a

(Former name, former address and former fiscal year, if changed since last report)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 12, 2014, there were 24,691,862 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets

Current Assets
Cash	$4,817,935	$303,626
Restricted cash	5,963	-
Inventory	32,619	6,533
Prepaid expenses	173,594	3,313
Total Current Assets	5,030,111	313,472

Property and equipment, net of accumulated depreciation of $3,975 and $684, respectively	36,898	7,734

Total Assets	$5,067,009	$321,206

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities
Accounts payable	$296,971	$244,094
Accrued expenses	20,223	135,017
Customer deposits	117,088	-
Convertible notes payable, net of discount of $0 and $26,755, respectively	-	123,245
Derivative liability - warrants	-	1,531,303
Conversion feature liability	-	118,940
Total Current Liabilities	434,282	2,152,599

Commitment and Contingencies

Stockholders’ Equity (Deficiency)
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 24,670,995 and 21,937,822 issued and outstanding, respectively	2,467	2,194
Additional paid-in capital (deficit)	11,339,769	(80,177)
Accumulated deficit	(6,709,509)	(1,753,410)

Total Stockholders’ Equity (Deficiency)	4,632,727	(1,831,393)

Total Liabilities and Stockholders’ Equity (Deficiency)	$5,067,009	$321,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

Revenues	$-	$-
Cost of goods sold	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	1,468,991	572,147
Selling and marketing	749,974	9,823
Research and development	887,180	432,361

Total Operating Expenses	3,106,145	1,014,331

Operating Loss	(3,106,145)	(1,014,331)

Other Expense
Interest and other expenses, net	(30,744)	(23,858)
Inducement expense	(2,212,538)	-
Unrealized gain (loss) on change in fair value of derivative liabilities	393,328	(37,560)
Total Other Expense	(1,849,954)	(61,418)

Net Loss	(4,956,099)	(1,075,749)

Net Loss Per Share – Basic and Diluted	$(0.22)	$(0.05)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	22,223,245	21,261,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30,
	2014	2013

Revenues	$-	$-
Cost of goods sold	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	710,914	246,143
Selling and marketing	372,371	4,334
Research and development	463,054	170,354

Total Operating Expenses	1,546,339	420,831

Operating Loss	(1,546,339)	(420,831)

Other Expense
Interest and other expenses, net	-	(13,967)
Inducement expense	(1,161,410)	-
Unrealized gain (loss) on change in fair value of derivative liabilities	-	(39,202)
Total Other Expense	(1,161,410)	(53,169)

Net Loss	(2,707,749)	(474,000)

Net Loss Per Share – Basic and Diluted	$(0.12)	$(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	22,640,024	21,568,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities
Net Loss	$(4,956,099)	$(1,075,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,291	297
Stock based compensation	554,225	255,400
Amortization of debt discount	26,755	11,109
Unrealized (gain) loss on change in fair value of derivative liabilities	(393,328)	37,560
Inducement fees	2,212,538	-
Changes in operating assets and liabilities:
Inventory	(26,086)	(4,073)
Prepaids	(170,281)	-
Accounts payable	50,935	200,174
Accrued expenses	(93,309)	45,726
Customer deposits	117,088	-
Total Adjustments	2,206,866	546,193
Net Cash Used in Operating Activities	(2,674,271)	(529,556)

Cash Flows from Investing Activities
Restricted cash	(5,963)	-
Purchase of equipment	(30,513)	(1,395)
Net Cash Used in Investing Activities	(36,476)	(1,395)

Cash Flows from Financing Activities
Proceeds received in connection with issuance of common stock and warrants, net	5,754,036	-
Proceeds received in connection with issuance of common stock, net	-	246,435
Proceeds received in connection with exercise of warrants	1,470,000	100,000
Proceeds received in connection with issuance of warrants	1,020	-
Proceeds from convertible notes payable	-	75,000
Proceeds from advances made by officer	-	64,000
Repayments of advances made by officer	-	(64,000)
Net Cash Provided by Financing Activities	7,225,056	421,435
Net Increase (Decrease) in Cash	4,514,309	(109,516)
Cash – Beginning of Period	303,626	135,820
Cash – End of Period	$4,817,935	$26,304

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Taxes	$-	$-
Non-cash financing activities:
Recognition of liability in connection with warrant issuance	$3,431,541	$-
Reclassification of warrant liability to additional paid-in capital in connection with warrant modification	$4,589,734	$-
Issuance of common stock in connection with conversion of note payable and accrued interest	$171,485	$44,966
Reclassification of conversion feature liability in connection with note conversion	$98,722	$-
Retirement of common stock by officers	$68	$-
Accrual of common shares to be issued for services	$-	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any future interim period. The condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 25, 2014.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Recent Events

The Company is an early stage company and incurred net losses of $4,956,099 during the nine months ended September 30, 2014, which included an aggregate $2,403,481 of non-cash adjustments to reconcile the Company’s net loss to net cash used in operating activities. As of September 30, 2014, the Company had working capital and stockholders’ equity of $4,595,829 and $4,632,727, respectively. During the nine months ended September 30, 2014, the Company raised net proceeds of $7,225,056 through the issuance of common stock and warrants and the exercise of warrants.

On September 15, 2014, the Company closed on an underwritten public offering of its common stock and warrants. The Company offered 2,127,273 shares of common stock and warrants to purchase 2,127,273 shares of common stock, at a combined price to the public of $2.75 per share and related warrant. The warrants are exercisable for a period of five (5) years beginning on September 15, 2014 at an exercise price of $3.288 per share. The Company received net proceeds of $4,954,042 from the public offering, after deducting the underwriting discount and other offering related expenses.

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

Inventory

Inventory consists principally of raw materials and is valued at the lower of cost or market with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value. As of September 30, 2014 inventory is comprised of $32,619 in raw materials on hand. In addition, as an early stage entity, the Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of September 30, 2014, $165,153 of prepayments made for inventory is included in prepaid expenses on the condensed consolidated balance sheet.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary Of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s 3D facial recognition and identification products are currently available for sale and the Company has begun accepting pre-orders on its Mobile Bio Wocket. The Company recognizes revenue in connection with the sale of these products when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. As of September 30, 2014, the Company has received $117,088 in customer deposits in connection with pre-orders of its Mobile Bio Wocket.

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

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 “Debt with

Conversion and Other Options.” The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt. See Note 4 below.

Debt Discount and amortization of debt discount

Debt discount represents the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt. The amortization of debt discount is included as a component of interest and other expenses, net in the accompanying statements of operations.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine the partnership/corporate tax returns for three years from the date of filing. The Company has filed all of its tax returns for the year ended December 31, 2013. As a result, the Company’s net operating loss carryovers will now be available to offset any future taxable income.

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests or becomes non-forfeitable. Non-employee stock-based compensation charges are amortized over the vesting period or as earned.

Net Loss per Share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities realizable from the exercise of 3,629,776 warrants as of September 30, 2014 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of September 30, 2013, potentially dilutive securities realizable from the conversion of the Company’s then outstanding note payable into 120,000 shares of common stock and the exercise of warrants for the purchase of 204,600 common shares were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge that would be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Convertible Notes Payable

On December 13, 2012, the Company received approval from Connecticut Innovations, Inc. (“CII”) for a Convertible Note (the “Note”) in the amount of $150,000. The Company received the first tranche of $75,000 on December 21, 2012 and the second tranche of $75,000 on January 31, 2013. The Note’s maturity date was December 21, 2014.

The Company received notice on February 11, 2014 from CII regarding converting its outstanding convertible note of $150,000, along with accrued interest of $21,485, into common stock at a 25% discount to the Company’s closing stock price on February 17, 2014. Since February 17, 2014 was a holiday, the Company used its closing stock price on February 18, 2014 to determine the number of shares issued to CII resulting from the conversion. The Company issued 55,497 shares in full relief of its outstanding debt and accrued interest of $171,485.

Since the Note was converted on February 18, 2014, the Company re-measured the conversion feature liability associated with the convertible note payable on that date. The Company recorded an unrealized gain on the change in the fair value of the conversion feature liability of $20,218 for the nine months ended September 30, 2014 (see Note 6 below) and reclassified the re-measured conversion feature of $98,722 to additional paid-in capital. Since the Note was converted, the remaining unamortized portion of the debt discount of $26,755 was expensed during the nine months ended September 30, 2014.

Note 5 - Stockholders' Equity

On January 13, 2014, the Company closed a “best efforts” private offering of $1,000,000 (the “Offering”) with a group of accredited investors (the “Purchasers”) and the Company exercised the oversubscription amount allowed in the Offering of $350,000, for total gross proceeds to the Company of $1,350,000 before deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the Purchasers (the “Purchase Agreement”), the Company issued to the Purchasers (i) 415,387 shares of the Company’s common stock, par value $0.0001 and (ii) warrants (the “Warrants”) to purchase 1,350,000 shares (the “Warrant Shares”) of the Company’s common stock at an exercise price of $3.25 per share. In connection with the Offering, 138,463 units were sold at the end of December 2013 and 276,924 units were sold in January 2014, all at $3.25 per unit. As a result, the Company received aggregate gross proceeds of $450,000 in December 2013 from the issuance of 138,463 shares of common stock and 450,000 Warrants, and the Company received $900,000 in January 2014 from the issuance of 276,924 shares of common stock and 900,000 Warrants. Costs incurred associated with the Offering in December 2013 and January 2014 were $56,820 and $100,006, respectively. In January 2014, the placement agent received 41,539 Warrants to purchase 41,539 shares of the Company’s common stock as fees.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Stockholders' Equity (continued)

The Warrants are exercisable for a period of five (5) years from the original issue date. The initial exercise price with respect to the Warrants was $3.25 per share. On the date of issuance, the Warrants were recognized as derivative liabilities as they did not have fixed settlement provisions because their exercise prices could be lowered if the Company was to issue securities at a lower price in the future. As a result, the Company recorded $3,431,541 as derivative liability warrants on the condensed consolidated balance sheet on January 13, 2014.

On February 21, 2014, the Company amended the terms of the 1,391,539 Warrants issued in the Offering as compensation to the placement agent to eliminate the anti-dilution provision and to lower the exercise price of the Warrants from $3.25 to $3.00. As a result of the Warrant modifications, the Company re-measured the Warrant liability on the modification date and recorded an unrealized gain on derivative liabilities of $448,072 and reclassified the aggregate re-measured value of the Warrants of $4,514,772 to additional paid-in capital. See Note 6 below.

On various dates, during the nine months ended September 30, 2014, the Company received gross proceeds of $1,500,000 in connection with the exercise of 500,000 warrants into 500,000 shares of common stock at an exercise price of $3.00 per share, net of fees paid upon the exercise of the warrants issued in the Offering per the terms of the underwriter agreement of $30,000. Upon exercise, pursuant to the Purchase Agreement, the Company’s Founders cancelled a corresponding number of shares for each Warrant Share issued. As a result, the Founders retired 400,000 shares of common stock.

From June 12, 2014 to June 17, 2014, the Company conducted a private offering with a group of accredited investors (the “June Purchasers”) who had previously participated in the Offering that occurred between December 30, 2013 and January 13, 2014 (as discussed in this Note 5). Pursuant to a securities purchase agreement with the Purchasers, the Company issued to the June Purchasers warrants (the “June Warrants”) to purchase an aggregate of 400,000 shares (the “June Shares”) of the Company’s common stock at an exercise price of $3.00 per share. The June Warrants are exercisable for a period of five (5) years from the original issue date. The exercise price for the June Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

In connection with the issuance of the June Warrants, the Company entered into a registration rights agreement with the June Purchasers pursuant to which the Company agreed to register the Shares and the shares of the common stock underlying the June Warrants (the “June Registrable Securities”) on a Form S-1 registration statement (the “June Registration Statement”) to be filed with the SEC ninety (90) days following the completion of an underwritten public offering (the “Filing Date”) and to cause the June Registration Statement to be declared effective under the Securities Act within ninety (90) days following the Filing Date (the “Required Effective Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date of December 15, 2014, the Company is required to pay partial liquidated damages to each June Purchaser in the amount equal to two percent (2%) for the purchase price paid for the June Warrants then owned by such June Purchaser for each 30-day period for which the Company is non-compliant.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Stockholders' Equity (continued)

On August 21, 2014, pursuant to a securities purchase agreement with two (2) Purchasers (the “August Purchasers”) who had previously participated in the Offering that occurred between December 30, 2013 and January 13, 2014 (as discussed in this Note 5), the Company issued to the August Purchasers warrants (the “August Warrants”) to purchase an aggregate of 100,000 shares (the “August Shares”) of the Company’s common stock at an exercise price of $3.00 per share. The August Warrants are exercisable for a period of five (5) years from the original issue date. The exercise price for the August Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers, or other corporate changes and dilutive issuances.

In connection with the issuance of the August Warrants, the Company entered into a registration rights agreement with the August Purchasers pursuant to which the Company agreed to register the August Shares and the shares of the common stock underlying the August Warrants (the “August Registrable Securities”) on a Form S-1 registration statement (the August Registration Statement”) to be filed with the SEC ninety (90) days following the Filing Date and to cause the August Registration Statement to be declared effective under the Securities Act by the Required Effective Date.

If the August Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages to each August Purchaser in the amount equal to two percent 2% for the purchase price paid for the August Warrants then owned by such August Purchaser for each 30-day period for which the Company is non-compliant.

The Company determined that the effect of the issuance of the 500,000 warrants was to induce the Purchasers to exercise warrants previously issued to them in the Offering. As a result, the Company recorded an inducement expense of $1,262,038 and $210,940 for the nine and three months ended September 30, 2014, respectively.

On September 15, 2014, the Company closed on an underwritten public offering of its common stock and warrants. The Company offered 2,127,273 shares of common stock and warrants to purchase 2,127,273 shares of common stock, at a combined price to the public of $2.75 per share and related warrant. The warrants are exercisable for a period of five (5) years beginning on September 15, 2014 at an exercisable price of $3.288 per share. The Company received net proceeds of $4,954,042 from the public offering, after deducting the underwriting discount and other offering related expenses.

In connection with the underwritten public offering of the Company’s common stock and warrants on September 15, 2014, the Company was required to obtain a waiver and consent from the investors in the January 13, 2014 private offering in order to conduct the public offering at a price of $2.75 per share and warrant. As a result, on September 10, 2014, the Company issued the majority investors in the January 13, 2014 private offering, 261,131 unregistered shares of common stock and reduced the exercise price on the outstanding Warrants, June Warrants, and August Warrants from $3.00 to $2.00 per share of common stock for all of the investors. During the three months ended September 30, 2014, the Company recorded additional inducement expense of $718,110 and $232,360 related to the issuance of unregistered shares of common stock to the majority investors and the modification of the warrant exercise price, respectively.

The following table summarizes the Company's warrants outstanding at September 30, 2014:

Warrants outstanding and exercisable			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding at December 31, 2013	454,600	$3.23	4.97	$351,300
Issued	3,675,176	2.79	4.76
Exercised	(500,000)	3.00	-
Cancelled	-	-	-
Outstanding at September 30, 2014	3,629,776	$2.80	4.76	$786,438
Exercisable at September 30, 2014	3,629,776	$2.80	4.76	$786,438

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 2,193,782 at January 1, 2014. During the nine and three months ended September 30, 2014, the Company issued 10,943 and 5,859 restricted shares, respectively, under the plan to three non-executive directors with an aggregate fair value of $35,000 and $15,000, respectively. For the nine months ended September 30, 2014, the Company issued 65,830 shares of common stock with an aggregate fair value of $244,000 to consultants for services rendered to the Company. In addition, the Company issued 112,500 shares of common stock with an aggregate fair value of $275,225 to certain of its employees during the nine months ended September 30, 2014.

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

The conversion feature embedded within the Company’s convertible notes payable and the warrants issued in connection with the Offering (as defined in Note 5 above) did not have fixed settlement provisions on the dates they were initially issued because the conversion and exercises prices could have been lowered if the Company would have issued securities at lower prices before conversion.

The derivative liabilities were valued using the Black-Scholes option valuation model and the following weighted average assumptions on the following dates:

	February 21, 2014	February 18, 2014	January 13, 2014
Embedded Conversion Feature and Warrant Liability:
Risk-free interest rate	1.52%	.10%	1.60%
Expected volatility	105.36%	105.36%	123.54%
Expected life (in years)	4.88	.75	5.00
Expected dividend yield	-	-	-
Number of shares	1,391,539	55,497	941,539
Fair value	$4,514,772	$98,722	$3,431,541

The risk-free interest rate was based on rates established by the Federal Reserve. Since the Company’s common stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The expected life of the conversion feature was determined by the maturity date of the Note (as defined in Note 4) and the expected life of the Warrants was determined by their expiration dates. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock and does not expect to pay dividends on its common stock in the future.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Derivative liabilities (continued)

Fair Value Measurement

Valuation Hierarchy

ASC 820, “Fair Value Measurements and Disclosures,” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company had no liabilities carried at fair value measured on a recurring basis as of September 30, 2014.

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

Level 3 Valuation Techniques

Level 3 financial liabilities consisted of the conversion feature liability and common stock purchase warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. As of September 30, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Derivative liabilities (continued)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the	For the	For the
	Nine Months	Nine Months	Three Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2014	2013	2013
Beginning liability balance	$1,650,243	$-	$43,324
Recognition of derivative value in equity	3,356,579	-	-
Recognition of conversion feature liability	-	44,966	-
Net unrealized gain on derivative liabilities in equity	(373,110)	-	-
Net unrealized (gain) loss on conversion feature liabilities	(20,218)	37,560	39,202
Adjustment to additional paid-in capital upon conversion and modification	(4,613,494)	-	-
	$-	$82,526	$82,526

The Company held no Level 3 financial instruments at September 30, 2014 or in the three months then ended.

Note 7 - Commitments and Contingencies

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

Commitments

In October 2012, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash retainer of $5,000 and to issue the consultant shares of common stock per month with a fair value of $10,000 as compensation for services provided. In addition to the monthly retainer, the consultant is to be reimbursed for other expenses incurred in connection with certain marketing events The Company entered into a new agreement with this consultant on November 1, 2013 for a period of six (6) months and agreed to pay the consultant a monthly cash retainer of $5,000. On July 1, 2014, the Company entered into a new twelve (12) month agreement with the consultant. The Company agreed to pay the consultant a monthly cash retainer of $5,000 and to issue the consultant shares of common stock per month with a fair value of $10,000 as compensation for services provided. During the nine and three months ended September 30, 2014, the Company paid the consultant $247,502 and $84,735, respectively pursuant to this agreement. Also during the nine and three months ended September 30, 2014, 10,410 and 7,965 shares of common stock, respectively, were paid to the consultant as compensation for services provided with a fair value of $40,000 and $30,000, respectively. During the nine and three months ended September 30, 2013, 165,744 and 45,744 shares of common stock, were paid to the consultant as compensation for services provided with a fair value of $90,000 and $60,000, respectively.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Commitments and Contingencies (continued)

On September 12, 2014, the Company entered into a lease agreement for office space in Oxford, Connecticut. The term of the lease is for two (2) years with a monthly rent of $2,300 in the first year, increasing to $2,450 per month in the second year. On October 3, 2014, the Company entered into a lease agreement for warehouse space in Melbourne, Florida. The lease term commences on January 1, 2015. The term of the lease is for three (3) years with a monthly rent amount of $6,365 which includes the base rent, an escrow for taxes and insurance, common area maintenance charges and applicable sale tax. The Company incurred rent expense of $13,842 and $3,819 for the nine and three months ended September 30, 2014, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2014 (remaining)	$11,866
2015	124,698
2016	121,106
2017	87,043
Total future lease obligations	$344,713

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

On July 3, 2014, the Company entered into a purchase commitment with a certain vendor for an aggregate amount of $696,500. The purchase commitment calls for monthly deliveries through February 1, 2015. As of September 30, 2014, the Company has paid $41,790 towards this purchase commitment.

On September 24, 2014, the Company entered into a private label distribution agreement with a company specializing in facial recognition technology and the agreement is for five (5) years and is renewable by mutual consent. The Company has agreed to pay a royalty of twenty percent (20%) on the net sales incorporating this technology subject to a monthly minimum royalty of $5,000.

On October 13, 2014, the Company entered into an agreement with a sales and marketing group to provide consulting services including the development and execution of a strategic market plan for the Wocket™. The term of the agreement is for fifteen months and the fee for services is $250,000. The agreement calls for the total payment to be made in three installments. The Company paid $125,000 upon execution of the agreement.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Commitments and Contingencies – (continued)

Effective October 1, 2012, Nxt-ID entered into an employment agreement with its Chief Executive Officer. The employment agreement provides for:

•	An initial term of three (3) years beginning on October 1, 2012.

•	An initial base salary of $150,000 per year. In January 2014, upon the successful completion of the MobileWocket prototype, the salary was increased to $300,000 in accordance with the agreement.

•	Payment of all necessary and reasonable out-of-pocket expenses incurred by the executive in the performance of his duties under the agreement.

•	Eligibility to participate in bonus or incentive compensation plans that may be established by the board of directors from time to time applicable to the executive's services.

•

Eligibility to receive equity awards as determined by the board of directors, or a committee of the board of directors, composed in compliance with the corporate governance standards of any applicable listing exchange.

Note 8 - Subsequent Events

On October 1, 2014 and October 15, 2014, the Company issued 11,718 shares and 5,000 shares, respectively, of its common stock for the payment of services with an aggregate grant date fair market value of $43,250 for both issuances.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the nine and three months ended September 30, 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

Nxt-ID, Inc. (the “Company”) is a Delaware corporation formed on February 8, 2012. We were initially known as Trylon Governmental Systems, Inc. We changed our name to Nxt-ID, Inc. on June 25, 2012 to reflect our primary focus on our growing biometric identification, m-commerce and secure mobile platforms.

On June 25, 2012, the Company acquired 100% of the membership interests in 3D-ID LLC (“3D-ID”), a limited liability company formed in Florida in February 2011 and owned by the Company’s founders. By acquiring 3D-ID, the Company gained the rights to a portfolio of patented technology in the field of three-dimensional facial recognition and imaging including 3D facial recognition products for access control, law enforcement and travel and immigration.  3D-ID was an early stage company engaged in the design, research and development, integration, analysis, modeling, system networking, sales and support of intelligent surveillance, three-dimensional facial recognition and three-dimensional imaging devices and systems primarily for identification and access control in the security industries. Since the Company’s acquisition of 3D-ID was a transaction between entities under common control in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”, Nxt-ID recognized the net assets of 3D-ID at their carrying amounts in the accounts of Nxt-ID on the date that 3D-ID was organized, February 14, 2011.

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

Results of Operations

Comparison of nine and three months ended September 30, 2014 and September 30, 2013

Revenue. There were no revenues during the nine and three months ended September 30, 2014 or the nine and three months ended September 30, 2013. In May 2014, the Company started taking advance orders for the Wocket™ and deliveries of the product are expected to commence in the latter part of the fourth quarter of 2014.

Operating Expenses. Operating expenses for the nine months ended September 30, 2014 totaled $3,106,145 and consisted of research and development expenses of $887,180, selling and marketing expenses of $749,974 and general and administrative expenses of $1,468,991. The research and development expenses related primarily to salaries and consulting services of $546,436, as well as materials including prototypes of $280,131 necessary for the design, development and manufacturing of the Company’s biometric wallet. Selling and marketing expenses consisted of $749,974 primarily for marketing consultants of $158,263 and advertising and promotion for the pre-orders for the Wocket™ of $318,613. General and administrative expenses for the period consisted of salaries of $258,232, legal, audit and accounting fees of $187,722 and consulting fees for public relations of $383,553. Also included is $554,225 in non-cash stock compensation to consultants, employees and board members.

Operating expenses for the nine months ended September 30, 2013 totaled $1,014,331 and consisted of research and development expenses of $432,361, selling and marketing expenses of $9,823 and general and administrative expenses of $572,147. The research and development expenses mainly related to the design and development of the Company’s biometric wallet, including payments of $125,000 to a subcontractor to provide manufacturing samples of the reprogrammable magnetic stripe for the Wocket™, non-cash incentive stock compensation to non-executive employees of $100,000 and salaries of $190,000. General and administrative expenses for the period totaled $527,147. Of this amount, $113,000 was for salaries, $155,400 in non-cash stock compensation to consultants for marketing and public relations and a board member and approximately $130,000 for professional fees. The increase in expenditures for the nine months ended September 30, 2014 over the same period ended September 30, 2013 is due to the increased level of research and development activity relating to the development of the Company’s biometric wallet, improving and updating the Company’s 3D facial recognition system, increased professional fees relating to consultants, increased expenses related to being publicly listed, the addition of sales staff for pre-sales of the Company’s products and increased rent expenses.

Operating expenses for the three months ended September 30, 2014 totaled $1,546,339 and consisted of research and development expenses of $463,054, selling and marketing expenses of $372,371 and general and administrative expenses of $710,914. The research and development expenses related primarily to salaries and consulting services of $204,806, as well as materials including prototypes of $181,213 for the development of the Company’s biometric wallet. Selling and marketing expenses consisted of $372,371 primarily for marketing consultants of $98,909 and advertising and promotion for the pre-orders for the Wocket™ of $212,104. General and administrative expenses for the period consisted of salaries of $92,635, and consulting fees for public relations of approximately $165,685. Also included is $410,225 in non-cash stock compensation to consultants, employees and board members.

Operating expenses for the three months ended September 30, 2013 totaled $420,831 and consisted primarily of research and development expenses of $170,354 and general and administrative expenses of $246,143. The research and development expenses mainly related to consulting services for the design and development of the Company’s biometric wallet of approximately $61,000 and a non-cash incentive stock based compensation to non-executive employees of $100,000. General and administrative expenses for the period consisted of salaries and payments to consultants for financial consulting and public relations. This included $110,400 in non-cash stock compensation to consultants and a board member. The increase in expenditures for the three months ended September 30, 2014 over the same period ended September 30, 2013 is due to the increased level of research and development activity relating to the development of the Company’s biometric wallet, improving and updating the Company’s 3D facial recognition system, increased professional fees relating to consultants, increased expenses related to being publicly listed and increased rent expenses.

Net Loss. The net loss for the nine months ended September 30, 2014 was $4,956,099, including $30,744 in interest expense from the loan to the Company from Connecticut Innovations, and inducement expenses of $2,212,538 related to warrant exercises, a modification of the exercise price of certain warrants, and the issuance of unregistered shares of common stock. Also included is the unrealized gain on change in fair value of derivatives liabilities of $393,328 that was initially recorded in connection with the issuance of a convertible note payable and warrants issued in the Company’s private placement in January 2014. During the period, the note payable was converted into common stock and the Company successfully modified the terms of the warrants with each of the holders. As a result, no derivative liabilities exist as of September 30, 2014. The net loss for the nine months ended September 30, 2013 was $1,075,749, including $37,560 of unrealized loss on the change in fair value of derivative liabilities and $12,550 in interest expense for the loan to the Company from Connecticut Innovations. The net loss for the three months ended September 30, 2014 was $2,707,749 including inducement expenses of $1,161,410 related to a warrant exercise, a modification of the exercise price of certain warrants, and the issuance of unregistered shares of common stock. The net loss for the three months ended September 30, 2013 was $474,000, including $39,202 of unrealized loss on the change in fair value of derivative liabilities, $4,500 in interest expense for the loan to the Company from Connecticut Innovations, Inc. and $9,467 in amortization of debt discount.

Liquidity and Capital Resources

We are an early stage entity and incurred net losses of $4,956,099 and $2,707,749 during the nine and three months ended September 30, 2014, respectively (which the nine months total included an aggregate $2,403,481 of non-cash adjustments to reconcile the Company’s net loss to net cash used in operating activities). As of September 30, 2014, the Company had working capital and stockholders’ equity of $4,595,829 and $4,632,727, respectively. As of September 30, 2014, the Company had cash of $4,817,935. We have incurred operating losses of $3,106,145 and $1,546,339 for the nine and three months ended September 30, 2014, respectively.

Cash Used in Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees.  Our vendors and subcontractors generally provide us with normal trade payment terms. During the nine months ended September 30, 2014, net cash used in operating activities amounted to $2,674,271 comprised of net loss of $4,956,099, positive adjustments to reconcile net loss to net cash used in operating activities of $2,403,481 and changes in operating assets and liabilities of negative $121,653, compared to net cash used in operating activities for the nine months ended September 30, 2013 of $529,556 comprised of a net loss of $1,075,749, positive adjustments to reconcile net loss to net cash used in operating activities of $304,366 and changes in operating assets and liabilities of $241,827.

Cash Used in Investing Activities. During the nine months ended September 30, 2014, net cash used in investing activities amounted to $36,476 and was comprised of the purchases of equipment of $30,513 and changes in restricted cash of $5,963. During the nine months ended September 30, 2013, net cash used in investing activities amounted to $1,395 and was totally related to the purchases of equipment.

Cash Provided by Financing Activities. During the nine months ended September 30, 2014, the Company received net proceeds of $7,225,056 from the issuance of common stock and warrants and the exercise of warrants.

During the nine months ended September 30, 2013, the Company received $346,435 from the issuance of common stock and warrants and the exercise of warrants. In addition, the Company received the second and final tranche of a loan from Connecticut Innovations in the amount of $75,000. The Company also received an aggregate of $64,000 in cash advances from an officer of the Company and made aggregate repayments of $64,000. The advances are non-interest bearing and short-term in nature.

On September 15, 2014, the Company closed on an underwritten public offering of its common stock and warrants. The Company offered 2,127,273 shares of common stock and 2,127,273 warrants to purchases shares of common stock, at a combined price to the public of $2.75 per share and related warrant. The warrants are exercisable for a period of five (5) years beginning on September 15, 2014 at an exercisable price of $3.288 per share. The Company received net proceeds of $4,954,042 from the public offering, after deducting the underwriting discount and other offering related expenses.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 with early adoption not permitted. The amendments may be applied retrospectively to each period presented or with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating ASU 2014-09.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), amending FASB Accounting Standards Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating ASU 2014-15 and does not anticipate a material impact on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2014, the Company carried out an evaluation by the Company’s Chief Executive Officer (who for nearly the entire quarter ending September 30, 2014 was also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of September 30, 2014 our disclosure controls and procedures were not effective.

As of September 30, 2014, we identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions.  Management has recently hired a Chief Financial Officer with significant experience to help address this situation.  Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 21, 2014, pursuant to a securities purchase agreement with two (2) Purchasers (the “August Purchasers”) who had previously participated in the Offering that occurred between December 30, 2013 and January 13, 2014 (as discussed in Note 5 to the condensed consolidated financial statements herein), the Company issued to the August Purchasers warrants (the “August Warrants”) to purchase an aggregate of 100,000 shares (the “August Shares”) of the Company’s common stock at an exercise price of $3.00 per share. The August Warrants are exercisable for a period of five (5) years from the original issue date. The exercise price for the August Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers, or other corporate changes and dilutive issuances.

The sale and the issuance of the August Warrants were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”).  We made this determination based on the representations of each August Purchaser which included, in pertinent part, that each such August Purchaser was (a) an “accredited investor” within the meaning of Rule 501 of Regulation D or (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act and upon such further representations from each Purchaser that (i) such August Purchaser is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) the August Purchaser agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) the August Purchaser has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (iv) the August Purchaser had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) the August Purchaser has no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxt-ID, Inc.

Date November 19, 2014	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 19, 2014	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

