Form 10-Q/A
period 2014-03-31
Nxt-ID, Inc.
filed 2014-11-26
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of May 13, 2014, there were 22,008,275 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

EXPLANATORY NOTE

Nxt-ID, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended March 31, 2014, originally filed on May 14, 2014 (the “Original Filing”).

Background to the Restatement

During the preparation of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2014, The Company and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) identified an accounting error in the condensed consolidated financial statements as of March 31, 2014.

The Company and the Audit Committee determined that it was necessary to correct the accounting error for certain warrants as presented within the statement of operations along with a corresponding impact on the Company’s condensed consolidated financial statements for the period ended March 31, 2014.  Such impact on the Company’s condensed consolidated financial statements for the period ended March 31, 2014 resulted in a net loss for the three months ended March 31, 2014 of $138,369 compared to the previously reported loss of $1,605,709.

The non-cash adjustment primarily relates to the February 2014 determination of the fair value of derivatives associated with the Company’s warrants issued in December 2013 and January 2014. The change in fair value of derivatives, reported in the Original Filing as an unrealized loss of $1,054,577 for the three months ended March 31, 2014, has been amended and restated to an unrealized gain of $412,763 as a result of the corrected valuation. The net loss for the three months ended March 31, 2014, decreased due to the recognition of gain on the change in the value of derivative liabilities noted above. Total assets, total liabilities and total stockholders’ equity at March 31, 2014 were unchanged as a result. Further, cash flows including cash flows from operating activities for the three months ended March 31, 2014 were also unchanged. This error did not impact the Company’s results of operations or our financial position as of or for any period prior to January 1, 2014.

Effects of Restatement

This Amendment amends and restates Item 1 (Financial Statements) and Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of the Original Filing, as necessary based on the restatement of the Company’s condensed consolidated financial statements. Additionally, this Amendment replaces the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 and 406T of Regulation S-T, that were initially filed on the Original Filing.  As required pursuant to the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above or the specific events of a later date as disclosed in Item 2, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof.   Accordingly, this Amendment should be read in conjunction with the Original Filing.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets

Current Assets
Cash	$338,177	$303,626
Inventory	29,468	6,533
Prepaid expenses	3,313	3,313
Total Current Assets	370,958	313,472

Property and equipment, net of accumulated depreciation of $1,105 and $684, respectively	9,308	7,734

Total Assets	$380,266	$321,206

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities
Accounts payable	$81,912	$244,094
Accrued expenses	25,157	135,017
Convertible notes payable, net of discount of $0 and $26,755, respectively	-	123,245
Derivative liability – warrants	-	1,531,303
Conversion feature liability	-	118,940
Total Current Liabilities	107,069	2,152,599

Commitment and Contingencies

Stockholders’ Equity (Deficiency)
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 22,001,345 and 21,937,822 issued and outstanding, respectively	2,200	2,194
Additional paid-in capital (deficit)	2,162,776	(80,177)
Accumulated deficit	(1,891,779)	(1,753,410)

Total Stockholders’ Equity (Deficiency)	273,197	(1,831,393)

Total Liabilities and Stockholders’ Equity (Deficiency)	$380,266	$321,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Revenues	$-	$-
Cost of goods sold	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	295,926	258,468
Selling and marketing	60,184	5,000
Research and development	164,278	177,783

Total Operating Expenses	520,388	441,251

Operating Loss	(520,388)	(441,251)

Other Expense
Interest expense	(30,744)	(3,750)
Unrealized gain on change in fair value of derivative liabilities	412,763	-
Total Other Income (Expense)	382,019	(3,750)

Net Loss	(138,369)	(445,001)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	21,967,617	20,971,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Cash Flows from Operating Activities
Net Loss	$(138,369)	$(445,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	421	99
Stock based compensation	34,000	45,000
Amortization of debt discount	26,755	-
Unrealized gain on change in fair value of derivative liabilities	(412,763)	-
Changes in operating assets and liabilities:
Inventory	(22,935)	-
Accounts payable	(162,182)	116,905
Accrued expenses	(88,375)	-
Total Adjustments	(625,079)	162,004
Net Cash Used in Operating Activities	(763,448)	(282,997)

Cash Flows from Investing Activities
Purchase of equipment	(1,995)	-
Net Cash Used in Investing Activities	(1,995)	-

Cash Flows from Financing Activities
Proceeds received in connection with issuance of common stock and warrants, net	799,994	-
Proceeds received in connection with issuance of common stock, net	-	51,000
Proceeds from convertible notes payable	-	75,000
Proceeds from advances made by officer	-	25,000
Net Cash Provided by Financing Activities	799,994	151,000
Net Increase (Decrease) in Cash	34,551	(131,997)
Cash – Beginning of Period	303,626	135,820
Cash – End of Period	$338,177	$3,823

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Taxes	$-	$-
Non-cash financing activities:
Recognition of liability in connection with warrant issuance	$3,450,976	$-
Reclassification of warrant liability to additional paid-in capital in connection with warrant modification	$4,589,734	$-
Issuance of common stock in connection with conversion of note payable and accrued interest	$171,485	$-
Reclassification of conversion feature liability in connection with note conversion	$98,722	$-
Retirement of common stock by officers	$28	$-

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

Note 2 - Restatement

The condensed consolidated financial statements as of March 31, 2014 and for the three months then ended have been amended and restated to correct errors in the accounting for warrants included in the financial statements and footnotes.

The adjustments primarily relate to the February 2014 determination of the fair value of derivatives associated with the Company’s warrants issued in December 2013 and January 2014. The change in fair value of derivatives, originally reported as an unrealized loss of $1,054,577 for the three months ended March 31, 2014, has been amended and restated to an unrealized gain of $412,763 as a result of the corrected valuation of the Warrants as defined in Note 7 below, resulting in a gain of $392,545 instead of the previously reported loss of $1,074,795. Net loss for the three months ended March 31, 2014, went from $1,605,709 to $138,369 due to the error correction. Total assets, total liabilities and total stockholders’ equity at March 31, 2014 were unchanged as a result. Cash flows including cash flows from operating activities for the three months ended March 31, 2014 were also unchanged. This error did not impact our results of operations or our financial position as of or for any period through January 1, 2014.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Going Concern and Management Plans

The Company is an early stage entity and incurred operating losses of $520,388 and net losses of $138,369 during the three months ended March 31, 2014. As of March 31, 2014 the Company had working capital and stockholders’ equity of $263,889 and $273,197, respectively. During the three months ended March 31, 2014, the Company raised net proceeds of $799,994 through the issuance of common stock and warrants.

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

Note 4 - Summary Of Significant Accounting Policies

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

Inventory

Inventory consists principally of raw materials and is valued at the lower of cost or market with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value. As of March 31, 2014 inventory is comprised of $29,468 in raw materials on hand.

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

(Unaudited)

Note 4 - Summary Of Significant Accounting Policies (continued)

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

Debt discount and amortization of debt discount

Debt discount represents the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt. The amortization of debt discount is included as a component of interest expense in the accompanying statements of operations.

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

(Unaudited)

Note 4 - Summary Of Significant Accounting Policies (continued)

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

The Company received notice on February 11, 2014 from CII regarding converting their outstanding convertible note of $150,000, along with accrued interest of $21,485, into common stock at a 25% discount to the Company’s closing stock price on February 17, 2014. Since February 17, 2014 was a holiday the Company used its closing stock price on February 18, 2014 to determine the number of shares issued to CII resulting from the conversion. The Company issued 55,497 shares in full relief of its outstanding debt and accrued interest of $171,485.

Since the Note was converted on February 18, 2014, the Company re-measured the conversion feature liability associated with the convertible note payable on that date. The Company recorded an unrealized gain on the change in the fair value of the conversion feature liability of $20,218 for the three months ended March 31, 2014 (See Note 7) and reclassified the re-measured conversion feature of $98,722 to additional paid-in capital. Since the Note was converted the remaining unamortized portion of the debt discount of $26,755 was expensed during the three months ended March 31, 2014.

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

The Warrants are exercisable for a period of five (5) years from the original issue date. The initial exercise price with respect to the Warrants was $3.25 per share. On the date of issuance, the warrants were recognized as derivative liabilities as they did not have fixed settlement provisions because their exercise prices could be lowered if the Company was to issue securities at a lower price in the future. As a result, the Company recorded $3,450,976 as derivative liability-warrants on the condensed consolidated balance sheet on January 13, 2014.

On February 21, 2014, the Company amended the terms of the 1,391,539 warrants issued in the offering to eliminate the anti-dilution provision and to lower the exercise price of the warrants from $3.25 to $3.00. As a result of the warrant modifications, the Company re-measured the warrant liability on the modification date and recorded an unrealized gain on derivative liabilities of $392,545 and reclassified the aggregate re-measured value of the warrants of $4,589,734 to additional paid-in capital. See Note 6.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders' Equity (continued)

The following table summarizes the Company's warrants outstanding and exercisable at March 31, 2014:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at December 31, 2013	454,600	$3.23	4.97	$351,300
Issued in connection with offering	941,539	3.00	4.79
Exercised	–	–	–
Cancelled	–	–	–
Outstanding at March 31, 2014	1,396,139	$2.99	4.78	$1,349,493

Exercisable at March 31, 2014	1,396,139	$2.99	4.78	$1,349,493

On January 4, 2013, a majority the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 2,193,782 at January 1, 2014. During the three months ended March 31, 2014, the Company issued 2,526 restricted shares under the plan to two non-executive directors with an aggregate fair value of $10,000. For the three months ended March 31, 2014, the Company issued 5,500 shares of common stock with an aggregate fair value of $24,000 to consultants for services rendered to the Company.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivative liabilities (continued)

The derivative liabilities were valued using the Black-Scholes option valuation model and the following weighted average assumptions on the following dates:

	February 21, 2014	February 18, 2014	January 13, 2014
Embedded Conversion Feature and Warrant Liability:
Risk-free interest rate	1.52%	.10%	1.60%
Expected volatility	105.36%	105.36%	123.54%
Expected life (in years)	4.88	0.75	5.00
Expected dividend yield	–	–	–
Number of shares	1,391,539	55,497	941,539
Fair value	$4,589,734	$98,722	$3,450,976

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

Fair Value Measurement

Valuation Hierarchy

ASC 820, “Fair Value Measurements and Disclosures,” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company had no liabilities carried at fair value measured on a recurring basis as of March 31, 2014.

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Three Months Ended
March 31, 2014
Beginning liability balance	$1,650,243
Recognition of derivative value in equity	3,450,976
Net unrealized gain on derivative liabilities in equity	(392,545)
Net unrealized gain on conversion feature liabilities	(20,218)
Adjustment to additional paid-in capital upon conversion and modification	(4,688,456)
Ending balance	$–

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and Contingencies (continued)

Commitments

In October 2012, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash fee of $5,000 and to issue the consultant shares of common stock per month with a fair value of $10,000 as compensation for services provided. The Company entered into a new agreement with this consultant on November 1, 2013 for a period of six months and agreed to pay the consultant a monthly cash fee of $5,000. During the three months ended March 31, 2014 the Company paid the consultant $15,000 pursuant to this agreement. During the quarter ended March 31, 2013, 120,000 shares of common stock with a fair value of $30,000 as compensation for services provided from January 1, 2013, to March 31, 2013, were issued.

The Company incurred rent expense of $2,427 and $0 for the three months ended March 31, 2014 and 2013, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2014 (remaining)	$13,250
2015	20,273
2016	20,881
2017	7,028
Total future lease obligations	$61,432

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

On various dates, during the six months ended June 30, 2014, the Company received gross proceeds of $1,200,000 in connection with the exercise of 400,000 warrants into 400,000 shares of common stock at an exercise price of $3.00 per share, net of fees to be paid upon the exercise of the warrants issued in the Offering per the term of the underwriter agreement of $30,000. Upon exercise, pursuant to the Purchase Agreement, the Company’s Founders cancelled a corresponding number of shares for each Warrant Share issued. As a result, the Founders retired 400,000 shares of common stock. As a result, the Company recorded an inducement expense of $1,051,128 in the three months ended June 30, 2014. On August 21, 2014, the Company received proceeds of $300,000 in connection with the exercise of 100,000 warrants into 100,000 shares of common stock at an exercise price of $3.00 per share. The Company determined that the effect of the issuance of the 500,000 warrants was to induce the Purchasers to exercise warrants previously issued to them in the Offering. As a result, the Company recorded an inducement expense of $210,940 for the three months ended September 30, 2014.

In connection with the underwritten public offering of the Company’s common stock and warrants on September 15, 2014, the Company was required to obtain a waiver and consent from the investors in the January 13, 2014 private offering in order to conduct the public offering at a price of $2.75 per share and warrant. As a result, on September 10, 2014, the Company issued the majority investors in the January 13, 2014 private offering, 261,131 unregistered shares of common stock and reduced the exercise price on the outstanding warrants from $3.00 to $2.00 per share of common stock for all of the investors. During the three months ended September 30, 2014, the Company recorded additional inducement expense of $718,110 and $232,360 related to the issuance of unregistered shares of common stock to the majority investors and the modification of the warrant exercise price, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

Results of Operations

Comparison of three months ended March 31, 2014 and March 31, 2013

Revenue. There were no revenues during the three months ended March 31, 2014 or the three months ended March 31, 2013.

Operating Expenses. Operating expenses for the three months ended March 31, 2014, totaled $520,388 and consisted of research and development of $164,278, selling and marketing expenses of $60,184 and general and administrative expenses of $295,926. The research and development expenses relate primarily to salaries and consulting services of $170,998 as well as materials and prototypes of $23,496 necessary for the design, development and manufacturing of the Company’s biometric wallet. Selling and marketing expenses consisted of $60,184 primarily for marketing consultants. General and administrative expenses for the period consisted of salaries of $79,501, legal, audit and accounting fees of $56,084 and consulting fees for public relations of $80,835. Also included is $34,000 in non-cash stock compensation to consultants and board members.

For the three months ended March 31, 2013, operating expenses totaled $441,251 and consisted of research and development of $177,783, selling and marketing expenses of $5,000 and general and administrative expenses of $258,468. The research and development was spent on the design and development of the Company’s biometric wallet including payments of $100,000 to a subcontractor that is providing manufacturing samples of the reprogrammable magnetic stripe for the Wocket™. General and administrative expenses for the period totaled $258,468. Of this amount, approximately $140,000 was for professional services in support of the Company’s initial registration statement with the Securities and Exchange Commission and subsequent initial public offering, $37,500 was for salaries and $45,000 in non-cash stock compensation to consultants and a board member.

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

Net Loss. The net loss for the three months ended March 31, 2014, was $138,369, including $30,744 in interest expense from the loan to the Company from Connecticut Innovations and an unrealized gain on change in fair value of derivatives liabilities of $412,763 that were initially recorded in connection with the issuance of a convertible note payable and warrants issued in the Company’s recent private placement. During the three months ended March 31, 2014, the note payable was converted into common stock and the Company successfully modified the terms of the warrants with each of the holders. As a result, no derivative liabilities exist as of March 31, 2014. The net loss for the three months ended March 31, 2013 was $445,001.

Liquidity and Capital Resources

We have incurred an operating loss and a net loss of $520,388 and $138,369, respectively, for the three months ended March 31, 2014.

Cash and Working Capital. As of March 31, 2014 the Company had cash and stockholders’ equity of $338,177 and $273,197, respectively. At March 31, 2014, the Company had working capital of $263,889. During the three months ended March 31, 2014, the Company raised net proceeds of approximately $799,994 through the issuance of common stock and warrants.

Cash Used in Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the three months ended March 31, 2014, net cash used in operating activities amounted to $763,448 comprised of net loss of $138,369, negative non-cash adjustments to reconcile net loss to net cash used in operating activities of $351,587 and changes in operating assets and liabilities of negative $273,492 as compared to $282,977 for the three months ended March 31, 2013, comprised of a net loss of $445,001, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $45,099 and changes in operating assets and liabilities of $116,905.

Cash Used in Investing Activities. During the three months ended March 31, 2014, net cash used in investing activities amounted to $1,995 and was totally related to the purchases of equipment. During the three months ended March 31, 2013, the Company did not have any investing activity.

Cash Provided by Financing Activities. During the three months ended March 31, 2014, the Company received net proceeds of $799,994 from the issuance of common stock and warrants.

During the three months ended March 31, 2013, the Company received the first tranche of a loan from Connecticut Innovations in the amount of $75,000. Also during the three months ended March 31, 2013, the Company received $51,000 from sale of common stock and also received an aggregate of $25,000 of cash advances from an officer of the Company.

Sources of Liquidity. We are an early stage company and have generated losses from operations since inception. In order to execute our long-term strategic plan to develop and commercialize our core products, we will need to raise additional funds, through public or private equity offerings, debt financings, or other means. We incurred a net loss of $138,369 during the three months ended March 31, 2014, which included an aggregate $625,079 of adjustments to reconcile the Company’s net loss to net cash used in operating activities. As of March 31, 2014 the Company had working capital and stockholders’ equity of $263,889 and $273,197, respectively.

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

Item 4.  Controls and Procedures

Changes in Internal Controls

As of March 31, 2014, the Company carried out an evaluation by the Company’s Chief Executive Officer (who was also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of March 31, 2014 our disclosure controls and procedures were not effective.

As of March 31, 2014, we identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions.  Management has recently hired a Chief Financial Officer with significant experience to help address this situation. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxt-ID, Inc.

Date: November 26, 2014	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 26, 2014	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

