Form 10-Q/A
period 2014-06-30
Nxt-ID, Inc.
filed 2014-11-26
CIK 1566826

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

As of August 6, 2014, there were 22,044,347 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

EXPLANATORY NOTE

Nxt-ID, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended June 30, 2014, originally filed on August 8, 2014 (the “Original Filing”).

Background to the Restatement

During the preparation of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2014, The Company and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) identified an accounting error and a computational error in the condensed consolidated financial statements as of June 30, 2014.

The Company and the Audit Committee determined that it was necessary to correct the accounting error for certain warrants as presented within the statement of operations along with a corresponding impact on the Company’s condensed consolidated financial statements for the period ended June 30, 2014.  In addition, the Company also corrected the computational error. The impact on the Company’s condensed consolidated financial statements for the period ended June 30, 2014 resulted in a net loss for the six and three months ended June 30, 2014 of $2,228,915 and $2,090,546 respectively, compared to the previously reported loss of $3,822,887 and $2,227,435.

The non-cash adjustments primarily relate to the February 2014 determination of the fair value of derivatives associated with the Company’s warrants issued in December 2013 and January 2014 and inducement expense on warrants reissued in June 2014. The amendment and restatement of these values resulted in the revision of charges reported in the Original Filing aggregating $2,232,337 and $1,177,760, respectively, for the six and three months ended June 30, 2014, to charges aggregating $638,365, and $1,051,128, respectively, as a result of these corrections. The Company also reduced the amount of operating expenses for the three months ended June 30, 2014 by $10,257 from the previously reported amount of $1,049,675 to $1,039,418. The net loss for the six and three months ended June 30, 2014, was revised to $2,228,915 and $2,090,546, respectively, compared to the previously reported loss of $3,822,887 and $2,227,435, respectively. Total assets, total liabilities and total stockholders’ equity at June 30, 2014 were unchanged as a result. Further, cash flows including cash flows from operating activities for the six months ended June 30, 2014 were also unchanged. These errors did not impact the Company’s results of operations or our financial position as of or for any period prior to January 1, 2014.

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

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets
Cash	$588,179	$303,626
Restricted cash	4,152	-
Inventory	29,567	6,533
Prepaids	95,041	3,313
Total Current Assets	716,939	313,472

Property and equipment, net of accumulated depreciation of $1,944 and $684	23,209	7,734

Total Assets	$740,148	$321,206

Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities
Accounts payable	$92,804	$244,094
Accrued expenses	53,490	135,017
Customer deposits	80,075	-
Convertible notes payable, net of discount of $0 and 26,755, respectively	-	123,245
Derivative liability - warrants	-	1,531,303
Conversion feature liability	-	118,940
Total Current Liabilities	226,369	2,152,599

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 22,028,285 and 21,937,822 issued and outstanding, respectively	2,203	2,194
Additional paid-in capital (deficit)	4,493,901	(80,177)
Accumulated deficit	(3,982,325)	(1,753,410)

Total Stockholders' Equity (Deficiency)	513,779	(1,831,393)

Total Liabilities and Stockholders' Equity (Deficiency)	$740,148	$321,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

Revenues	$-	$-
Costs of goods sold	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	758,077	326,004
Selling and marketing	377,603	5,489
Research and development	424,126	262,007

Total Operating Expenses	1,559,806	593,500

Operating Loss	(1,559,806)	(593,500)
Other Expense
Interest and other expenses, net	(30,744)	(8,250)
Inducement expense in connection with warrant exercise	(1,051,128)	-
Unrealized gain on change in fair value of derivative liabilities	412,763	-
Total Other Expense	(669,109)	(8,250)

Net Loss	$(2,228,915)	$(601,750)

Net Loss Per Share - Basic and Diluted	$(0.10)	$(0.03)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	22,011,401	21,109,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2014	2013

Revenues	$-	$-
Costs of goods sold	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	462,151	67,536
Selling and marketing	317,419	489
Research and development	259,848	84,224

Total Operating Expenses	1,039,418	152,249

Operating Loss	(1,039,418)	(152,249)
Other Expense
Interest and other expenses, net	-	(4,500)
Inducement expense in connection with warrant exercise	(1,051,128)	-
Total Other Expense	(1,051,128)	(4,500)

Net Loss	$(2,090,546)	$(156,749)

Net Loss Per Share - Basic and Diluted	$(0.09)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	22,054,704	21,242,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(2,228,915)	$(601,750)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	1,260	198
Stock based compensation	144,000	80,000
Amortization of debt discount	26,755	-
Unrealized gain on change in fair value of derivative liabilities	(412,763)	-
Inducement fee in connection with warrant exercise	1,051,128	-
Changes in operating assets and liabilities:
Inventory	(23,034)	(2,790)
Prepaids	(91,728)	-
Accounts payable	(151,290)	219,907
Accrued expenses	(60,042)	-
Customer deposits	80,075	-
Total Adjustments	564,361	297,315
Net Cash Used in Operating Activities	(1,664,554)	(304,435)

Cash flows from Investing Activities
Restricted Cash	(4,152)	-
Purchase of equipment	(16,735)	-
Net Cash Used in Investing Activities	(20,887)	-

Cash flows from Financing Activities
Proceeds received in connection with issuance of common stock and warrants, net	799,994	-
Proceeds received in connection with issuance of common stock, net	-	246,435
Proceeds received in connection with exercise of warrants	1,170,000	-
Proceeds from convertible notes payable	-	75,000
Proceeds from advances made by officer	-	64,000
Repayments of advances made by officer	-	(60,000)
Net Cash Provided by Financing Activities	1,969,994	325,435
Net Increase in Cash	284,553	21,000
Cash - Beginning of Period	303,626	135,820
Cash - End of Period	$588,179	$156,820

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Taxes	$-	$-
Non-cash financing activities:
Recognition of liability in connection with warrant issuance	$3,450,976	$-
Reclassification of warrant liability to additional paid-in capital in connection with warrant modification	$4,589,734	$-
Issuance of common stock in connection with conversion of note payable and accrued interest	$171,485	$-
Reclassification of conversion feature liability in connection with note conversion	$98,722	$-
Retirement of common stock by officers	$68	$-
Accrual of common shares to be issued for services	$-	$35,000

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Restatement

The condensed consolidated financial statements as of June 30, 2014 and for the six and three months then ended have been amended and restated to correct non-cash errors in the accounting for warrants and a computational error included in the financial statements and footnotes.

The non-cash adjustments primarily relate to the February 2014 determination of the fair value of derivatives associated with the Company’s warrants issued in December 2013 and January 2014 and inducement expense on warrants reissued in June 2014. The amendment and restatement of these values resulted in the revision of charges reported in the Original Filing aggregating $2,232,337 and $1,177,760, respectively, for the six and three months ended June 30, 2014, to charges aggregating $638,365, and $1,051,128, respectively, as a result of these corrections. The Company also reduced the amount of operating expenses for the three months ended June 30, 2014 by $10,257 from the previously reported amount of $1,049,675 to $1,039,418. The net loss for the six and three months ended June 30, 2014, was revised to $2,228,915 and $2,090,546, respectively, compared to the previously reported loss of $3,822,887 and $2,227,435, respectively. Total assets, total liabilities and total stockholders’ equity at June 30, 2014 were unchanged as a result. Further, cash flows including cash flows from operating activities for the six months ended June 30, 2014 were also unchanged. These errors did not impact the Company’s results of operations or our financial position as of or for any period prior to January 1, 2014.

Note 3 - Going Concern and Management Plans

The Company is an early stage company and incurred net losses of $2,228,915 during the six months ended June 30, 2014, which included an aggregate $810,380 of non-cash adjustments to reconcile the Company’s net loss to net cash used in operating activities. As of June 30, 2014, the Company had working capital and stockholders’ equity of $490,570 and $513,779, respectively. During the six months ended June 30, 2014, the Company raised net proceeds of $1,969,994 through the issuance of common stock and warrants and the exercise of warrants.

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

Inventory

Inventory consists principally of raw materials and is valued at the lower of cost or market with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value. As of June 30, 2014 inventory is comprised of $29,567 in raw materials on hand. In addition, as an early stage entity, the Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of June 30, 2014, $86,600 of prepaid inventory is included in prepaids on the condensed consolidated balance sheet.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Summary Of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s 3D facial recognition and identification products are currently available for sale and the Company has begun accepting pre-orders on its Mobile Bio Wocket. The Company recognizes revenue in connection with the sale of these products when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. As of June 30, 2014, the Company has received $80,075 in customer deposits in connection with pre-orders of its MobileBio Wocket.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Convertible Notes Payable (continued)

Since the Note was converted on February 18, 2014, the Company re-measured the conversion feature liability associated with the convertible note payable on that date. The Company recorded an unrealized gain on the change in the fair value of the conversion feature liability of $20,218 for the six months ended June 30, 2014 (see Note 7 below) and reclassified the re-measured conversion feature of $98,722 to additional paid-in capital. Since the Note was converted, the remaining unamortized portion of the debt discount of $26,755 was expensed during the six months ended June 30, 2014.

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

The Warrants are exercisable for a period of five (5) years from the original issue date. The initial exercise price with respect to the Warrants was $3.25 per share. On the date of issuance, the Warrants were recognized as derivative liabilities as they did not have fixed settlement provisions because their exercise prices could be lowered if the Company was to issue securities at a lower price in the future. As a result, the Company recorded $3,450,976 as derivative liability warrants on the condensed consolidated balance sheet on January 13, 2014.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Stockholders' Equity (continued)

From June 12, 2014 to June 17, 2014, the Company conducted a private offering with a group of accredited investors (the “Purchasers”) who had previously participated in the Offering that occurred between December 30, 2013 and January 13, 2014 (as discussed in this Note 6). Pursuant to a securities purchase agreement with the Purchasers, the Company issued to the Purchasers warrants (the “June Warrants”) to purchase an aggregate of 400,000 shares (the “June Shares”) of the Company’s common stock at an exercise price of $3.00 per share. The Warrants are exercisable for a period of (5) five years from the original issue date. The exercise price for the June Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. The Company determined that the effect of the issuance of the warrants was to induce the Purchasers to exercise warrants previously issued to them in the Offering. As a result, the Company recorded an inducement expense of $1,051,128 for the six and three months ended June 30, 2014.

In connection with the sale of the June Warrants, the Company entered into a registration rights agreement with the Purchasers pursuant to which the Company agreed to register the Shares and the shares of the common stock underlying the June Warrants (the “June Registrable Securities”) on a Form S-1 registration statement (the “June Registration Statement”) to be filed with the SEC ninety (90) days following the completion of an underwritten public offering (the “Filing Date”) and to cause the June Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages to each Purchaser in the amount equal to 2% for the purchase price paid for the Warrants then owned by such Purchaser for each 30-day period for which the Company is non-compliant.

The following table summarizes the Company's warrants outstanding and exercisable at June 30, 2014:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at December 31, 2013	454,600	$3.23	4.97	$351,300
Issued	1,341,539	3.00	-
Exercised	(400,000)	3.00	-
Cancelled	-	-	-
Outstanding at June 30, 2014	1,396,139	$2.99	4.49	$1,279,686
Exercisable at June 30, 2014	1,396,139	$2.99	4.49	$1,279,686

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 2,193,782 at January 1, 2014. During the six and three months ended June 30, 2014, the Company issued 5,084 and 2,558 restricted shares, respectively, under the plan to two non-executive directors with an aggregate fair value of $20,000 and $10,000, respectively. For the six months ended June 30, 2014, the Company issued 29,883 shares of common stock with an aggregate fair value of $124,000 to consultants for services rendered to the Company. The Company did not issue any common stock to employees during the six months ended June 30, 2014.

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

Fair Value Measurement

Valuation Hierarchy

ASC 820, “Fair Value Measurements and Disclosures,” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company had no liabilities carried at fair value measured on a recurring basis as of June 30, 2014.

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Six Months Ended	For the Six and Three Months Ended
	June 30, 2014	June 30, 2013
Beginning liability balance	$1,650,243	$-
Recognition of derivative value in equity	3,450,976	44,966
Net unrealized gain on derivative liabilities in equity	(392,545)	-
Net unrealized gain on conversion feature liabilities	(20,218)	(1,642)
Adjustment to additional paid-in capital upon conversion and modification	(4,688,456)	-
Ending balance	$-	$43,324

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

Commitments

In October 2012, the Company entered into an agreement with a consultant to provide public relations and marketing services to the Company. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash retainer of $5,000 and to issue the consultant shares of common stock per month with a fair value of $10,000 as compensation for services provided. In addition to the monthly retainer, the consultant is to be reimbursed for other expenses incurred in connection with certain marketing events The Company entered into a new agreement with this consultant on November 1, 2013 for a period of six (6) months and agreed to pay the consultant a monthly cash retainer of $5,000. On July 1, 2014, the Company entered into a new twelve (12) month agreement with the consultant. The Company agreed to pay the consultant a monthly cash retainer of $5,000 and to issue the consultant shares of common stock per month with a fair value of $10,000 as compensation for services provided. During the six and three months ended June 30, 2014, the Company paid the consultant $162,767 and $112,640, respectively pursuant to this agreement. Also during the six and three months ended June 30, 2014, 2,445 and 2,445 shares of common stock, respectively, with a fair value of $10,000 and $10,000, respectively, were paid to the consultant as compensation for services provided. During the six and three months ended June 30, 2013, 120,000 shares of common stock, were paid to the consultant as compensation for services provided. In addition, the Company accrued $30,000 of stock compensation for services provided by this consultant during the timeframe April 1, 2013 to June 30, 2013.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Commitments and Contingencies (continued)

The Company incurred rent expense of $10,023 and $7,596 for the six and three months ended June 30, 2014, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2014 (remaining)	$9,937
2015	20,273
2016	20,881
2017	7,028
Total future lease obligation	$58,119

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Commitments and Contingencies – Employment Agreement (continued)

·	Eligibility to participate in bonus or incentive compensation plans that may be established by the board of directors from time to time applicable to the executive's services.

·

Eligibility to receive equity awards as determined by the board of directors, or a committee of the board of directors, composed in compliance with the corporate governance standards of any applicable listing exchange.

Note 9 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued.

On August 21, 2014, the Company received proceeds of $300,000 in connection with the exercise of 100,000 warrants into 100,000 shares of common stock at an exercise price of $3.00 per share. The Company determined that the effect of the issuance of the 100,000 warrants was to induce the Purchasers to exercise warrants previously issued to them in the Offering. As a result, the Company recorded an inducement expense of $210,940 for the three months ended September 30, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the six and three months ended June 30, 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

Results of Operations

Comparison of six and three months ended June 30, 2014 and June 30, 2013

Revenue. There were no revenues during the six and three months ended June 30, 2014 or the six and three months ended June 30, 2013. In May 2014, the Company started taking advance orders for the Wocket™ and deliveries are expected to commence in the latter part of the fourth quarter of 2014.

Operating Expenses. Operating expenses for the six months ended June 30, 2014 totaled $1,559,806 and consisted of research and development expenses of $424,126, selling and marketing expenses of $377,603 and general and administrative expenses of $758,077. The research and development expenses related primarily to salaries and consulting services of approximately $341,630, as well as materials including prototypes of approximately $98,918 necessary for the design, development and manufacturing of the Company’s biometric wallet. Selling and marketing expenses of $377,603 related primarily to marketing consultants of $59,353 and advertising and promotion for the Wocket™ of $166,509. General and administrative expenses for the period consisted of salaries of $165,597, legal, audit and accounting fees of approximately $159,475 and consulting fees for public relations of approximately $217,867. Also included is $144,000 in non-cash stock compensation to consultants and board members.

Operating expenses for the six months ended June 30, 2013 totaled $593,500 and consisted of research and development expenses of $262,007, selling and marketing expenses of $5,489 and general and administrative expenses of $326,004. The research and development expenses mainly related to the design and development of the Company’s biometric wallet, including payments of $125,000 to a subcontractor to provide manufacturing samples of the reprogrammable magnetic stripe for the Wocket™. General and administrative expenses for the period totaled $326,004. Of this amount, $75,500 was for salaries and $80,000 was for non-cash stock compensation to a board member and to consultants for marketing and public relations. The increase in expenditures for the six months ended June 30, 2014 over the same period ended June 30, 2013 is due to the increased level of research and development activity relating to the development of the Company’s biometric wallet, improving and updating the Company’s 3D facial recognition system, increased professional fees relating to consultants, increased expenses related to being publicly listed, the addition of sales staff for pre-sales of the Company’s products and increased rent expenses.

Operating expenses for the three months ended June 30, 2014 totaled $1,039,418 and consisted of research and development expenses of $259,848, selling and marketing expenses of $317,419 and general and administrative expenses of $462,151. The research and development expenses related primarily to salaries and consulting services of $170,632, as well as materials including prototypes of $75,422 for the development of the Company’s biometric wallet. Selling and marketing expenses of $317,419 related primarily to marketing consultants of $34,850 and advertising and promotion for the pre-orders for the Wocket™ of $166,509. General and administrative expenses for the period consisted of salaries of $86,097, legal, audit and accounting fees of $103,391 and consulting fees for public relations of $141,032. Also included is $110,000 in non-cash stock compensation to consultants and board members.

Operating expenses for the three months ended June 30, 2013 totaled $152,249 and consisted primarily of research and development expenses of $84,224 and general and administrative expenses of $67,536. The research and development expenses mainly related to consulting services for the design and development of the Company’s biometric wallet. General and administrative expenses for the period consisted of salaries and payments to consultants for financial consulting and public relations. The increase in expenditure for the three months ended June 30, 2014 over the same period ended June 30, 2013 is due to the increased level of research and development activity relating to the development of the Company’s biometric wallet, improving and updating the Company’s 3D facial recognition system, increased professional fees relating to consultants, increased expenses related to being publicly listed and increased rent expenses.

Net Loss. The net loss for the six months ended June 30, 2014 was $2,228,915, including an inducement fee in connection with warrant exercise of $1,051,128, an unrealized gain on change in fair value of derivative liabilities of $412,763 and $30,744 in interest expense from the loan to the Company from Connecticut Innovations. The unrealized gain on change in fair value of derivatives liabilities relates to the issuance of a convertible note payable and warrants issued in the Company’s private placement in January 2014. During the period, the note payable was converted into common stock and the Company successfully modified the terms of the warrants with each of the holders. As a result, no derivative liabilities exist as of June 30, 2014. The net loss for the six months ended June 30, 2013 was $601,750, including $8,250 in interest expense for the loan to the Company from Connecticut Innovations. The net loss for the three months ended June 30, 2014 was $2,090,546 including an inducement fee in connection with warrant exercise of $1,051,128. The net loss for the three months ended June 30, 2013 was $156,749, including $4,500 in interest expense for the loan to the Company from Connecticut Innovations.

Liquidity and Capital Resources

We have incurred operating losses of $1,559,806 and $1,039,418 for the six and three months ended June 30, 2014, respectively. We have incurred net losses of $2,228,915 and $2,090,546 for the six and three months ended June 30, 2014, respectively.

Cash and Working Capital. As of June 30, 2014, the Company had cash and stockholder’s equity of $588,179 and $513,779, respectively. As of June 30, 2014 the Company had working capital of $490,570.

Cash Used in Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the six months ended June 30, 2014, net cash used in operating activities amounted to $1,664,554 comprised of net loss of $2,228,915, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $810,380 and changes in operating assets and liabilities of negative $246,019, compared to net cash used in operating activities for the six months ended June 30, 2013 of $304,435 comprised of a net loss of $601,750, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $80,198 and changes in operating assets and liabilities of positive $217,117.

Cash Used in Investing Activities. During the six months ended June 30, 2014, net cash used in investing activities amounted to $20,887 and was comprised of the purchases of equipment of $16,735 and changes in restricted cash of $4,152.

During the six months ended June 30, 2013, the Company did not have any investing activity.

Cash Provided by Financing Activities. During the six months ended June 30, 2014, the Company received net proceeds of $1,969,994 from the issuance of common stock and warrants and the exercise of warrants.

During the six months ended June 30, 2013, the Company received net proceeds of $246,435 from the issuance of common stock. In addition, the Company also received the second and final tranche of a loan from Connecticut Innovations in the amount of $75,000 and it also received an aggregate of $64,000 in cash advances from an officer of the Company and made aggregate repayments of $60,000. The advances are non-interest bearing and short-term in nature.

Sources of Liquidity. We are an early stage entity and incurred net losses of $2,228,915 during the six months ended June 30, 2014, which included an aggregate $564,361 of adjustments to reconcile the Company’s net loss to net cash used in operating activities. As of June 30, 2014, the Company had working capital and stockholders’ equity of $490,570 and $513,779, respectively.

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

Item 4. Controls and Procedures

Changes in Internal Controls

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

Nxt-ID, Inc.

Date November 26, 2014	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 26, 2014	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

