Form 10-K
period 2014-12-31
Nxt-ID, Inc.
filed 2015-03-06
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54960

Nxt-ID, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0678374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

288 Christian Street

Oxford, CT 06478

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (203) 266-2103

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.0001 Warrants to purchase Common Stock (expiring September 15, 2019)	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒

On June 30, 2014, the last business day of the second fiscal quarter, our common stock traded on OTCBB under the symbol NXTD. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2014, the last business day of the second fiscal quarter, was approximately $12,862,944 based on a total number of shares of our common stock outstanding that day of 22,028,285 and a closing price of $3.91. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 24,858,874 shares of its common stock outstanding as of February 27, 2015.

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

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A - Risk Factors” below.

ii

PART I

Item 1.	Business

Our Company

We are an early stage technology company that is focused on products, solutions, and services that have a need for biometric secure access control. We have three distinct lines of business that we are currently pursuing: mobile commerce (“m-commerce”); law enforcement and biometric access control applications; and law enforcement. Our initial efforts have primarily focused on the development of our secure products for the growing m- commerce market, most immediately, a secure mobile electronic smart wallet. Wocket™ is a smart wallet, the next evolution in smart devices following the smart phone and smart watch, designed to protect your identity and replace all the cards in your wallet, with no smart phone required. Wocket™ works anywhere credit cards are accepted and only works with your biometric stamp of approval. Credit, debit, ATM, loyalty, gift, ID, membership, insurance, ticket, emergency, medical, business, contacts, coupon, and virtually any card can be protected on Wocket™. More than 10,000 cards, records, coupons, etc. and 100 voice commands can also be stored on Wocket™.

Our plan also anticipates that we will use our core biometric facial and voice recognition algorithms to develop security applications (both cloud based and locally hosted) that can be used for corporations (industrial uses, such as enterprise computer networks) as well as individuals (consumer uses, such as smart phones, tablets or personal computers). Finally, our plan calls for a suite of high level security products and facial recognition applications that can be utilized by law enforcement, the defense industry, and the U.S. Department of Homeland Security.

We believe that our MobileBioTM products, together with our biometric security solutions, will provide distinct advantages within these markets by improving mobile security. Currently most mobile devices continue to be protected simply by PIN numbers. This security methodology is easily duplicated on another device, and can be easily spoofed or hacked. Our biometric security paradigm is Dynamic Pairing Codes (DPC). DPC is a new, proprietary method to secure users, devices, accounts, locations and servers over any communication media by sharing key identifiers, including biometric-enabled identifiers, between end-points by passing dynamic pairing codes (random numbers) between end-points to establish sessions and/or transactions without exposing identifiers or keys. The recent high-level breaches of personal credit card data raises serious concerns among consumers about the safety of their money. These consumers are also resistant to letting technology companies learn even more about their personal purchasing habits.

We also plan to service the access control and law enforcement facial recognition markets with our existing 3D facial recognition technology products beginning with U.S. federal and state governmental agencies. These products, whose underlying technologies have been licensed by us, provide customers with the capability to enroll subjects in a 3D database and use that database for verification of identities. During 2012, we acquired 100% of the membership interests in an entity affiliated with its founders as a means toward advancing our business plan.

The Company is an early stage entity and has incurred net losses since its inception. In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to December 31, 2014 or any additional funds raised will be sufficient to execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

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

Wocket™

We believe that many credit card holders will be reluctant to use their smartphone for mobile payments and completely abandon their wallets. We have developed a separate physical electronic smart wallet that is intended to hold information from credit cards, debit cards, loyalty cards, identification cards, and virtually any magnetic stripe card to allow the owner of the card to configure a single, dynamic, electronic card to replicate any of the copied cards and thereby reduce the number of physical cards carried in a wallet. As designed, users will simply scan in each card, slide through each of the scanned “soft-cards” via a touch screen display and select the card the user wishes to program. The resultant electronic card can then be swiped just like a regular credit, debit, or virtually any other card. The system consists of 2 devices: an electronic smart wallet “wocket” and a dynamic smart card. The electronic smart wallet will be secured by biometric identification and will also have a range of accessories that allow the user to carry a driver’s license and cash in the same device, replacing the wallet altogether. We have completed the design and prototype stages of the Wocket and units are currently being fabricated for production testing and sale. Our current plans call for us to commence shipping Wockets in the second quarter of 2015.

We intend to initially market the Wocket to technology minded consumers through direct sales via our website, social media and digital marketing to websites and forums that the consumer may frequent. Thereafter we will expand our reach through distinct channel partners with widespread retail distribution. At the same time we are also seeking partnerships with corporations and financial institutions that have an interest in fraud prevention. We intend to leverage our encryption capabilities to these potential partners as well.

Wocket™ prototype

MobileBio VoiceMatch®

Voicematch® is a new method of recognizing both speakers and specific words providing innovative multi-factor recognition. Voice authentication is a more natural biometric method of authentication than fingerprint that allows an individual access to multiple devices. Voicematch is efficient enough to run on low-power devices and runs or will run on mobile platforms such as Android and iOS, as well as laptops and desktops. The product helps to address the growing BYOD (Bring your own device) problem for corporations by positively identifying the individual using the mobile device. Voicematch® is a potential original equipment manufacturer (“OEM”) product for smartphone manufacturers. The product will also be sold as a standard development kit (“SDK”) to provide corporations the opportunity to add a further layer of biometric protection to their websites and smartphone applications for their customers.

We expect commercial versions of the product to be available later in 2015; although we cannot provide any assurances of this.

FaceMatch®

FaceMatch® is intended to serve as a modular facial recognition system for smartphones, tablets, laptop and desktop computers. FaceMatch®, depending on the number of cameras available and level of security desired, will use 2D, partial 3D or 3D facial recognition algorithms to allow the user access to their device. The software is intended to be hosted on the device or through a cloud computing solution. The software will also be designed to be available as an “app” on the iPhone and Android platforms, although there are presently no definitive agreements in place with either of the sponsors of those platforms. The FaceMatch® app will not retain any personal information on the user. The FaceMatch® app is near the completion of its development for desktop and laptop use. The development work for the FaceMatch® app for tablet and smartphone use has not yet begun but will use the same basic technology. Our current plans assume that sales from this product will commence later in 2015, although we cannot provide any assurances.

Through the acquisition of 3D-ID LLC, the Company acquired 3D FaceMatch® and 3D SketchArtist™ facial recognition products which are available for sale. These products are primarily designed for access control, law enforcement and travel and immigration in contrast to the MobileBio™ products which are designed for individual security on mobile devices.

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

Our Industry

The January 2015 issue of the Nilson Report shows that on a planet-wide basis, transactions at merchants on the leading payment cards rose to $187.3 billion in 2013, of which 43.7% were generated in the United States.

In addition, it is estimated that there are approximately 180 million cardholders in the U.S. alone with each cardholder owning in excess of three payment cards. Some experts believe that in the foreseeable future most people will have embraced and fully adopted the use of smart-device swiping for purchases they make, nearly eliminating the need for cash or credit cards. These experts feel that the explosive growth in the use of smartphones and other mobile devices, combined with the convenience, security, and other affordances of mobile payments systems, makes these systems an obvious choice to replace established modes of payment in day-to-day commerce.

Others who do not agree with this scenario say cash and credit cards will remain the dominant method of carrying out transactions in advanced countries because the security implications raise too many concerns among consumers about the safety of their money. These consumers are also resistant to letting technology companies learn even more about their personal purchasing habits.

We believe that credit and debit card fraud will continue to be of concern to holders, even if the number of credit card holders/users continues to grow and with it the number of credit card transactions. We believe there is a significant segment of this market that will be reluctant to use their smartphone for mobile payments due to a variety of reasons including: limited battery life; dependency on wireless network coverage; and well publicized security threats.

Rather than depend solely on a smart phone, our business plan is to develop a next generation electronic smart wallet. We believe that this constitutes unique technology because it takes a very different approach relative to the current offerings: instead of replacing the wallet, our aim is to improve it. We believe that our Wocket™ wallet will reduce the number of cards to be carried in a consumer’s wallet while capable of supporting most payment methods currently available at Point-of-Sale (POS) retailers around the world including magnetic stripe, bar codes and QR codes and in the near future, Near Field Communications (NFC) all within a secure biometric vault. We believe that we can encourage individuals who are reluctant to use a smartphone for mobile payments to utilize an electronic wallet based on the security offerings that we have embedded in this product.

Each year approximately 12 million people in the United States are victims of identity theft and 44% of known causes of identity theft can be traced to a lost or stolen wallet or purse.

We believe that Wocket™ can significantly reduce the incidence of identity theft by concealing the card holder’s personal information on a tamper proof secure chip on the Wocket that can only be accessed by a voice biometric or PIN. Furthermore, the Wocket Card does not retain any information after the card has been swiped so, unlike the loss or theft of a wallet, the loss or theft of a Wocket or Wocket Card does not lead to a breach of personal information.

According to International Data Corporation (“IDC”), the mobile phone market on a worldwide basis approximated 1.8 billion units in 2013. Of that amount smart phones represent a large and growing segment of the market. Smart phones also typically serve as portable media players and camera phones with high-resolution touchscreen displays and web browsers that can access and properly display standard web pages, GPS navigation, Wi-Fi and mobile broadband access.

We believe that our MobileBio™ cell phone facial and voice recognition opportunity, once developed, will address a worldwide market of smart phones sales, which we believe is continuing to grow. We anticipate partnering with application providers on smartphones that have an interest in additional security for their particular application by using 3D or near 3D facial and/or voice recognition on their smartphone to gain access to a particular application; for example, touchless payment applications, banking applications and securities trading applications.

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

In order to address deficiencies in current security systems used, we intend to market products that can be used by both government and commercial consumers as a viable, more powerful alternative to security measures currently being used by them. We believe that its products will contain the necessary security solutions to cover both consumer preferences with MobileBio FaceMatch® and the Wocket™ and government and commercial needs with its 3D facial recognition access control products.

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

Competitors in the digital wallet marketplace include:

Google Wallet - A mobile payment system developed by Google that allows its users to store debit cards, credit cards, loyalty cards, and gift cards among other things, as well as redeeming sales promotions on their mobile phone.

Apple Pay – A mobile payment service that lets certain Apple mobile devices make payments at the time of retail and online checkout.

Paypal - A mobile service that can send money between other PayPal users and friends, track your balances, check in to pay from ones phone, and order ahead at restaurants.

LoopPay – A mobile payment system that uses Magnetic Secure Transmission to broadcast a signal to a point of sale payment terminal. This company was acquired by Samsung Electronics Co. in February 2015.

All of the above products rely on the use of a smartphone. The fundamental competitive advantage of the Wocket is that it is not smartphone dependent and is as simple to use as the swipe of a credit card. It will work in situations where there is no cell phone signal or internet connectivity. In addition the Wocket features biometric and other security features not available on a smartphone.

Other Biometric Markets

There are a number of suppliers of biometric products that deliver to the market place presently. One of the largest suppliers is L1 Identity Solutions (“L1”), which has primarily concentrated its prior efforts in the government and corporate sectors. L1 is a vertically integrated biometric solutions provider with a large established base of business and it has well developed government marketing channels. L1 was sold to Safran in 2010. Another established supplier is Cognitec, a German facial recognition company, with worldwide distribution.

Google and Apple are developing facial recognition applications for smartphones. The Google app can currently be deceived by using a photograph of the user. Apple is using a 2D to 3D conversion model which holds better promise but this is already a heavily patented area.

Rather than competing directly against these well-established entities, we plan to develop and foster market niches that would serve affordable lower priced retail consumer, small business biometric applications and end users not necessarily involved in large enterprise activities. We believe that our MobileBio™ technology that we are developing is the key to differentiating our solutions to the end user by providing what we maintain is a true end-to-end security offering using our patent-pending dynamic pairing codes that dynamically utilize identifiers that uniquely identify the user, device, manufacturer, account, location, and session or transaction, the combination of which changes periodically in real-time among all points along the communication path so that communication and data is protected 100% of the time.  The biosensors that we are developing are intended to integrate with multiple devices, apps, users, operating systems, firmware, remote services and virtually any “entities” so that intercommunications with all entities, local or remote, are protected. One of the major areas of concern with facial recognition is user privacy with most companies utilizing private data for other marketing purposes. Our apps will not sell or share any personal information on the user.

We plan to offer what we believe to be unique features that will include cloud-based identity and authentication MobileBio™ management services that secure biometric authentication across mobile devices, as well as a new, innovative Facial Recognition technology and a physical alternative to current e-wallets that are embedded in smartphones.

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

Our Business Strategy

Against the backdrop of challenges with identification of individuals, more and more mobile phones are being used as a source of payment for goods and services. We believe that worldwide mobile payment volume will continue to grow rapidly in the upcoming years.

We intend to initially market the Wocket to technology minded consumers through direct sales via our website, social media and digital marketing to websites and forums that the consumer may frequent. Thereafter we will expand our reach through distinct channel partners with widespread retail distribution. At the same time we are also seeking partnerships with corporations and financial institutions that have an interest in fraud prevention. We intend to leverage our encryption capabilities to these potential partners as well.

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

Our plans call for the positioning of its products to have applications in markets as diverse as Military and Homeland Defense, Law Enforcement, Commercial and Consumer.

For sales to the Department of Defense, we partnered with established Prime Contractors that have or are bidding for Contact vehicles through which sales may be made. Our current Partners include Battelle Memorial Institute and Verizon Federal Systems.

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

Corporate Information

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

Gino M. Pereira and David Tunnell, the founders of Nxt-ID, were an integral part of the senior management teams at Technest Holdings, an OTC Bulletin Board public company, and its subsidiary Genex Technologies. Genex Technologies was founded in 1995 to develop and commercialize the unique Rainbow® method of capturing 3D data. Since its founding Genex has developed into one of the market leaders in advanced imaging, including 3D and 360-degree technologies.

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

In addition, Nxt-ID has also licensed on a non-exclusive basis, distribution, manufacturing rights and know-how from Geometrix, a leading 3D imaging company using a different technical approach to Technest. This technology performed very favorably at the Face Recognition Vendor Test conducted by NIST. In addition, the Company has also licensed on a non-exclusive basis, distribution, manufacturing rights and technical know-how from Animetrics, an innovative facial biometric and forensics company.

Nxt-ID also has key scientific and engineering personnel that have had key roles in the development of these technologies and have an important intellectual knowledge base that the Company intends to leverage.

Other

Our principal executive offices are located at 288 Christian Street, Oxford, CT 06478, and our telephone number is (203) 266-2103. Our website address is www.nxt-id.com. The information contained therein or connected thereto shall not be deemed to be incorporated into this Report. The information on our website is not part of this Report.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a ‘‘large accelerated filer’’ as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Pursuant to Section 102 of the JOBS Act, we have provided reduced executive compensation disclosure and have omitted a compensation discussion and analysis from this Report. Pursuant to Section 107 of the JOBS Act, we have elected to utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Employees

As of December 31, 2014, we had a total of 16 full-time employees, 9 in product engineering, 3 in finance and administration and 4 in customer service and product fulfillment. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, graphic designers, computer scientists, sales and marketing and senior management personnel. In addition, we have independent contractors whose services we are using on an as-needed basis to assist with the engineering and design of our products.

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

Risks Relating to our Business

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

The Company is an early stage entity and has incurred net losses of $7,076,609 for the year ended December 31, 2014. As of December 31, 2014, the Company had cash and stockholders’ equity of $2,201,287 and $2,735,344, respectively. At December 31, 2014, the Company had working capital of $2,579,121. Our ability to continue as a going concern is contingent upon, among other factors, our ability to raise additional cash from equity financings, secure debt financing, and/or generate revenue from the sales of our products. We cannot provide any assurance that we will be able to raise additional capital.  If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

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

A number of other companies engage in the business of developing applications for facial recognition for access control. The market for biometric security products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our current competitors include both emerging or developmental stage companies such as ourselves as well as larger companies. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

●	Greater name recognition and longer operating histories;
●	Larger sales and marketing budgets and resources;
●	Broader distribution and established relationships with distribution partners and end-customers;
●	Greater customer support resources;
●	Greater resources to make acquisitions;
●	Larger and more mature intellectual property portfolios; and
●	Substantially greater financial, technical, and other resources.

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

Our markets are subject to technological change and our success depends on our ability to develop and introduce new products.

Each of the governmental and commercial markets for our products is characterized by:

●	Changing technologies;
●	Changing customer needs;
●	Frequent new product introductions and enhancements;
●	Increased integration with other functions; and
●	Product obsolescence.

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

Our industries are characterized by the existence of a large number of patents as well as frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products do not and will not infringe issued patents, patents that may be issued in the future, or other intellectual property rights of others.

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

To date, we have licensed sixteen (16) United States patents and our success will depend, in part, on our ability to obtain patent and trade secret protection for proprietary technology that we currently possess or that we may develop in the future. No assurance can be given that any pending or future patent applications will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

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

Our success depends, to a significant extent, upon the efforts and abilities of members of senior management. We have entered into an employment agreement with our Chief Executive Officer, but have not entered into an employment agreement with our Chief Financial officer or Chief Technology Officer and we have no current plans to use employment agreements as a tool to attract and retain new hires that we may make of key personnel in the future. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. We currently maintain a key person life insurance policy on our Chief Executive Officer only.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual and current reports with respect to our business and operating results.

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

We depend on contract manufacturers, and our production and products could be harmed if it is unable to meet our volume and quality requirements and alternative sources are not available.

We rely on contract manufacturers to provide manufacturing services for our products. If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in-house. The loss of our contract manufacturers could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products. These changes could have a material adverse effect on our business and results of operations.

Our insiders and affiliated parties beneficially own a significant portion of our stock.

As of the date of hereof, our executive officers, directors, and affiliated parties beneficially own approximately 72.3% of our common stock. As a result, our executive officers, directors and affiliated parties will have significant influence to:

●	Elect or defeat the election of our directors;
●	Amend or prevent amendment of our certificate of incorporation or bylaws;
●	Effect or prevent a merger, sale of assets or other corporate transaction; and
●	Affect the outcome of any other matter submitted to the stockholders for vote.

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

Risks Related to our Securities

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

If we are not able to comply with the applicable continued listing requirements or standards of the NASDAQ Capital Market, NASDAQ could delist our common stock.

Our common stock is currently listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

In the event that our common stock is delisted from the NASDAQ Capital Market and is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

In the event that our common stock is delisted from NASDAQ, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because they may be considered penny stocks and thus be subject to the penny stock rules.

The Securities and Exchange Commission (“SEC”) has adopted a number of rules to regulate “penny stock” that restrict transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of common stock have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

●	Variations in our revenues and operating expenses;
●	Actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
●	Market conditions in our industry, the industries of our customers and the economy as a whole;
●	Actual or expected changes in our growth rates or our competitors’ growth rates;
●	Developments in the financial markets and worldwide or regional economies;
●	Announcements of innovations or new products or services by us or our competitors;
●	Announcements by the government relating to regulations that govern our industry;
●	Sales of our common stock or other securities by us or in the open market; and
●	Changes in the market valuations of other comparable companies.

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

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights; and provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

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

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

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

Properties

Our principal executive offices are located in Oxford, Connecticut. On September 12, 2014, the Company entered into a lease agreement for this office space. The lease term commenced on October 1, 2014 and the lease term is for two years with a monthly rent of $2,300 in the first year, increasing to $2,450 per month in the second year. On October 3, 2014, the Company entered into a lease agreement for customer service and warehouse space in Melbourne, Florida. The lease term commences on January 1, 2015. The term of the lease is for three years with a monthly rent of $6,395 which includes the base rent, an escrow for taxes and insurance, common area maintenance charges and applicable sales tax. On October 16, 2013, the Company entered into a lease agreement for office space in Palm Bay, Florida. The term of the lease is for three years with a monthly rent of $1,250 per month in the first year, increasing 3% annually thereafter.

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

Market Information

On September 11, 2014, our common stock began trading on the NASDAQ capital markets exchange under the symbol NXTD. Prior to the NASDAQ uplisting on September 11, 2014, our common stock traded on the OTCBB under the symbol NXTD. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange. A public market for our common stock did not exist prior to August 13, 2013.

Price Range of Common Stock

The following tables show, for the periods indicated, the high and low bid prices per share of our common stock as reported by the NASDAQ capital markets exchange for the period September 11, 2014 through December 31, 2014 and the OTCBB quotation service for the period August 23, 2013 through September 10, 2014. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	2014
	High	Low
1st Quarter ended March 31, 2014	$5.20	$2.71
2nd Quarter ended June 30, 2014	$4.70	$3.00
3rd Quarter ended September 30, 2014	$4.44	$1.36
4th Quarter ended December 31, 2014	$4.19	$2.00

	2013
	High		Low
1st Quarter ended March 31, 2013	N/A		N/A
2nd Quarter ended June 30, 2013	N/A		N/A
3rd Quarter ended September 30, 2013	$3.80	(1)	$2.56	(1)
4th Quarter ended December 31, 2013	$7.25		$2.51

(1)	A public market for our common stock did not exist prior to August 23, 2013.

Holders

As of February 27, 2015, there were approximately 65 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Securities Authorized For Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

Recent Sales of Unregistered Securities

None.

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

We are an early stage technology company that is focused on developing and marketing products, solutions, and services for organizations that have a need for biometric secure access control. We have three distinct lines of business that we believe will form our company: law enforcement; m-commerce; and biometric access control applications. Our initial efforts are focused on our secure products offering for law enforcement, the Department of Defense, and Homeland Security through our 3D FaceMatch® biometric identification systems. In parallel we are developing a secure biometric electronic smart wallet for the growing m-commerce market. We believe that this constitutes unique technology because it takes a very different approach relative to the current offerings: instead of replacing the wallet through a smartphone, our aim is to improve it. We believe that our Wocket™ will reduce the number of cards carried in a consumer’s wallet while supporting virtually every payment method currently available at point of sale at retailers around the world, including magnetic stripe, barcodes and Quick Response (QR) Codes and in the near future near field communications, all within a secure biometric vault. We have also recently launched a new biometric authentication product named Voicematch®. This product is a new method of recognizing both speakers and specific words they use providing innovative multi-factor recognition that is efficient enough to run on low-power devices.

Using our biometrics technologies, we plan to address the growing m-commerce market with our innovative MobileBio® suite of biometric solutions that secure mobile platforms. Currently, most mobile devices continue to be protected simply by questions that a user asks and PIN numbers. This security methodology is easily duplicated on another device and can be easily spoofed or hacked. Nxt-ID’s biometric security paradigm is Dynamic Pairing Codes (DPCs). DPCs are a new, proprietary method to secure users, devices, accounts, locations and servers over any communication media by sharing key identifiers, including biometric-enabled identifiers, between end-points by passing dynamic pairing codes (random numbers) between end-points to establish sessions and/or transactions without exposing identifiers or keys. Our plan also anticipates that we will use our core biometric algorithms to develop a security application that can be used for corporations (industrial uses, such as enterprise computer networks), as well as individuals (consumer uses, such as smart phones, tablets, or personal computers).

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

Results of Operations

Year ended December 31, 2014, compared with the year ended December 31, 2013.

Revenue. There were no revenues during the year ended December 31, 2014 or the year ended December 31, 2013. In May 2014, the Company started taking advance orders for the Wocket™. As of December 31, 2014, the Company has received $138,599 in customer deposits in connection with pre-orders of its Wocket™. Deliveries of the product are now expected to commence in the second quarter of 2015.

Operating Expenses. Operating expenses for the year ended December 31, 2014 totaled $5,246,482 and consisted of research and development expenses of $1,417,745, selling and marketing expenses of $1,396,077 and general and administrative expenses of $2,432,660. The research and development expenses related primarily to salaries and consulting services of $962,102, as well as materials including prototypes of $329,304 necessary for the design, development and manufacturing of the Company’s biometric wallet. Selling and marketing expenses consisted of $1,396,077 primarily for marketing consultants of $664,079 and advertising and promotion for the pre-orders for the Wocket™ of $602,492. General and administrative expenses for the period consisted of salaries of $544,483, legal, audit and accounting fees of $473,334 and consulting fees for public relations of $527,458. Also included is $283,150 in non-cash stock compensation to employees and board members.

Operating expenses for the year ended December 31, 2013 totaled $1,435,099 and consisted of research and development expenses of $518,614, selling expenses of $81,323 and general and administrative costs of $835,162. The research and development expenses related to salaries and consulting services for the design and development and prototype of the Company’s biometric wallet of approximately $493,614 and a non-cash incentive stock based compensation to non-executive employees of $25,000. Selling expenses consisted of $80,835 for consultants and $488 for travel. General and administrative expenses for the period consisted of salaries and payments to consultants for financial consulting and public relations. This included $286,240 in non-cash stock compensation to consultants and board members.

Net Loss. The net loss for the year ended December 31, 2014 was $7,076,609, including $30,744 in interest expense from the loan to the Company from Connecticut Innovations, and inducement expenses of $2,212,538 related to warrant exercises, a modification of the exercise price of certain warrants, and the issuance of unregistered shares of common stock. Also included is interest income of $1,235 and the unrealized gain on change in fair value of derivatives liabilities of $412,763 that was initially recorded in connection with the issuance of a convertible note payable and warrants issued in the Company’s private placement in January 2014. During the period, the note payable was converted into common stock and the Company successfully modified the terms of the warrants with each of the holders. As a result, no derivative liabilities exist as of December 31, 2014. The net loss for the year ended December 31, 2013 was $1,544,534, including $17,250 in interest expense for the loan to the Company from Connecticut Innovations, Inc. (“CII”) and $18,211 in amortization of debt discount. Also included is the unrealized loss in fair value of the conversion feature of the CII note in the amount of $73,974.

Liquidity and Capital Resources

We are an early stage company and have generated losses from operations since inception. In order to execute our long-term strategic plan to develop and commercialize our core products, we will need to raise additional funds, through public or private equity offerings, debt financings, or other means. These conditions raise substantial doubt about our ability to continue as a going concern.

In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to December 31, 2014 or any additional funds raised will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

Cash and Working Capital

We have incurred net losses of $7,076,609 and $1,544,534 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 the Company had cash and a stockholders’ equity of $2,201,287 and $2,735,344, respectively. At December 31, 2014, the Company had working capital of $2,579,121. During the year ended December 31, 2014, the Company raised net proceeds of approximately $5,755,055 through the issuance of common stock and warrants and $1,470,000 from the exercise of common stock warrants.

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the year ended December 31, 2014, net cash used in operating activities amounted to $5,161,002 and was comprised of net loss of $7,076,609, positive adjustments to reconcile net loss to net cash used in operating activities of $2,631,811 and changes in operating assets and liabilities of negative $716,204 as compared to $840,538 for the year ended December 31, 2013, comprised of a net loss of $1,544,534, positive adjustments to reconcile net loss to net cash used in operating activities of $404,010 and changes in operating assets and liabilities of positive $299,986.

Cash Used in Investing Activities

During the year ended December 31, 2014, net cash used in investing activities amounted to $166,392 and was comprised of the purchases of equipment and production tooling and molds of $137,953 and changes in restricted cash of $28,439. During the year ended December 31, 2013, net cash used in investing activities amounted to $6,436 and was totally related to the purchases of equipment.

Cash Provided by Financing Activities

During the year ended December 31, 2014, the Company received net proceeds of $7,225,055 from the issuance of common stock and warrants and the exercise of warrants. During the year ended December 31, 2013, the Company received net proceeds of $639,780 from common stock issuances and $300,000 from the exercise of common stock warrants. Also, during the year ended December 31, 2013, the Company received the second and final tranche of a convertible note payable from CII in the amount of $75,000.

During the year ended December 31, 2013, the Company received an aggregate of $64,000 of cash advances from an officer of the Company and made aggregate repayments of $64,000. The advances were non-interest bearing and short-term in nature.

Financings

January 2014 Private Placement

On January 13, 2014, the Company closed a “best efforts” private offering of $1,000,000 (the “Offering”) with a group of accredited investors (the “Purchasers”) and the Company exercised the over subscription amount allowed in the Offering of $350,000, for total gross proceeds to the Company of $1,350,000 before deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the Purchasers (the “Purchase Agreement”), the Company issued to the Purchasers (i) 415,387 shares of the Company’s common stock, par value $0.0001 and (ii) warrants (the “Warrants”) to purchase 1,350,000 shares (the “Warrant Shares”) of the Company’s common stock at an exercise price of $3.25 per share. In connection with the Offering, 138,463 units were sold at the end of December 2013 and 276,924 units were sold in January 2014, all at $3.25 per unit. As a result, the Company received aggregate gross proceeds of $450,000 in December 2013 from the issuance of 138,463 shares of common stock and 450,000 Warrants, and the Company received $900,000 in January 2014 from the issuance of 276,924 shares of common stock and 900,000 Warrants. Costs incurred associated with the Offering in December 2013 and January 2014 were $56,820 and $100,006, respectively. In January 2014, the placement agent received 41,539 Warrants to purchase 41,539 shares of the Company’s common stock as fees.

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

The Warrants are exercisable for a period of five (5) years from the original issue date. The initial exercise price with respect to the Warrants was $3.25 per share. On the date of issuance, the Warrants were recognized as derivative liabilities as they did not have fixed settlement provisions because their exercise prices could be lowered if the Company was to issue securities at a lower price in the future. As a result, the Company recorded $3,450,976 as derivative liability warrants on the consolidated balance sheet on January 13, 2014.

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

On various dates, during the twelve months ended December 31, 2014, the Company received gross proceeds of $1,500,000 in connection with the exercise of 500,000 warrants into 500,000 shares of common stock at an exercise price of $3.00 per share, net of fees paid upon the exercise of the warrants issued in the Offering per the terms of the underwriter agreement of $30,000. Upon exercise, pursuant to the Purchase Agreement, the Company’s Founders cancelled a certain number of shares of common stock in accordance with the Purchase Agreement.

June 2014 Private Placement

From June 12, 2014 to June 17, 2014, the Company conducted a private offering with a group of accredited investors (the “June Purchasers”) who had previously participated in the Offering that occurred between December 30, 2013 and January 13, 2014. Pursuant to a securities purchase agreement with the Purchasers, the Company issued to the June Purchasers warrants (the “June Warrants”) to purchase an aggregate of 400,000 shares (the “June Shares”) of the Company’s common stock at an exercise price of $3.00 per share. The June Warrants are exercisable for a period of five (5) years from the original issue date. The exercise price for the June Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

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

The Registration Statement was not filed by the Filing Date or declared effective by the Required Effective Date of December 15, 2014. Under the original terms of the arrangement, the Company was required to pay partial liquidated damages to each June Purchaser in the amount equal to two percent (2%) for the purchase price paid for the June Warrants then owned by such June Purchaser for each 30-day period for which the Company is non-compliant. On January 30, 2015, the Company received signed documentation from all of the June Purchasers waiving their right to liquidated damages and terminating the registration rights agreement.

August 2014 Private Placement

On August 21, 2014, pursuant to a securities purchase agreement with two (2) Purchasers (the “August Purchasers”) who had previously participated in the Offering that occurred between December 30, 2013 and January 13, 2014, the Company issued to the August Purchasers warrants (the “August Warrants”) to purchase an aggregate of 100,000 shares (the “August Shares”) of the Company’s common stock at an exercise price of $3.00 per share. The August Warrants are exercisable for a period of five (5) years from the original issue date. The exercise price for the August Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers, or other corporate changes and dilutive issuances.

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

The August Registration Statement was not filed by the Filing Date or declared effective by the Required Effective Date. Under the original terms of the arrangement, the Company was required to pay partial liquidated damages to each August Purchaser in the amount equal to two percent (2%) for the purchase price paid for the August Warrants then owned by such August Purchaser for each 30-day period for which the Company is non-compliant. On January 30, 2015, the Company received signed documentation from all of the August Purchasers waiving their right to liquidated damages and terminating the registration rights agreement.

The Company determined that the effect of the issuance of the 500,000 warrants was to induce the Purchasers to exercise warrants previously issued to them in the Offering. As a result, the Company recorded inducement expense of $1,262,068 during the twelve months ended December 31, 2014.

September Public Offering

On September 15, 2014, the Company closed on an underwritten public offering of its common stock and warrants. The Company offered 2,127,273 shares of common stock and warrants to purchase 2,127,273 shares of common stock, at a combined price to the public of $2.75 per share and related warrant. The warrants are exercisable for a period of five (5) years beginning on September 15, 2014 at an exercisable price of $3.288 per share. The Company received net proceeds of $4,954,042 from the public offering, after deducting the underwriting discount and other offering related expenses. The underwriters were Northland Securities, Inc., The Benchmark Company, LLC, and Newport Coast Securities Inc.

In connection with the underwritten public offering of the Company’s common stock and warrants on September 15, 2014, the Company was required to obtain a waiver and consent from the investors in the January 13, 2014 private offering in order to conduct the public offering at a price of $2.75 per share and warrant. As a result, on September 10, 2014, the Company issued the majority investors in the January 13, 2014 private offering, 261,131 unregistered shares of common stock and reduced the exercise price on the outstanding Warrants, June Warrants, and August Warrants from $3.00 to $2.00 per share of common stock for all of the investors. During the twelve months ended December 31, 2014, the Company recorded additional inducement expense of $718,110 and $232,360 related to the issuance of unregistered shares of common stock to the majority investors and the modification of the warrant exercise price, respectively.

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

The financial statements, notes to the financial statements and the respective reports of the Company’s independent registered accountants required to be filed in response to this Item 8 begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014. As discussed below, based on this evaluation, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2014 were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria set forth in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

As of December 31, 2014, we have identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions. Management has recently hired a Chief Financial Officer with significant experience to help address this situation. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2014 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions are as follows:

Name	Age	Position	Date First Elected or Appointed
Gino M. Pereira	57	Chief Executive Officer and Director	February 8, 2012
Vincent S. Miceli	57	Vice President and Chief Financial Officer	September 29, 2014
David Tunnell	49	Vice President and Chief Technology Officer	June 25, 2012
Major General David R. Gust, USA, Ret	70	Director	June 25, 2012
Michael J. D’Almada-Remedios, PhD	52	Director	September 26, 2013
Daniel P. Sharkey	58	Director	June 23, 2014

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

Vincent S. Miceli, has served as a Vice-President and Chief Financial Officer of the Company since September 29, 2014. Mr. Miceli has over 30 years of experience in executive, financial and operational management for companies based primarily in the United States. Prior to joining the Company, Mr. Miceli was Vice-President and Chief Financial Officer/Treasurer of Panolam Industries International, Inc., a privately held company which primarily designs, manufactures, and distributes decorative and industrial laminates from May 2006 to mid-December 2013. Prior to that, Mr. Miceli was the Chief Financial Officer and Corporate Controller of Opticare Health Systems, Inc., a company that provides integrated eye care services from 2004 to 2006. Prior to 2004, Mr. Miceli held senior accounting positions at Amphenol Corporation and United Technologies, Inc. Mr. Miceli holds a BS degree in accounting from Quinnipiac College, an MBA, with a concentration in Finance, from the University of Hartford and he is an affiliate member of both the AICPA and Connecticut Society of Certified Public Accountants.

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

Daniel P. Sharkey, has served as a director of the Company since June 23, 2014. Mr. Sharkey’s background includes 36 years of broad experience with finance and business development for technology companies. His key accomplishments in his prior engagements focused on expanding technology companies into new marketplaces and plotting and implementing successful, long-term growth strategies. Between 2007 and 2014, Mr. Sharkey was Executive Vice President of Business Development for ATMI, a publicly traded semi-conductor company. Mr. Sharkey originally joined ATMI as Chief Financial Officer in 1990. ATMI was sold to Entegris in 2014 for $1.15 billion.

From 1987 to 1990, before joining ATMI, Mr. Sharkey was Vice President of Finance for Adage, a publicly traded computer graphics manufacturer. From 1983 to 1987, Mr. Sharkey served as Corporate Controller for CGX Corporation, a venture capital backed, privately held, computer graphics manufacturer that merged with Adage in 1987. Mr. Sharkey was a Certified Public Accountant for KPMG from 1978 to 1983.

Mr. Sharkey earned a Bachelor of Arts degree in Economics and Accounting from the College of the Holy Cross in Worcester, Massachusetts.

Board Committees

Our Board of Directors currently has the following committees:

Audit – Daniel Sharkey*(1), David R. Gust, Michael J. D’Almada-Remedios, PhD

Compensation – David R. Gust*, Daniel Sharkey, Michael J. D’Almada-Remedios, PhD

Nominating and Governance – David R. Gust*, Daniel Sharkey, Michael J. D’Almada-Remedios, PhD

* --Indicates Committee Chair

(1)—Indicated Committee Financial Expert

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

●	evaluates the independent registered public accounting firm’s qualifications, independence and performance;
●	determines the engagement of the independent registered public accounting firm;
●	reviews and approves the scope of the annual audit and the audit fee;
●	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;
●	approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;
●	reviews our critical accounting policies and estimates; and
●	annually reviews the audit committee charter and the committee’s performance.

The audit committee operates under a written charter adopted by the Board of Directors that satisfies the applicable standards of NASDAQ.

Compensation Committee

Our compensation committee reviews and recommends policies relating to the compensation and benefits of our officers and employees. The compensation committee reviews and approves corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and makes recommendations to the board of directors regarding compensation of these officers based on such evaluations. The compensation committee administers the issuance of stock options and other awards under our stock plans. The compensation committee reviews and evaluates, at least annually, the performance of the compensation committee. The compensation committee operates under a written charter adopted by the board of directors that satisfies the applicable standards of NASDAQ.

Corporate Governance and Nomination Committee

Our corporate governance and nomination committee is responsible for, among other objectives, making recommendations to the Board regarding candidates for directorships; overseeing the evaluation of the board of directors; reviewing developments in corporate governance practices; developing a set of corporate governance guidelines, and; reviewing and recommending changes to the charters of other board committees. In addition, the corporate governance and nomination committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board concerning corporate governance matters.

Involvement in Certain Legal Proceedings

Except as described below, to the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

On September 29, 2014, Vincent S. Miceli joined the Company as Vice-President and Chief Financial Officer. Prior to joining the Company, Mr. Miceli was the Vice-President and Chief Financial Officer/Treasurer of Panolam Industries International, Inc., a privately held company engaged primarily in the design, manufacture and distribution of decorative and industrial laminates. Mr. Miceli was employed by Panolam from May 2006 to mid-December 2013. On November 4, 2009, Panolam filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware seeking relief under the provisions of chapter 11 of title 11 of the United States Code in order to facilitate a change in the company’s ownership and to restructure its debt that originated from a leveraged buyout that was already in place before Mr. Miceli joined the company. Mr. Miceli played an integral role in the prepackaged restructuring process which was completed within 30 days with no adverse effect on the company’s customers, vendors or employees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2014, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Form	Description
Gino M. Pereira	4	Was not filed timely following a return of shares pursuant to a January 2014 financing agreement.
Gino M. Pereira	4	Was not filed timely following a return of shares pursuant to a January 2014 financing agreement.
David Tunnell	4	Was not filed timely following a return of shares pursuant to a January 2014 financing agreement.
Michael J. D’Almada-Remedios, PhD	3	Was not filed timely following the appointment as a Director.
Michael J. D’Almada-Remedios, PhD	4	Was not filed timely following the acquisition of shares.
Michael J. D’Almada-Remedios, PhD	5	Refer to description of Form 4 above.
Major General David R. Gust, USA, Ret.	4	Was not filed timely following the acquisition of shares.
Major General David R. Gust, USA, Ret.	5	Refer to description of Form 4 above.
Daniel P. Sharkey	4	Was not filed timely following the acquisition of shares.

Item 11. Executive Compensation.

Summary Compensation Table for Fiscal Years 2014 and 2013

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2014, and 2013 in all capacities for the accounts of our executives, including the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gino M. Pereira,	2014	300,000	150,000	-	-	-	-	17,617	467,617
Chief Executive Officer	2013	150,000	-	-	-	-	-	-	150,000
David Tunnell,	2014	240,000	120,000	-	-	-	-	14,400	374,400
Chief Technology Officer	2013	120,000	-	-	-	-	-	-	120,000
Vincent S. Miceli (1),	2014	46,385	-	179,250	-	-	-	3,600	229,235
Chief Financial Officer	2013	-	-	-	-	-	-	-	-

(1)	Vincent S. Miceli joined the Company as Vice-President and Chief Financial Officer on September 29, 2014.

Employment Agreements

Effective October 1, 2012, we entered into an employment agreement with Gino M. Pereira, our Chief Executive Officer, which was amended effective March 14, 2013. The employment agreement has an initial term of 3 years beginning on October 1, 2012. In addition the employment agreement provides Mr. Pereira with a base salary of $150,000 per year, increasing to $300,000 per year upon the completion of the Company’s Wocket prototype (which occurred subsequent to year-end). The amended employment agreement also provides for:

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

We do not have employment agreements with Vincent S. Miceli, our Chief Financial Officer or David Tunnell, our Chief Technology officer.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by the named executives as of December 31, 2014. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule. As there are no outstanding awards, this table is blank.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Gino Pereira	-	-	-	-	-	-		$-	$-
David Tunnell	-	-	-	-	-	-		$-	$-
Vincent S. Miceli	-	-	-	-	-	-		$-	$-

Director Compensation for Fiscal 2014

Effective with the fourth quarter 2014 installment, our non-employee directors will now receive $60,000 annually for serving on our Board, which is paid quarterly in stock. Prior to the fourth quarter of 2014, our non-employee directors received $20,000 annually for serving on our Board. The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended December 31, 2014.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Major General David R. Gust, USA, Ret.	-	30,000	-	-	-	732	30,732
Michael J. D’Almada-Remedios, PhD	-	30,000	-	-	-	3,211	33,211
Daniel P. Sharkey	-	20,000	-	-	-	-	20,000

(1)	Major General David R. Gust, received 11,313 shares of common stock at an average price of approximately $2.65 per share.
(2)	Michael J. D’Almada-Remedios received 11,313 shares of common stock at an average price of approximately $2.65 per share.
(3)	Daniel P. Sharkey received 8,771 shares of common stock at an average price of approximately $2.28 per share.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of February 27, 2015 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of February 27, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of February 27, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and executive officers is c/o Nxt-ID, Inc., 288 Christian Street, Oxford, CT 06478.

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percent of class of Common Stock (1)
5% Shareholders:
None, other than those Directors and Officers listed below

Directors and Officers:
Gino M. Pereira Chief Executive Officer and Director	10,098,738	40.6%

David Tunnell Chief Technology Officer	7,714,208	31.0%

Vincent S. Miceli Vice-President and Chief Financial Officer	75,000	*

Major General David R. Gust, USA, Ret. Director	58,896	*

Michael J. D’Almada-Remedios, PhD Director	12,563	*

Daniel P. Sharkey Director	8,771	*
Directors and Officers as a group (6 persons)	17,968,176	72.3%

*	Less than 1%

(1)	Based on 24,858,874 shares of common stock issued and outstanding as of February 27, 2015. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

 Equity Compensation Plan Information as of December 31, 2014

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Plan (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	$-	2,183,506
Equity compensation plans not approved by security holders	-	-	-
Total	0	$-	2,183,506

(1)	Represents the shares authorized for issuance under the Nxt-ID, Inc. 2013 Long-Term Stock Incentive Plan, which was approved by the Company’s shareholders on January 3, 2013. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including Stock Options, Stock Awards, including stock issued to the Board of Directors for serving on the Company’s Board, and Stock Appreciation Rights is limited to 10% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 2,476,236 for fiscal 2015.

(2)	As of January 1, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

As we are listed on NASDAQ, our determination of independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. Our board affirmatively determined that Major General David R. Gust, Michael J. D’Almada-Remedios, PhD, and Daniel P. Sharkey, are “independent” directors, as that term is defined in the Nasdaq Stock Market Rules.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

Effective October 8, 2014, Marcum LLP resigned as the Company’s independent registered public accounting firm. Prior to Marcum’s resignation, the aggregate fees billed for professional services rendered for the review of our condensed consolidated financial statements for the first and second quarters ended March 31, 2014 and June 30, 2014, respectively, as well as services associated with the Form S-1 Registration Statement were $66,800. Effective October 30, 2014, the Company engaged KPMG LLP as its registered public accounting firm. The aggregate fees billed and expected to be billed by KPMG LLP for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2014 and for the review of our condensed consolidated financial statements are $195,000. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2013 and for the review of our S-1 Registration Statement were approximately $130,371.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed by Marcum LLP, $24,072 and $0, respectively for professional services rendered for tax compliance, tax advice, and tax planning. The billings received by the Company in 2014 for professional services rendered for tax compliance, tax advice, and tax planning pertain to tax years 2013 and prior. No tax services were rendered by KPMG LLP.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2014 and 2013.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The Chairman of the Audit Committee has been delegated the authority by the Committee to pre-approve interim services by the independent auditors other than the annual audit. The Chairman must report all such pre-approvals to the entire Audit Committee at the next Committee meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2014 and, 2013, the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended, the footnotes thereto, and the respective reports of KPMG LLP and Marcum LLP, both independent registered public accounting firms, are filed herewith.

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

Exhibit No.	Description of Exhibit

3.1(i)	Certificate of Incorporation (1)
3.1(ii)	Bylaws (1)
4.1	Form of Warrant Agreement and Form of Warrant (1)
4.2	Form of Warrant for January 2014 Offering (2)
4.3	Form of Agent Warrant for January 2014 Offering (2)
4.4	Form of Warrant for June 2014 and August 2014 Offerings (5)
4.5	Form of Warrant for September 2014 Offering (6)
4.6	Form of Underwriter Warrant for September 2014 Offering (6)
10. 1†	Form of Indemnification Agreement (1)
10.2 †	2013 Long Term Incentive Plan (1)
10.3 †	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.4 †	Employment Agreement Between Nxt-ID and Gino Pereira (3)
10.5	License Agreement between 3D-ID, LLC and Genex Technologies (1)
10.6	License Agreement between 3D-ID, LLC and Aellipsys Holdings (1)
10.7	Purchase Agreement between 3D-ID, LLC and Nxt-ID, Inc. (1)
10.8 ††	Manufacturing agreement with Identita Technologies, Inc., dated January 18, 2013 (4)
10.9	Form of Securities Purchase Agreement for January 2014 Offering (2)
10.11	Form of Securities Purchase Agreement for June 2014 and August 2014 Offerings (5)
10.12	Form of Registration Rights Agreement for June 2014 and August 2014 Offerings (5)
14.1	Code of Ethics (3)
21.1	List of Subsidiaries (1)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

† Management contract or compensatory plan or arrangement.

†† Confidential treatment has been received for schedules A, C, and D to the agreement

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-184673) with the SEC on January 31, 2013.

(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 17, 2014.

(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on February 24, 2014.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-184673) with the SEC on March 25, 2013.

(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 5, 2014.

(6)	Filed as Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 14, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxt-ID, Inc.

Date: March 6, 2015	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2015	By:	/s/ Vincent S. Miceli
Vincent S. Miceli Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 6, 2015	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 6, 2015	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: March 6, 2015	By:	/s/ Major General David R. Gust, USA, Ret.
Major General David R. Gust, USA, Ret. Director

Date: March 6, 2015	By:	/s/ Michael J. D’Almada-Remedios, PhD
Michael J. D’Almada-Remedios, PhD
Director

Date: March 6, 2015	By:	/s/ Daniel P. Sharkey
Daniel P. Sharkey
Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1(i)	Certificate of Incorporation (1)
3.1(ii)	Bylaws (1)
4.1	Form of Warrant Agreement and Form of Warrant (1)
4.2	Form of Warrant for January 2014 Offering (2)
4.3	Form of Agent Warrant for January 2014 Offering (2)
4.4	Form of Warrant for June 2014 and August 2014 Offerings (5)
4.5	Form of Warrant for September 2014 Offering (6)
4.6	Form of Underwriter Warrant for September 2014 Offering (6)
10. 1†	Form of Indemnification Agreement (1)
10.2 †	2013 Long Term Incentive Plan (1)
10.3 †	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.4 †	Employment Agreement Between Nxt-ID and Gino Pereira (3)
10.5	License Agreement between 3D-ID, LLC and Genex Technologies (1)
10.6	License Agreement between 3D-ID, LLC and Aellipsys Holdings (1)
10.7	Purchase Agreement between 3D-ID, LLC and Nxt-ID, Inc. (1)
10.8 ††	Manufacturing agreement with Identita Technologies, Inc., dated January 18, 2013 (4)
10.9	Form of Securities Purchase Agreement for January 2014 Offering (2)
10.11	Form of Securities Purchase Agreement for June 2014 and August 2014 Offerings (5)
10.12	Form of Registration Rights Agreement for June 2014 and August 2014 Offerings (5)
14.1	Code of Ethics (3)
21.1	List of Subsidiaries (1)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

† Management contract or compensatory plan or arrangement.

†† Confidential treatment has been received for schedules A, C, and D to the agreement

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-184673) with the SEC on January 31, 2013.

(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 17, 2014.

(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on February 24, 2014.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-184673) with the SEC on March 25, 2013.

(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 5, 2014.

(6)	Filed as Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 14, 2014.

Nxt-ID, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nxt-ID, Inc.:

We have audited the accompanying consolidated balance sheet of Nxt-ID, Inc. as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nxt-ID, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Stamford, Connecticut

March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Nxt-ID, Inc.

We have audited the accompanying consolidated balance sheet of Nxt-ID, Inc. and Subsidiary (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nxt-ID, Inc. and Subsidiary, as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

New York, NY

February 24, 2014

Nxt-ID, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

Assets

Current Assets
Cash	$2,201,287	$303,626
Restricted cash	28,439	-
Inventory	359,544	6,533
Prepaid expenses and other current assets	918,204	3,313
Total Current Assets	3,507,474	313,472

Property and equipment, net of accumulated depreciation of $13,157 and $684	156,223	7,734

Total Assets	$3,663,697	$321,206

Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities
Accounts payable	$535,209	$244,094
Accrued expenses	254,545	135,017
Customer deposits	138,599	-
Convertible notes payable, net of discount of $0 and $26,755, respectively	-	123,245
Derivative liability - warrants	-	1,531,303
Conversion feature liability	-	118,940
Total Current Liabilities	928,353	2,152,599

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 24,762,360 and 21,937,822 issued and outstanding, respectively	2,476	2,194
Additional paid-in capital (deficit)	11,562,887	(80,177)
Accumulated deficit	(8,830,019)	(1,753,410)

Total Stockholders' Equity (Deficiency)	2,735,344	(1,831,393)

Total Liabilities and Stockholders' Equity (Deficiency)	$3,663,697	$321,206

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Revenues	$-	$-
Costs of goods sold	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	2,432,660	835,162
Selling and marketing	1,396,077	81,323
Research and development	1,417,745	518,614

Total Operating Expenses	5,246,482	1,435,099

Operating Loss	(5,246,482)	(1,435,099)

Other Income and (Expense)
Interest income	1,235	-
Interest expense	(30,744)	(35,461)
Inducement expense	(2,212,538)	-
Unrealized gain (loss) on change in fair value of derivative liabilities	412,763	(73,974)
Total Other Expense, Net	(1,829,284)	(109,435)

Loss before Income Taxes	(7,075,766)	(1,544,534)
Provision for Income Taxes	(843)	-

Net Loss	$(7,076,609)	$(1,544,534)

Net Loss Per Share - Basic and Diluted	$(0.31)	$(0.07)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	22,849,010	21,409,369

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid-in Capital	Accumulated
	Shares	Amount	(Deficit)	Deficit	Total

Balance - January 1, 2013	20,752,000	$2,076	$200,224	$(208,876)	$(6,576)

Exercise of common stock purchase warrants	300,000	30	299,970	-	300,000

Issuance of common stock and warrants for cash, net of fees	443,063	44	588,736	-	588,780

Issuance of common stock for cash, net of fees	204,000	20	50,980	-	51,000

Issuance of common stock for services	377,222	38	311,202	-	311,240

Retirement of common stock by officers	(138,463)	(14)	14	-	-

Issuance of warrants in connection with offering (Note 8)	-	-	(1,531,303)	-	(1,531,303)

Net loss	-	-	-	(1,544,534)	(1,544,534)
Balance - December 31, 2013	21,937,822	$2,194	$(80,177)	$(1,753,410)	$(1,831,393)

Exercise of common stock purchase warrants, net of fees	500,000	50	1,469,950	-	1,470,000

Issuance of common stock and warrants for cash, net of fees	2,404,197	240	5,758,795	-	5,759,035

Unrealized gain on change in fair value of derivative liability	-	-	(412,763)	-	(412,763)

Issuance of common stock for services	280,637	28	765,947	-	765,975

Issuance of restricted stock to employees	-	-	26,833	-	26,833

Retirement of common stock by officers	(676,924)	(68)	68	-	-

Issuance of warrants in connection with offering (Note 8)	-	-	1,531,303	-	1,531,303

Write-off of conversion feature liability	-	-	118,940	-	118,940

Write-off of CI note and accrued interest	55,497	6	171,479	-	171,485

Inducement fees	261,131	26	2,212,512	-	2,212,538

Net loss	-	-	-	(7,076,609)	(7,076,609)
Balance - December 31, 2014	24,762,360	$2,476	$11,562,887	$(8,830,019)	$2,735,344

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(7,076,609)	$(1,544,534)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	12,473	585
Stock based compensation	792,808	311,240
Amortization of debt discount	26,755	18,211
Inducement fees	2,212,538	-
Unrealized (gain) loss on change in fair value of derivative liabilities	(412,763)	73,974
Changes in operating assets and liabilities:
Inventory	(353,011)	(6,533)
Prepaid expenses and other current assets	(910,911)	(3,313)
Accounts payable	268,106	244,094
Accrued expenses	141,013	65,738
Customer deposits	138,599	-
Total Adjustments	1,915,607	703,996
Net Cash Used in Operating Activities	(5,161,002)	(840,538)

Cash flows from Investing Activities
Restricted cash	(28,439)	-
Purchase of equipment	(137,953)	(6,436)
Net Cash Used in Investing Activities	(166,392)	(6,436)

Cash flows from Financing Activities
Proceeds received in connection with issuance of common stock and warrants, net	5,754,035	588,780
Proceeds received in connection with issuance of common stock, net	-	51,000
Proceeds from convertible notes payable	-	75,000
Proceeds received in connection with exercise of warrants	1,470,000	300,000
Proceeds received in connection with issuance of warrants	1,020	-
Proceeds from advances made by officer	-	64,000
Repayments of advances made by officer	-	(64,000)
Net Cash Provided by Financing Activities	7,225,055	1,014,780
Net Increase in Cash	1,897,661	167,806
Cash - Beginning of Year	303,626	135,820
Cash - End of Year	$2,201,287	$303,626

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Taxes	$-	$-
Non-cash financing activities:
Recognition of liability in connection with warrant exercise	$3,450,976	$-
Reclassification of warrant liability to additional paid-in capital in connection with warrant modification	$4,589,734	$-
Issuance of common stock in connection with conversion of note payable and accrued interest	$171,485	-
Reclassification of conversion feature liability in connection with note conversion	$98,722	$44,966
Retirement of common stock by officers	$68	$14
Issuance of warrants in connection with offering (Note 8)	$-	$1,531,303

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITY

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

NOTE 2 - GOING CONCERN AND MANAGEMENT PLANS

The Company is an early stage entity and incurred net losses of $7,076,609 during the year ended December 31, 2014. As of December 31, 2014 the Company had working capital and stockholders’ equity of $2,579,121 and $2,735,344, respectively. In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to December 31, 2014 or any additional funds raised will be sufficient to execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiary, 3D-ID. Intercompany balances and transactions have been eliminated upon consolidation.

CASH

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. At December 31, 2014 and 2013, the Company had no cash equivalents.

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

REVENUE RECOGNITION

The Company’s 3D facial recognition and identification products are currently available for sale and the Company has begun accepting pre-orders on its Mobile Bio Wocket. The Company recognizes revenue in connection with the sale of these products when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. As of December 31, 2014, the Company has received $138,599 in customer deposits in connection with pre-orders of its Mobile Bio Wocket.

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

PROPERTY AND EQUIPMENT

Property and equipment consisting of furniture, fixtures and tooling is stated at cost. The costs of additions and improvements are generally capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful life of the respective asset as follows:

Equipment	5 years
Furniture and fixtures	3 to 5 years
Tooling and molds	2 to 3 years

Depreciation expense for the year ended December 31, 2014 and 2013 was $12,473 and $585, respectively.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventory at December 31, 2014 consists of raw materials and is valued at the lower of cost or market with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value. As of December 31, 2014 inventory is comprised of $359,544 in raw materials on hand. In addition, as an early stage entity, the Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of December 31, 2014, $423,054 of prepayments made for inventory is included in prepaid expenses and other current assets on the consolidated balance sheet.

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

DEBT DISCOUNT AND AMORTIZATION OF DEBT DISCOUNT

Debt discount represents the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt. The amortization of debt discount is included as a component of interest expense included in other income and expenses in the accompanying statements of operations.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine the partnership/corporate tax returns for three years from the date of filing. The Company has filed all of its tax returns for all prior periods through December 31, 2014. As a result, the Company’s net operating loss carryovers will now be available to offset any future taxable income.

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

NET LOSS PER SHARE

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities realizable from the exercise of 3,629,776 warrants as of December 31, 2014 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of December 31, 2013, potentially dilutive securities realizable from the exercise of 454,600 warrants and from the conversion of the Company’s then outstanding note payable into 50,000 shares of common stock as of December 31, 2013, respectively, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

RESEARCH AND DEVELOPMENT

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2014	2013
Salaries and payroll taxes	$35,239	$18,750
Reimbursable expenses	5,426	196
Consulting fees	10,000	18,574
Audit fees	50,000	-
Insurance	136,349	-
Rent	628	-
State income taxes	843	-
Royalty fees	-	35,000
Investment banking fees	-	45,000
Interest expense - convertible note	-	17,497
Other	16,060	-
Totals	$254,545	$135,017

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Since the Note was converted on February 18, 2014, the Company re-measured the conversion feature liability associated with the convertible note payable on that date. The Company recorded an unrealized gain on the change in the fair value of the conversion feature liability of $20,218 for the nine months ended September 30, 2014 (see Note 6 below) and reclassified the re-measured conversion feature of $98,722 to additional paid-in capital. Since the Note was converted, the remaining unamortized portion of the debt discount of $26,755 was expensed during the first quarter of 2014.

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

The conversion feature embedded within the Company’s convertible notes payable and the warrants issued in connection with the Offering (as defined in Note 8) did not have fixed settlement provisions on the dates they were initially issued because the conversion and exercises prices could have been lowered if the Company issued securities at lower price before conversion.

During 2014, the derivative liabilities were valued using the Black-Scholes option valuation model and the following weighted average assumptions on the following dates:

	February 21, 2014	February 18, 2014	January 13, 2014
Embedded Conversion Feature and Warrant Liability:
Risk-free interest rate	1.52%	.10%	1.60%
Expected volatility	105.36%	105.36%	123.54%
Expected life (in years)	4.88	.75	5.00
Expected dividend yield	-	-	-
Number of shares	1,391,539	55,497	941,539
Fair value	$4,589,734	$98,722	$3,450,976

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DERIVATIVE LIABILITIES (CONTINUED)

During 2013, the derivative liabilities were valued using the Black-Scholes option valuation model and the following weighted average assumptions on the following dates:

	May 25, 2013	December 31, 2013
Embedded Conversion Feature and Warrant Liability:
Risk-free interest rate	0.30%	0.30%
Expected volatility	91.17%	123.54%
Expected life (in years)	1.60	4.59
Expected dividend yield	-	-
Number of shares	120,000	500,000
Fair value	$44,966	$1,650,243

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

Fair Value Measurement

Valuation Hierarchy

ASC 820, “Fair Value Measurements and Disclosures,” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company had no liabilities carried at fair value that were measured on a recurring basis at December 31, 2014.

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2013:

		Fair Value Measurements at December 31, 2013
	Total Carrying Value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,650,243	$-	$-	$1,650,243

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DERIVATIVE LIABILITIES (CONTINUED)

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

As of December 31, 2014, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the year ended December 31, 2014	For the year ended December 31, 2013

Beginning liability balance	$1,650,243	$-
Recognition of derivative value in equity	3,450,976	1,531,303
Recognition of conversion feature liability	-	44,966
Net unrealized gain on derivative liabilities in equity	(392,545)	-
Net unrealized (gain) loss on conversion feature liabilities	(20,218)	73,974
Adjustment to additional paid-in capital upon conversion and modification	(4,688,456)	-
Ending balance	$-	$1,650,243

The Company held no Level 3 financial instruments at December 31, 2014.

NOTE 7 - ADVANCES FROM OFFICER

During the year ended December 31, 2013, the Company received an aggregate of $64,000 of cash advances from an officer of the Company and made aggregate repayments of $64,000.  The advances were non-interest bearing and short-term in nature.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

On various dates, during the first nine months ended September 30, 2014, the Company received gross proceeds of $1,500,000 in connection with the exercise of 500,000 warrants into 500,000 shares of common stock at an exercise price of $3.00 per share, net of fees paid upon the exercise of the warrants issued in the Offering per the terms of the underwriter agreement of $30,000. Upon exercise, pursuant to the Purchase Agreement, the Company’s Founders cancelled a corresponding number of shares for each Warrant Share issued. As a result, the Founders retired 400,000 shares of common stock.

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

The Registration Statement was not filed by the Filing Date or declared effective by the Required Effective Date of December 15, 2014. Under the original terms of the arrangement, the Company was required to pay partial liquidated damages to each June Purchaser in the amount equal to two percent (2%) for the purchase price paid for the June Warrants then owned by such June Purchaser for each 30-day period for which the Company is non-compliant. On January 30, 2015, the Company received signed documentation from all of the June Purchasers waiving their right to liquidated damages and terminating the registration rights agreement.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

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

The August Registration Statement was not filed by the Filing Date or declared effective by the Required Effective Date. Under the original terms of the arrangement, the Company was required to pay partial liquidated damages to each August Purchaser in the amount equal to two percent (2%) for the purchase price paid for the August Warrants then owned by such August Purchaser for each 30-day period for which the Company is non-compliant. On January 30, 2015, the Company received signed documentation from all of the August Purchasers waiving their right to liquidated damages and terminating the registration rights agreement.

The Company determined that the effect of the issuance of the 500,000 warrants was to induce the Purchasers to exercise warrants previously issued to them in the Offering. As a result, the Company recorded inducement expense of $1,262,068 during the nine months ended September 30, 2014.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

The following table summarizes the Company's warrants outstanding and exercisable at December 31, 2013 and 2014:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at January 1, 2013	-	$-	-	$-
Issued	754,600	2.34	-	-
Exercised	(300,000)	1.00	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at December 31, 2013	454,600	$3.23	4.97	$351,300
Issued	3,675,176	2.79	4.51	-
Exercised	(500,000)	3.00	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at December 31, 2014	3,629,776	$2.80	4.51	$283,828

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

Long-Term Stock Incentive Plan

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 2,476,236 at December 31, 2014. During the year ended December 31, 2014, the Company issued 31,397 shares under the plan to three non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $80,000. Also during the year ended December 31, 2014, the Company issued 112,500 shares with an aggregate fair value of $275,225 to one executive officer and five non-executive employees. These shares were issued with no Company imposed restrictions and as a result, the aggregate fair value of $275,225 was expensed entirely in 2014. On November 18, 2014 the Company granted 215,000 restricted shares with an aggregate fair value of $451,500 to six non-executive employees and one consultant. The vesting period for these restricted shares is twelve months with the exception of one award that vests over a thirty-six month period. During the year ended December 31, 2014, the Company expensed $26,833 related to these restricted stock awards. During the year ended December 31, 2013, the Company issued 48,833 restricted shares under the plan to two non-executive directors with an aggregate fair value $30,000. During the year ended December 31, 2013, the Company issued 100,000 shares with an aggregate fair value $100,000 to four non-executive employees. At December 31, 2014, a total of 292,730 shares have been issued from the Plan and 2,183,506 are available to be issued.

NOTE 9 - INCOME TAXES

As of December 31, 2014 and 2013, the Company had approximately $6,508,916 and $1,641,000, respectively, of US federal and state net operating loss (“NOLs”) carryovers available to offset future taxable income, which expire beginning in 2033. In addition, the Company had tax credit carryforwards of $75,337 at December 31, 2014 that will be available to reduce future tax liabilities. The tax credit carryforwards will begin to expire beginning in 2033.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control. The Company has determined that a change of control has not occurred as of December 31, 2014 and therefore none of the NOLs are limited under Section 382. The Company has no material uncertain tax positions for any of the reporting periods presented. The Company has filed all of its tax returns for all prior periods through December 31, 2014. As a result, the Company’s net operating loss carryovers will now be available to offset any future taxable income.

The income tax provision consists of the following:

	December 31,
	2014	2013
Current
Federal	$-	$-
State	843	-
	843	-
Deferred
Federal	(1,744,445)	(491,900)
State	(314,699)	(71,500)
	(2,059,144)	(563,400)
Change in valuation allowance	2,059,144	563,400
Total income tax provision	$843	$-

A reconciliation of the effective income tax rate and the statutory federal income tax rate is as follows:

	December 31,
	2014	2013
U.S. federal statutory rate	34.00%	(34.00)%
State income tax rate, net of federal benefit	2.93	(4.95)
Inducement expenses	(10.63)	-
Other permanent differences	2.79	2.47
Less: valuation allowance	(29.10)	36.48
Provision for income taxes	(.01)%	-%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts became deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainties exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2014 and 2013, the change in valuation allowance was $2,059,144 and $563,400.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforward	$2,487,784	$639,100
Tax credits	75,337	-
Accruals and reserves	23,023	-
Restricted stock	114,712	-
Derivative liability	-	10,421
Total deferred tax assets before valuation allowance:	$2,700,856	$649,521
Valuation allowance	(2,698,243)	(639,100)
Deferred tax assets, net of valuation allowance	2,613	10,421

Deferred tax liabilities:
Fixed assets	$(2,613)	$-
Convertible debt	-	(10,421)
Total deferred tax liabilities	(2,613)	(10,421)

Net deferred tax asset (liability)	$-	$-

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

COMMITMENTS

On August 19, 2011, the Company signed a licensing agreement with Technest Holdings, Inc. and Genex Technologies, Inc., which granted 3D-ID a perpetual sub-licensable, exclusive, worldwide license to use their intellectual property in U.S. Federal and State markets, and a non-exclusive license in all other markets. The Company’s Chief Executive Officer (“CEO”) is a stockholder of and was the former CEO of Technest Holdings, Inc. In consideration of the license of rights affected by this Agreement, 3D-ID is obligated to pay Technest a royalty equal to 5% of net sales with a minimum royalty of $15,000 during the first two years and $20,000 for each contract year thereafter. For the year ended December 31, 2013, the Company incurred $15,000, in connection with the agreement. As of December 31, 2013, $35,000 of minimum royalties are included in accrued expenses in the consolidated balance sheet in connection with the agreement.

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

In November 2012, the Company entered into an agreement with a technology consulting firm to provide strategic marketing and sales services to the Company with respect to developing business opportunities with the Federal Government through March 2013. Pursuant to the agreement, the Company agreed to pay the consultant a monthly cash fee of $5,500 and a sales commission of 5% on executed contracts. The agreement ended in May, 2013. For the year ended December 31, 2013, the Company incurred expenses in connection with this agreement of $11,000.

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

On July 3, 2014, the Company entered into a purchase commitment with a certain vendor for an aggregate amount of $696,500. The purchase commitment originally called for monthly deliveries through February 1, 2015. On December 16, 2014, the Company modified the purchase commitment by rescheduling certain of the original shipping dates to various dates later in 2015. As of December 31, 2014, the Company has paid $139,300 towards this purchase commitment.

On September 12, 2014, the Company entered into a lease agreement for office space in Oxford, Connecticut. The term of the lease is for two (2) years with a monthly rent of $2,300 in the first year, increasing to $2,450 per month in the second year. On October 3, 2014, the Company entered into a lease agreement for customer service and warehouse space in Melbourne, Florida. The lease term commences on January 1, 2015. The term of the lease is for three (3) years with a monthly rent amount of $6,395 which includes the base rent, an escrow for taxes and insurance, common area maintenance charges and applicable sale tax. The Company incurred rent expense of $28,071 for the year ended December 31, 2014, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2015	$125,058
2016	121,477
2017	87,426
Total future lease obligations	$333,961

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

EMPLOYMENT AGREEMENT

Effective October 1, 2012, Nxt-ID entered into an employment agreement with its Chief Executive Officer. The employment agreement provides for:

●	An initial term of 3 years beginning on October 1, 2012.

●	A base salary of $150,000 per year, increasing to $300,000 per year, which occurred effective January 1, 2014.

●	Payment of all necessary and reasonable out-of-pocket expenses incurred by the executive in the performance of his duties under the agreement.

●	Eligibility to participate in bonus or incentive compensation plans that may be established by the board of directors from time to time applicable to the executive's services.

●	Eligibility to receive equity awards as determined by the board of directors, or a committee of the board of directors, composed in compliance with the corporate governance standards of any applicable listing exchange.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Effective January 1, 2015, the Company amended and renewed an existing contract with a public relations, media and marketing consulting firm. The term of the amended and renewed agreement shall be for twelve months and the agreement includes an option for renewal. The Company will pay the consulting firm $5,000 in cash and 6,000 restricted shares of the Company’s common stock on a monthly basis.

On January 15, 2015, the Company entered into an agreement with a strategic business consulting firm. The term of the agreement shall be for a period of twelve months and may be cancelled by either of the parties at any point after six months with thirty days advance notice. The Company will pay the consulting firm $5,000 in cash and 5,000 restricted shares of the Company’s common stock on a monthly basis.

On January 19, 2015, the Company entered into an agreement with a consulting firm whereby the consulting firm will provide marketing related services for the Company for a period of six months. Upon execution of this agreement, the Company paid the consulting firm $50,000 in cash compensation and also issued the consulting firm 25,000 shares of common stock valued at $68,750 on the date of issuance.

On January 28, 2015, the Company received proceeds of $100,000 in connection with the exercise of 50,000 warrants into 50,000 shares of common stock at an exercise price of $2.00 per share.

On January 30, 2015, the Company received signed documentation from all of the June and August Purchasers of warrants waiving their right to liquidated damages and terminating the registration rights agreement.

Effective March 5, 2015, the majority investors in the January 2014 offering waived a provision that required certain stockholders of the Company to surrender shares of common stock proportional to the number of warrants exercised. To date, these stockholders have retired 697,054 shares of common stock which will remain in treasury.

