Form 10-Q
period 2015-03-31
Nxt-ID, Inc.
filed 2015-05-14
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

(203) 266-2103

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

As of May 12, 2015, there were 25,489,338 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2015

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets

Current Assets
Cash	$324,238	$2,201,287
Restricted cash	28,419	28,439
Inventory	566,134	359,544
Prepaid expenses and other current assets	808,749	918,204
Total Current Assets	1,727,540	3,507,474

Property and equipment, net of accumulated depreciation of $48,354 and $13,157, respectively	316,634	156,223

Total Assets	$2,044,174	$3,663,697

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$375,083	$535,209
Accrued expenses	344,261	254,545
Customer deposits	131,784	138,599
Total Current Liabilities	851,128	928,353

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 25,067,338 and 24,762,360 issued and outstanding, respectively	2,507	2,476
Additional paid-in capital	12,067,611	11,562,887
Accumulated deficit	(10,877,072)	(8,830,019)

Total Stockholders’ Equity	1,193,046	2,735,344

Total Liabilities and Stockholders’ Equity	$2,044,174	$3,663,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Revenues	$2,270	$-
Cost of goods sold	1,990	-

Gross Profit	280	-

Operating Expenses
General and administrative	816,443	295,926
Selling and marketing	658,034	60,184
Research and development	573,255	164,278

Total Operating Expenses	2,047,732	520,388

Operating Loss	(2,047,452)	(520,388)

Other Income and (Expense)
Interest income	399	-
Interest expense	-	(30,744)
Unrealized gain on change in fair value of derivative liabilities	-	412,763
Total Other Income, Net	399	382,019

Net Loss	(2,047,053)	(138,369)

Net Loss Per Share – Basic and Diluted	$(0.08)	$(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	24,877,756	21,967,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities
Net Loss	$(2,047,053)	$(138,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,197	421
Stock based compensation	263,353	34,000
Amortization of debt discount	-	26,755
Unrealized gain on change in fair value of derivative liabilities	-	(412,763)
Changes in operating assets and liabilities:
Inventory	(206,590)	(22,935)
Prepaid expenses and other current assets	150,857	-
Accounts payable	(164,330)	(162,182)
Accrued expenses	89,716	(88,375)
Customer deposits	(6,815)	-
Total Adjustments	161,388	(625,079)
Net Cash Used in Operating Activities	(1,885,665)	(763,448)

Cash Flows from Investing Activities
Restricted cash	20	-
Purchase of equipment	(191,404)	(1,995)
Net Cash Used in Investing Activities	(191,384)	(1,995)

Cash Flows from Financing Activities
Proceeds received in connection with issuance of common stock and warrants, net	-	799,994
Proceeds from exercise of common stock warrants	200,000	-
Net Cash Provided by Financing Activities	200,000	799,994
Net (Decrease) Increase in Cash	(1,877,049)	34,551
Cash – Beginning of Period	2,201,287	303,626
Cash – End of Period	$324,238	$338,177

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Taxes	$1,000	$-
Non-cash financing activities:
Recognition of liability in connection with warrant issuance	$-	$3,450,976
Reclassification of warrant liability to additional paid-in capital in connection with warrant modification	$-	$4,589,734
Issuance of common stock in connection with conversion of note payable and accrued interest	$-	$171,485
Reclassification of conversion feature liability in connection with note conversion	$-	$98,722
Retirement of common stock by officers	$-	$28

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of March 31, 2015 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2015 and 2014 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any future interim period. The condensed consolidated balance sheet at December 31, 2014 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 6, 2015.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Going Concern and Management Plans

The Company is an early stage entity and incurred an operating loss of $2,047,452 and a net loss of $2,047,053 during the three months ended March 31, 2015. As of March 31, 2015 the Company had working capital and stockholders’ equity of $876,412 and $1,193,046, respectively. In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to March 31, 2015 or any additional funds raised will be sufficient to execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiary, 3D-ID. Intercompany balances and transactions have been eliminated in consolidation.

Inventory

Inventory at March 31, 2015 consists of raw materials and is valued at the lower of cost or market with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value. As of March 31, 2015 inventory comprised of $566,134 in raw materials on hand. In addition, as an early stage entity, the Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of March 31, 2015, $456,938 of prepayments made primarily for raw materials inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Revenue Recognition

The Company’s 3D facial recognition and identification products are currently available for sale. In the latter part of March 2015, the Company began shipping on a limited basis the Mobile Bio Wocket to customers who pre-ordered the product in 2014. The Company recognizes revenue in connection with the sale of these products when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. As of March 31, 2015, the Company has $131,784 in customer deposits remaining in connection with pre-orders of its Mobile Bio Wocket.

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

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt. See Note 4.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary Of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company generally amortizes the employee stock-based compensation over the vesting period. The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests or becomes non-forfeitable. Non-employee stock-based compensation charges are amortized over the vesting period or as earned.

Net Loss per Share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities realizable from the exercise of 3,529,776 warrants as of March 31, 2015, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of March 31, 2014, potentially dilutive securities realizable from the exercise of 1,396,139 warrants were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

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

The Company received notice on February 11, 2014 from CII regarding converting the Note, along with accrued interest of $21,485, into common stock at a 25% discount to the Company’s closing stock price on February 17, 2014. Since February 17, 2014 was a holiday the Company used its closing stock price on February 18, 2014 to determine the number of shares issued to CII resulting from the conversion. The Company issued 55,497 shares in full relief of its outstanding debt and accrued interest of $171,485.

Since the Note was converted on February 18, 2014, the Company re-measured the conversion feature liability associated with the convertible note payable on that date. The Company recorded an unrealized gain on the change in the fair value of the conversion feature liability of $20,218 for the three months ended March 31, 2014 (See Note 6) and reclassified the re-measured conversion feature of $98,722 to additional paid-in capital. Since the Note was converted the remaining unamortized portion of the debt discount of $26,755 was expensed during the first quarter of March 31, 2014.

Note 5 – Derivative liabilities

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

(Unaudited)

Note 5 – Derivative liabilities (continued)

During 2014, the derivative liabilities were valued using the Black-Scholes option valuation model and the following weighted average assumptions on the following dates:

	February 21, 2014	February 18, 2014	January 13, 2014
Embedded Conversion Feature and Warrant Liability:
Risk-free interest rate	1.52%	0.10%	1.60%
Expected volatility	105.36%	105.36%	123.54%
Expected life (in years)	4.88	0.75	5.00
Expected dividend yield	–	–	–
Number of shares	1,391,539	55,497	941,539
Fair value	$4,589,734	$98,722	$3,450,976

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

(Unaudited)

Note 5 – Derivative liabilities (continued)

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

Note 6 - Stockholders' Equity

January 2014 Private Placement

On January 13, 2014, the Company closed a “best efforts” private offering of $1,000,000 (the “Offering”) with a group of accredited investors (the “Purchasers”) and the Company exercised the over-subscription amount allowed in the Offering of $350,000, for total gross proceeds to the Company of $1,350,000 before deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the Purchasers (the “Purchase Agreement”), the Company issued to the Purchasers (i) 415,387 shares of the Company’s common stock, par value $0.0001 per share and (ii) warrants (the “Warrants”) to purchase 1,350,000 shares (the “Warrant Shares”) of the Company’s common stock at an exercise price of $3.25 per share. In connection with the Offering, 138,463 units were sold at the end of December 2013 and 276,924 units were sold in January 2014, all at $3.25 per unit. As a result, the Company received aggregate gross proceeds of $450,000 in December 2013 from the issuance of 138,463 shares of common stock and 450,000 Warrants, and the Company received $900,000 in January 2014 from the issuance of 276,924 shares of common stock and 900,000 Warrants. Costs incurred associated with the Offering in December 2013 and January 2014 was $56,820 and $100,006, respectively. In January 2014, the placement agent received 41,539 Warrants to purchase 41,539 shares of the Company’s common stock as fees.

Pursuant to the Purchase Agreement, the Company’s founders who are members of management (the “Founders”) agreed to cancel a corresponding number of shares of common stock to those shares of common stock issued in the Offering and place in escrow a corresponding number of shares to be cancelled for each Warrant Share issued. As a result, the Founders retired 138,463 and 276,924 shares of common stock in December 2013 and January 2014, respectively.

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

On February 21, 2014, the Company amended the terms of the 1,391,539 Warrants issued in the Offering as compensation to the placement agent to eliminate the anti-dilution provision and to lower the exercise price of the Warrants from $3.25 to $3.00. As a result of the Warrant modifications, the Company re-measured the Warrant liability on the modification date and recorded an unrealized gain on derivative liabilities of $448,072 and reclassified the aggregate re-measured value of the Warrants of $4,514,772 to additional paid-in capital. See Note 5 above.

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

Effective March 5, 2015, the Purchasers holding a majority of the securities offered in the January 2014 offering waived a provision that required certain stockholders of the Company to surrender shares of common stock proportional to the number of warrants exercised. To date, these stockholders have retired 697,054 shares of common stock which will remain in treasury.

June 2014 Private Placement

From June 12, 2014 to June 17, 2014, the Company conducted a private offering with a group of accredited investors (the “June Purchasers”) who had previously participated in the Offering that occurred between December 30, 2013 and January 13, 2014. Pursuant to a securities purchase agreement with the June Purchasers, the Company issued to the June Purchasers warrants (the “June Warrants”) to purchase an aggregate of 400,000 shares (the “June Shares”) of the Company’s common stock at an exercise price of $3.00 per share. The June Warrants are exercisable for a period of five (5) years from the original issue date. The exercise price for the June Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

In connection with the issuance of the June Warrants, the Company entered into a registration rights agreement with the June Purchasers pursuant to which the Company agreed to register the June Shares and all of the shares of common stock then issued to the June Purchasers on a Form S-1 registration statement (the “June Registration Statement”) to be filed with the SEC ninety (90) days following the completion of an underwritten public offering (the “Filing Date”) and to cause the June Registration Statement to be declared effective under the Securities Act within ninety (90) days following the Filing Date (the “Required Effective Date”).

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

In connection with the issuance of the August Warrants, the Company entered into a registration rights agreement with the August Purchasers pursuant to which the Company agreed to register the August Shares and all of the shares of common stock then issued to the August Purchasers on a Form S-1 registration statement (the August Registration Statement”) to be filed with the SEC ninety (90) days following the Filing Date and to cause the August Registration Statement to be declared effective under the Securities Act by the Required Effective Date.

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

The Company determined that the effect of the issuance of the 500,000 warrants was to induce the June Purchasers and August Purchasers to exercise warrants previously issued to them in the Offering. As a result, the Company recorded inducement expense of $1,262,068 during the twelve months ended December 31, 2014.

September 2014 Public Offering

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

In connection with the underwritten public offering of the Company’s common stock and warrants on September 15, 2014, the Company was required to obtain a waiver and consent from the investors in the January 13, 2014 private offering in order to conduct the public offering at a price of $2.75 per share and warrant. As a result, on September 10, 2014, the Company issued the majority Purchasers in the January 13, 2014 private offering, 261,131 unregistered shares of common stock and reduced the exercise price on the outstanding Warrants, June Warrants, and August Warrants from $3.00 to $2.00 per share of common stock for all of the investors. During the twelve months ended December 31, 2014, the Company recorded additional inducement expense of $718,110 and $232,360 related to the issuance of unregistered shares of common stock to the majority Purchasers and the modification of the warrant exercise price, respectively.

2015 Warrant Exercises

Between January 28, 2015 and March 31, 2015, the Company received proceeds of $200,000 in connection with the exercise of 100,000 warrants into 100,000 shares of common stock at an exercise price of $2.00 per share.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Stockholders' Equity (continued)

The following table summarizes the Company's warrants outstanding and exercisable at March 31, 2015:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding and Exercisable at January 1, 2015	3,629,776	$2.80	4.51	$283,828
Issued	-	-	-	-
Exercised	(100,000)	2.00	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at March 31, 2015	3,529,776	$2.83	4.28	$1,235,932

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 2,476,236 at January 1, 2015. During the three months ended March 31, 2015, the Company issued 15,255 shares of common stock under the plan to three non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $45,000. On November 18, 2014 the Company granted 215,000 restricted shares of common stock with an aggregate fair value of $451,500 to six non-executive employees and one consultant. The vesting period for these restricted shares of common stock is twelve months with the exception of one award that vests over a thirty-six month period. During the three months ended March 31, 2015, the Company expensed $60,375 related to these restricted stock awards. During the three months ended March 31, 2014, the Company issued 2,526 restricted shares of common stock under the plan to two non-executive directors with an aggregate fair value $10,000. At March 31, 2015, a total of 307,985 shares of common stock have been issued from the Plan and 2,168,251 are available to be issued.

During the three months ended March 31, 2015, the Company accrued $189,625 of discretionary management and employee bonus expense.

During the three months ended March 31, 2015, the Company issued 71,390 shares of common stock with a fair value of $199,380 to non-employees for services rendered. The Company recorded expense of $157,978 in the three months ended March 31, 2015 in connection with the issuance of common stock to non-employees.

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

Commitments

On September 12, 2014, the Company entered into a lease agreement for office space in Oxford, Connecticut. The term of the lease is for two (2) years with a monthly rent of $2,300 in the first year, increasing to $2,450 per month in the second year.

On October 3, 2014, the Company entered into a lease agreement for warehouse space in Melbourne, Florida. The lease term commenced on January 1, 2015. The term of the lease is for three (3) years with a monthly rent amount of $6,395 which includes the base rent, an escrow for taxes and insurance, common area maintenance charges and applicable sale tax.

The Company incurred rent expense of $32,079 and $2,427 for the three months ended March 31, 2015 and 2014, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2015 (remaining)	$94,079
2016	121,575
2017	87,459
Total future lease obligations	$303,113

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued.

On April 7, 2015, the Company received $100,000 in connection with the exercise of 50,000 warrants into 50,000 shares of common stock at an exercise price of $2.00 per share.

On April 23, 2015, the Company received $50,000 in connection with the exercise of 25,000 warrants into 25,000 shares of common stock at an exercise price of $2.00 per share.

On April 23, 2015, the Company entered into a waiver and termination of certain rights agreement whereby the majority purchasers of common shares and warrants in the January 13, 2014 financing agreed to terminate certain provisions in the Securities Purchase Agreement dated as of January 13, 2014 for an aggregate of 250,000 shares of common stock.

On April 24, 2015, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with a group of accredited investors (the “April Purchasers”) pursuant to which the Company sold to such purchasers an aggregate of $1,575,000 principal amount of secured convertible notes (the “Convertible Notes”), a Class A Common Stock Purchase Warrant (the “Class A Warrant”) to purchase up to 468,749 shares of the Company’s common stock and a Class B Common Stock Purchase Warrant (the “Class B Warrant,” and together with the Class A Warrant, the “Warrants”) to purchase up to 468,749 shares of the Company’s common stock. The Convertible Notes bear interest at 6% per annum and are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.52 per share. The Class A Warrant and Class B Warrant are exercisable beginning six (6) months after issuance through the fifth (5th) anniversary of such initial exercisability date. The Class A Warrant has an initial exercise price equal to $3.02 per share and the Class B Warrant has an initial exercise price equal to $5.00 per share.

In connection with the sale of the Convertible Notes and Warrants, the Company entered into a registration rights agreement, dated April 24, 2015 (the “Registration Rights Agreement”), with the April Purchasers, pursuant to which the Company agreed to register the shares of common stock underlying the Convertible Notes and Warrants on a Form S-3 registration statement (the “Registration Statement”) to be filed with the Securities and Exchange Commission within ten (10) business days after the date of the issuance of the Convertible Notes and Warrants (the “Filing Date”) and to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”) within ninety (90) days following the Filing Date. If certain of its obligations under the Registration Rights Agreement are not met, the Company is required to pay partial liquidated damages to each April Purchaser.

In connection with the sale of the Convertible Notes and Warrants, the Company entered into a security agreement, dated April 24, 2015 (the “Security Agreement”), between the Company, 3D-ID and the collateral agent thereto. Pursuant to the Security Agreement, the April Purchasers were granted a security interest in certain personal property of the Company and 3D-ID to secure the payment and performance of all obligations of the Company and 3D-ID under the Convertible Notes, Warrants, April Purchase Agreement, Registration Rights Agreement and Security Agreement. In addition, in connection with the Security Agreement, 3D-ID executed a subsidiary guaranty, pursuant to which it agreed to guarantee and act as surety for payment of the Convertible Notes and other obligations of the Company under the Warrants, April Purchase Agreement, Registration Rights Agreement and Security Agreement.

On April 30, 2015, the Company entered into an agreement with a consulting firm whereby the consulting firm will provide capital market analysis and related services for the Company for a period of six months. Upon execution of this agreement, the Company paid the consulting firm $37,500 in cash compensation and also issued the consulting firm 30,000 shares of common stock valued at $72,000 on the date of issuance. Pursuant to the terms and conditions of the agreement, the Company will pay an additional $37,500 to the consulting firm on July 31, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2015 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

We are an early stage technology company that is focused on developing and marketing products, solutions, and services for organizations that have a need for biometric secure access control. We have three distinct lines of business that we are currently pursuing: law enforcement, m-commerce, and biometric access control applications. Our initial efforts focused on our secure products offering for law enforcement, the Department of Defense, and Homeland Security through our 3D FaceMatch® biometric identification systems. In parallel we have developed a secure biometric electronic smart wallet, the Wocket™, for the growing m-commerce market. We believe that the Wocket™ constitutes unique technology because it takes a very different approach relative to the current offerings: instead of replacing the wallet through a smartphone, our aim is to improve it. We believe that our Wocket™® will reduce the number of cards carried in a consumer’s wallet while supporting most payment methods currently available at point of sale at retailers around the world, including magnetic stripe, barcodes and Quick Response (QR) Codes and in the near future near field communications, all within a secure biometric vault. We have also recently launched a new biometric authentication product named Voicematch®. This product is a new method of recognizing both the voice of speakers and specific words they use providing innovative multi-factor recognition that is efficient enough to run on low-power devices.

Using our biometrics technologies, we plan to address the growing m-commerce market with our innovative MobileBio™ suite of biometric solutions that secure mobile platforms. Currently, most mobile devices continue to be protected simply by questions that a user asks and PIN numbers. This security methodology is easily duplicated on another device and can be easily spoofed or hacked. Nxt-ID’s biometric security paradigm is Dynamic Pairing Codes (DPCs). DPCs are a new, proprietary method to secure users, devices, accounts, locations and servers over any communication media by sharing key identifiers, including biometric-enabled identifiers, between end-points by passing DPCs (random numbers) between end-points to establish sessions and/or transactions without exposing identifiers or keys. Our plan also anticipates that we will use our core biometric algorithms to develop a security application that can be used for corporations (industrial uses, such as enterprise computer networks), as well as individuals (consumer uses, such as smart phones, tablets, or personal computers). We started limited shipments of the Wocket in March 2015 and will begin to scale deliveries in the second quarter.

To date, our operations have been funded through sales of our common stock, an initial sale of our 3D facial recognition access control and identification products, advances from an officer a loan from Connecticut Innovations, Inc., a quasi-state owned venture capital fund, and deposits from pre-orders of the Wocket. Our financial statements contemplate the continuation of our business as a going concern. However, we are subject to the risks and uncertainties associated with an emerging growth company. As noted above we have no established source of capital and we have incurred losses from operations since inception. These matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of three months ended March 31, 2015 and March 31, 2014

Revenue. The Company had revenues of $2,270 during the three months ended March 31, 2015 and no revenues during the three months ended March 31, 2014. We began to ship a limited number of Wockets to our early access pre-order customers.

Cost of Revenue. Our cost of revenue for these early shipments is not reflective of our expected cost of revenues as we increase the quantity of product delivered.

Operating Expenses. Operating expenses for the three months ended March 31, 2015 totaled $2,047,732 and consisted of research and development expenses of $573,255, selling and marketing expenses of $658,034 and general and administrative expenses of $816,443. The research and development expenses relate primarily to salaries and consulting services of $343,239, as well as materials and prototypes of $94,621 necessary for the design, development and manufacturing of the Company’s biometric wallet. Selling and marketing expenses consisted primarily of salaries and consulting services of $162,271 and advertising and promotional expenses, including trade shows, of $334,226. General and administrative expenses for the three months ended March 31, 2015 consisted of salaries and consulting services of $211,158, accrued management and employee incentives of $189,625, legal, audit and accounting fees of $64,051 and consulting fees for public relations of $34,500. Also included in general and administrative expenses is $263,353 in non-cash stock compensation to employees, consultants and board members.

For the three months ended March 31, 2014, operating expenses totaled $520,388 and consisted of research and development expenses of $164,278, selling and marketing expenses of $60,184 and general and administrative expenses of $295,926. The research and development expenses primarily related to salaries and consulting services of approximately $170,998 as well as materials and prototypes of approximately $23,496 necessary for the design, development and manufacturing of the Company’s biometric wallet, and the reversal of an accrued royalty expense no longer owed by the Company in the amount of $35,000. Selling and marketing expenses consisted of $60,184 primarily for marketing consultants. General and administrative expenses for the three months ended March 31, 2014 consisted of salaries of $79,501, legal, audit and accounting fees of approximately $56,084 and consulting fees for public relations of approximately $80,835. Also included in general and administrative expenses is $34,000 in non-cash stock compensation to consultants and board members.

The increase in expenditures for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, is due to an increase in research and development expenses relating to the development of the Company’s biometric wallet and improving and updating the Company’s 3D facial recognition systems, as well as an increase in advertising and promotional expenses, increased professional fees relating to consultants, increased ongoing expenses related to being publicly listed and the addition of sales and marketing related staff for sales of the Company’s product.

Net Loss. The net loss for the three months ended March 31, 2015 was $2,047,053 and resulted primarily from the operational expenses incurred during the three months ended March 31, 2015. The net loss for the three months ended March 31, 2014 was $138,369, including $30,744 in interest expense from the loan to the Company from Connecticut Innovations, Inc. and an unrealized gain on change in fair value of derivative liabilities of $412,763 that were initially recorded in connection with the issuance of a convertible note payable and warrants issued in the Company’s private placement in January 2014. During the three months ended March 31, 2014, the note payable was converted into common stock and the Company successfully modified the terms of the warrants with each of the holders. As a result, no derivative liabilities existed as of March 31, 2014.

Liquidity and Capital Resources

We have incurred an operating loss and a net loss of $2,047,452 and $2,047,053, respectively, for the three months ended March 31, 2015.

Cash and Working Capital. As of March 31, 2015 the Company had cash and stockholders’ equity of $324,238 and $1,193,046, respectively. At March 31, 2015, the Company had working capital of $876,412. During the three months ended March 31, 2015, the Company received proceeds of $200,000 in connection with the exercise of 100,000 warrants into 100,000 shares of common stock at an exercise price of $2.00 per share.

Cash Used in Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the three months ended March 31, 2015, net cash used in operating activities totaled $1,885,665, which was comprised of a net loss of $2,047,053, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $298,550, and changes in operating assets and liabilities of negative $137,162, as compared to net cash used in operating activities of $763,448 for the three months ended March 31, 2014, which was comprised of a net loss of $138,369, non-cash adjustments to reconcile net loss to net cash used in operating activities of $351,587, and changes in operating assets and liabilities of $273,492.

Cash Used in Investing Activities. During the three months ended March 31, 2015, net cash used in investing activities totaled $191,384 and was primarily related to the purchases of equipment. During the three months ended March 31, 2014, net cash used in investing activities totaled $1,995 and was totally related to the purchase of equipment.

Cash Provided by Financing Activities. During the three months ended March 31, 2015, the Company received proceeds of $200,000 in connection with the exercise of 100,000 warrants into 100,000 shares of common stock. During the three months ended March 31, 2014, the Company received net proceeds of $799,994 from the issuance of common stock and warrants.

Sources of Liquidity. We are an early stage company and have generated losses from operations since inception.  We incurred a net loss of $2,047,053 during the three months ended March 31, 2015, which included an aggregate $161,388 of adjustments to reconcile the Company’s net loss to net cash used in operating activities. As of March 31, 2015, the Company had working capital and stockholders’ equity of $876,412 and $1,193,046, respectively.

In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to March 31, 2015, or any additional funds raised, will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent Events

On April 24, 2015, the Company entered into a securities purchase agreement with a group of accredited investors pursuant to which the Company sold to such purchasers an aggregate of $1,575,000 principal amount of secured convertible notes (the “Convertible Notes”), a Class A Common Stock Purchase Warrant (the “Class A Warrant”) to purchase up to 468,749 shares of the Company’s common stock, and a Class B Common Stock Purchase Warrant (the “Class B Warrant”) to purchase up to 468,749 shares of the Company’s common stock. The Convertible Notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.52 per share. The Class A Warrant and Class B Warrant are exercisable beginning six (6) months after issuance through the fifth (5th) anniversary of such initial exercisability date. The Class A Warrant has an initial exercise price equal to $3.02 per share and the Class B Warrant has an initial exercise price equal to $5.00 per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2015, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of March 31, 2015, our disclosure controls and procedures were not effective.

As of March 31, 2015, we identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have limited segregation of duties within our accounting and financial reporting functions.  Management recently hired a Chief Financial Officer with significant experience to help address this situation.  Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is subject to legal proceedings arising in the ordinary course of business. Such matters are subject to uncertainties and outcomes are not predictable with assurance. Management believes at this time, there are no ongoing matters that will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

Nxt-ID, Inc.

Date: May 14, 2015	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

