Form 10-Q
period 2015-06-30
Nxt-ID, Inc.
filed 2015-08-14
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

As of August 12, 2015, there were 27,541,974 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2015

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets

Current Assets
Cash	$153,667	$2,201,287
Restricted cash	14,075	28,439
Inventory	1,119,253	359,544
Prepaid expenses and other current assets	647,003	918,204
Total Current Assets	1,933,998	3,507,474

Other assets	98,568	-
Property and equipment, net of accumulated depreciation of $90,946 and $13,157, respectively	343,549	156,223

Total Assets	$2,376,115	$3,663,697

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$645,315	$535,209
Accrued expenses	560,918	254,545
Convertible notes payable, net of discount of $1,281,575 and $0, respectively	293,425	-
Customer deposits	18,721	138,599
Total Current Liabilities	1,518,379	928,353

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 25,703,545 and 24,762,360 issued and outstanding, respectively	2,570	2,476
Additional paid-in capital	15,182,287	11,562,887
Accumulated deficit	(14,327,121)	(8,830,019)

Total Stockholders’ Equity	857,736	2,735,344

Total Liabilities and Stockholders’ Equity	$2,376,115	$3,663,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

Revenues	$115,401	$-
Cost of goods sold	135,847	-

Gross Profit (Loss)	(20,446)	-

Operating Expenses
General and administrative	1,674,105	758,077
Selling and marketing	1,313,266	377,603
Research and development	1,514,015	424,126

Total Operating Expenses	4,501,386	1,559,806

Operating Loss	(4,521,832)	(1,559,806)

Other Income and (Expense)
Interest income	530	-
Interest expense	(320,800)	(30,744)
Inducement expense	(655,000)	(1,051,128)
Unrealized gain on change in fair value of derivative liabilities	-	412,763
Total Other Expense, Net	(975,270)	(669,109)

Net Loss	(5,497,102)	(2,228,915)

Net Loss Per Share – Basic and Diluted	$(0.22)	$(0.10)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	25,184,315	22,011,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,
	2015	2014

Revenues	$113,131	$-
Cost of goods sold	133,857	-

Gross Profit (Loss)	(20,726)	-

Operating Expenses
General and administrative	857,662	462,151
Selling and marketing	655,232	317,419
Research and development	940,760	259,848

Total Operating Expenses	2,453,654	1,039,418

Operating Loss	(2,474,380)	(1,039,418)

Other Income and (Expense)
Interest income	131	-
Interest expense	(320,800)	-
Inducement expense	(655,000)	(1,051,128)
Total Other Expense, Net	(975,669)	(1,051,128)

Net Loss	(3,450,049)	(2,090,546)

Net Loss Per Share – Basic and Diluted	$(0.14)	$(0.09)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	25,487,505	22,054,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

Cash Flows from Operating Activities
Net Loss	$(5,497,102)	$(2,228,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77,789	1,260
Stock based compensation	746,223	144,000
Amortization of debt discount	293,425	26,755
Unrealized gain on change in fair value of derivative liabilities	-	(412,763)
Amortization of deferred debt issuance costs	9,526	-
Inducement expense	655,000	1,051,128
Changes in operating assets and liabilities:
Inventory	(759,709)	(23,034)
Prepaid expenses and other current assets	367,642	(91,728)
Accounts payable	(13,161)	(151,290)
Accrued expenses	306,373	(60,042)
Customer deposits	(119,878)	80,075
Total Adjustments	1,563,230	564,361
Net Cash Used in Operating Activities	(3,933,872)	(1,664,554)

Cash Flows from Investing Activities
Restricted cash	14,364	(4,152)
Purchase of equipment	(239,265)	(16,735)
Net Cash Used in Investing Activities	(224,901)	(20,887)

Cash Flows from Financing Activities
Proceeds received in connection with issuance of common stock and warrants, net	-	799,994
Proceeds from convertible notes payable, net	1,481,500	-
Fees paid in connection with equity offerings	(20,347)	-
Proceeds from exercise of common stock warrants	650,000	1,170,000
Net Cash Provided by Financing Activities	2,111,153	1,969,994
Net (Decrease) Increase in Cash	(2,047,620)	284,553
Cash – Beginning of Period	2,201,287	303,626
Cash – End of Period	$153,667	$588,179

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Taxes	$1,000	$-
Non-cash investing and financing activities:
Equipment purchases on payment terms	$25,850	$-
Fees incurred in connection with issuance of convertible notes	$19,196	$-
Fees incurred in connection with equity offerings	$78,221	$-
Recognition of liability in connection with warrant issuance	$-	$3,450,976
Reclassification of warrant liability to additional paid-in capital in connection with warrant modification	$-	$4,589,734
Issuance of common stock in connection with conversion of note payable and accrued interest	$-	$171,485
Reclassification of conversion feature liability in connection with note conversion	$-	$98,722
Retirement of common stock by officers	$-	$68

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the six and three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2015 and the condensed consolidated statements of operations for the six and three months ended June 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the six and three months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any future interim period. The condensed consolidated balance sheet at December 31, 2014 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014, and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 6, 2015.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Going Concern and Management Plans

The Company is an early stage entity and incurred an operating loss of $4,521,832 and a net loss of $5,497,102 during the six months ended June 30, 2015. As of June 30, 2015 the Company had working capital and stockholders’ equity of $415,619 and $857,736, respectively. In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to June 30, 2015 or any additional funds raised will be sufficient to execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions. On August 4, 2015, the Company received approximately $2.7 million in net proceeds from a public offering. For more information regarding this transaction, please refer to Note 8 - Subsequent Events.

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

Inventory

Inventory at June 30, 2015 is valued at the lower of cost or market with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value. As of June 30, 2015 inventory was comprised of $996,234 in raw materials and $123,019 in finished goods on hand. Inventory of $359,544 at December 31, 2014 was comprised solely of raw materials. In addition, as an early stage entity, the Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of June 30, 2015, $272,170 of prepayments made primarily for raw materials inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Revenue Recognition

During the six months ended June 30, 2015 all of the Company’s revenues relate to shipments of the wocket® smart wallet to customers who pre-ordered the product in 2014. The Company recognizes revenue when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. The Company’s wocket® smart wallet sales comprise multiple element arrangements including both the wocket® smart wallet device itself as well as unspecified future upgrades. The Company offers to all its customers a period of fourteen days post the actual receipt date in which to return their wocket® smart wallet. The Company was unable to reliably estimate returns at the time shipments were made during the six and three months ended June 30, 2015 due to the lack of return history. Accordingly, the Company has recognized revenue only on those shipments whose fourteen day return period had lapsed by June 30, 2015. As of June 30, 2015, the Company has $18,721 in customer deposits recorded that relate to remaining 2014 pre-orders of its wocket® smart wallet as well as orders received in 2015. The Company accrues for the estimated costs associated with the one year wocket® smart wallet warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience.

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

Debt discount and amortization of debt discount

The intrinsic value of the beneficial conversion feature arising from the issuance of the convertible notes that are in-the-money at the commitment date is recorded as debt discount. The intrinsic value of a beneficial conversion feature is determined after initially allocating a portion of the proceeds received from the sale of the convertible notes to any detachable instruments, such as warrants, included in the sale of exchange based on relative fair values. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt. The amortization of debt discount is included as a component of interest expense included in other income and expenses in the accompanying statements of operations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities realizable from the conversion of convertible notes and related accrued interest and from the exercise of 4,242,274 warrants as of June 30, 2015, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of June 30, 2014, potentially dilutive securities realizable from the exercise of 1,396,139 warrants were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The required effective date for adoption of ASU 2014-09 has been deferred to annual reporting periods beginning after December 15, 2017 with early adoption permitted for periods beginning after December 15, 2016. The new revenue standards may be applied retrospectively to each period presented or with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating ASU 2014-09.

The FASB recently issued Accounting Standards Update No. ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), that changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 is effective for inventory measurements for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2015-11.

In April 2015, the FASB issued Accounting Standard Update ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-13”). ASU 2015-03 is effective for the fiscal years beginning after December 15, 2015. ASU 2015-03 simplifies financial reporting by eliminating the different presentation requirements for debt issuance costs and debt discounts or premiums. The adoption of this standard, which will be applied retrospectively, will not have a material impact on the Company’s results of operations.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Convertible Notes Payable

April 2015 Private Placement

On April 24, 2015, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with a group of accredited investors (the “April Purchasers”) pursuant to which the Company sold to such purchasers an aggregate of $1,575,000 principal amount of secured convertible notes (the “Convertible Notes”), a Class A Common Stock Purchase Warrant (the “Class A Warrant”) to purchase up to 468,749 shares of the Company’s common stock and a Class B Common Stock Purchase Warrant (the “Class B Warrant,” and together with the Class A Warrant, the “April Warrants”) to purchase up to 468,749 shares of the Company’s common stock. The Convertible Notes bear interest at 6% per annum and are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.52 per share. The Class A Warrant and Class B Warrant are exercisable beginning six (6) months after issuance through the fifth (5th) anniversary of such initial exercisability date. The Class A Warrant has an initial exercise price equal to $3.02 per share and the Class B Warrant has an initial exercise price equal to $5.00 per share.

The Company received cash proceeds of $1,481,500 from the issuance of the convertible notes after deducting debt issuance costs of $93,500.

The Company recorded a debt discount of $1,575,000 related to the sale of the Convertible Notes and the April Warrants. The debt discount reflects the underlying fair value of the April Warrants of approximately $860,000 on the date of the transaction and a beneficial conversion charge of approximately $715,000. The debt discount will be amortized to interest expense over the earlier of (i) term of the Convertible Notes or (ii) conversion of the debt. During the six months ended June 30, 2015, the Company amortized $293,425 of the debt discount as a component of interest expense in the accompanying statements of operations.

In connection with the sale of the Convertible Notes and April Warrants, the Company entered into a registration rights agreement, dated April 24, 2015 (the “April Registration Rights Agreement”), with the April Purchasers, pursuant to which the Company agreed to register the shares of common stock underlying the Convertible Notes and Warrants on a Form S-3 registration statement to be filed with the Securities and Exchange Commission within ten (10) business days after the date of the issuance of the Convertible Notes and April Warrants (the “April Filing Date”) and to cause the April Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”) within ninety (90) days following the April Filing Date. If certain of its obligations under the April Registration Rights Agreement are not met, the Company is required to pay partial liquidated damages to each April Purchaser. On May 8, 2015, the Company filed a registration statement on Form S-3 with the SEC to register the shares issuable upon the conversion of the Convertible Notes, the related accrued interest and the exercise of the April Warrants. Such registration statement was declared effective with the SEC on May 14, 2015.

In connection with the sale of the Convertible Notes and the April Warrants, the Company entered into a security agreement, dated April 24, 2015 (the “April Security Agreement”), between the Company, 3D-ID and the collateral agent thereto. Pursuant to the Security Agreement, the April Purchasers were granted a security interest in certain personal property of the Company and 3D-ID to secure the payment and performance of all obligations of the Company and 3D-ID under the Convertible Notes, April Warrants, April Purchase Agreement, April Registration Rights Agreement and April Security Agreement. In addition, in connection with the Security Agreement, 3D-ID executed a subsidiary guaranty, pursuant to which it agreed to guarantee and act as surety for payment of the Convertible Notes and other obligations of the Company under the April Warrants, April Purchase Agreement, April Registration Rights Agreement and April Security Agreement.

Connecticut Innovations, Inc. Private Placement

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

Since the Note was converted on February 18, 2014, the Company re-measured the conversion feature liability associated with the convertible note payable on that date. The Company recorded an unrealized gain on the change in the fair value of the conversion feature liability of $20,218 for the six months ended June 30, 2014 (See Note 6) and reclassified the re-measured conversion feature of $98,722 to additional paid-in capital. Since the Note was converted the remaining unamortized portion of the debt discount of $26,755 was expensed during the six months ended June 30, 2014.

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
June 30, 2014
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

On April 23, 2015, the Company entered into a waiver and termination of certain rights agreement (the “Waiver Agreement”) whereby the majority purchasers of shares of common stock and Warrants in the Offering agreed to terminate certain provisions in the Purchase Agreement for an aggregate of 250,000 shares of common stock. The fair value of the 250,000 shares of common stock issued on April 23, 2015 was $655,000 and was recorded as inducement expense by the Company.

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

In connection with the issuance of the June Warrants, the Company entered into a registration rights agreement with the June Purchasers pursuant to which the Company agreed to register the June Shares and all of the shares of common stock then issued to the June Purchasers on a Form S-1 registration statement (the “June Registration Statement”) to be filed with the SEC ninety (90) days following the completion of an underwritten public offering (the “June Filing Date”) and to cause the June Registration Statement to be declared effective under the Securities Act within ninety (90) days following the Filing Date (the “Required Effective Date”).

The Registration Statement was not filed by the June Filing Date or declared effective by the Required Effective Date of December 15, 2014. Under the original terms of the arrangement, the Company was required to pay partial liquidated damages to each June Purchaser in the amount equal to two percent (2%) for the purchase price paid for the June Warrants then owned by such June Purchaser for each 30-day period for which the Company is non-compliant. On January 30, 2015, the Company received signed documentation from all of the June Purchasers waiving their right to liquidated damages and terminating the registration rights agreement.

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

In connection with the issuance of the August Warrants, the Company entered into a registration rights agreement with the August Purchasers pursuant to which the Company agreed to register the August Shares and all of the shares of common stock then issued to the August Purchasers on a Form S-1 registration statement (the “August Registration Statement”) to be filed with the SEC ninety (90) days following the Filing Date and to cause the August Registration Statement to be declared effective under the Securities Act by the Required Effective Date.

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

2015 Warrant Exercises

Between January 28, 2015 and June 30, 2015, the Company received proceeds of $650,000 in connection with the exercise of 325,000 warrants into 325,000 shares of common stock at an exercise price of $2.00 per share.

$1,575,000 Securities Purchase Agreement

On April 24, 2015, the Company entered into the April Purchase Agreement with the April Purchasers pursuant to which the Company sold to such purchasers an aggregate of $1,575,000 principal amount of the Convertible Notes, a Class A Warrant (to purchase up to 468,749 shares of the Company’s common stock and a Class B to purchase up to 468,749 shares of the Company’s common stock. For more information regarding the Convertible Notes and the April Warrants, please refer to Note 4 - Convertible Notes Payable.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Stockholders' Equity (continued)

The following table summarizes the Company's warrants outstanding and exercisable at June 30, 2015:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding and Exercisable at January 1, 2015	3,629,776	$2.80	4.51	$283,828
Issued	937,498	4.01	-	-
Exercised	(325,000)	2.00	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at June 30, 2015	4,242,274	$3.13	4.34	$385,552

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 2,476,236 at January 1, 2015. During the six and three months ended June 30, 2015, the Company issued 34,242 and 18,987 shares, respectively of common stock under the plan to three non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors for the six and three months ended June 30, 2015 was $90,000 and $45,000, respectively. On November 18, 2014 the Company granted 215,000 restricted shares of common stock with an aggregate fair value of $451,500 to six non-executive employees and one consultant. The vesting period for these restricted shares of common stock is twelve months with the exception of one award that vests over a thirty-six month period. During the six and three months ended June 30, 2015, the Company expensed $120,750 and $60,375, respectively related to these restricted stock awards. During the three months ended June 30, 2015, the Company issued 50,000 restricted shares of common stock with an aggregate fair value of $147,500 to one non-executive employee. During the six and three months ended June 30, 2015, the Company expensed $147,500 related to this restricted stock award. During the six and three months ended June 30, 2014, the Company issued 5,084 and 2,558 restricted shares, respectively, of common stock under the plan to two non-executive directors with an aggregate fair value of $20,000 and $10,000, respectively. The Company did not issue any common stock to employees during the six months ended June 30, 2014. At June 30, 2015, a total of 376,972 shares of common stock have been issued from the Plan and 2,099,264 are available to be issued.

During the six and three months ended June 30, 2015, the Company issued 163,610 and 92,220, shares of common stock, respectively with a fair value of $442,810 and $243,430, respectively to non-employees for services rendered. The Company recorded expense of $387,973 and $229,995, in the six and three months ended June 30, 2015, respectively, in connection with the issuance of common stock to non-employees. For the six months ended June 30, 2014, the Company issued 29,883 shares of common stock with an aggregate fair value of $124,000 to consultants for services rendered to the Company.

During the six and three months ended June 30, 2015, the Company accrued $379,250 and $189,625, respectively, of discretionary management and employee bonus expense.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Commitments and Contingencies (continued)

Warranty

The Company’s product is sold with a one-year warranty against defects in materials and workmanship under normal use. To date, warranty claims have been inconsequential and the Company estimates any such claims against sales made to date will be immaterial. Accordingly, no accrual for warranty costs has been recorded at June 30, 2015.

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

The Company incurred rent expense of $63,982 and $10,023 for the six months ended June 30, 2015 and 2014, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2015 (remaining)	$62,904
2016	121,575
2017	87,459
Total future lease obligations	$271,938

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued.

July 2015 Private Placement

On July 27, 2015, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company sold an aggregate of $222,222 in principal amount of the 8% Original Issue Discount Convertible Notes (the “8% Convertible Notes”) for an aggregate purchase price of $200,000. The Company received net proceeds of $200,000 from the sale of the 8% Convertible Notes. The 8% Convertible Notes will mature on September 11, 2015 (the “Maturity Date”), less any amounts converted or redeemed prior to the Maturity Date. The 8% Convertible Notes bear interest at a rate of 8% per annum, subject to increase to the lesser of 24% per annum or the maximum rate permitted under applicable law upon the occurrence of certain events of default. The 8% Convertible Notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $3.50 per share, which is subject to adjustment for stock dividends, stock splits, combinations or similar events. The Company may prepay in cash any portion of the principal amount of the 8% Convertible Notes and any accrued and unpaid interest. If such prepayment is made within sixty (60) days after the issuance date of the 8% Convertible Notes, the Company shall pay an amount in cash equal to 109% of the sum of the then outstanding principal amount of the note and interest; thereafter, if such prepayment is made, the Company shall pay an amount in cash equal to 114% of the sum of the then outstanding principal amount of the note and interest. In the event the Company effects a registered offering either utilizing Form S-1 or Form S-3 (a “Registered Offering”), the Holder shall have the right to convert the entire amount of the purchase price into such Registered Offering. On August 4, 2015, the Company closed on a Registered Offering and the Holder elected to convert the entire purchase price into the Registered Offering.

On July 29, 2015, we issued 100,000 shares of common stock to a third party for certain services rendered to the Company.

August 2015 Public Offering and Private Placement

On August 4, 2015, the Company closed on a public offering of 1,721,429 shares of its common stock at a price to the public of $1.75 per share. The Company received approximately $2.7 million in net proceeds from the public offering, after deducting placement agent fees and offering related expenses.

On August 4, 2015, in connection with the public offering the Company closed on a private placement of warrants to purchase 860,716 shares of common stock, at a price of $0.0000001 per warrant. Each warrant is initially exercisable on the six (6) month anniversary of the issuance date at an initial exercise price equal to $2.35 per share and has a term of exercise equal to five (5) years from the date on which first exercisable. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise.

At June 30, 2015, deferred costs of $98,568 in connection with the July 2015 Private Placement and the August 2015 Public Offering and Private Placement were capitalized in other assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the six and three months ended June 30, 2015 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, our observance of trends in the industry and information available from other outside sources, as appropriate. Please see Note 3 to our condensed consolidated financial statements and our discussion of critical accounting policies in our Form 10-K for a more complete description of our significant accounting policies. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

We are an early stage technology company that is focused on developing and marketing products, solutions, and services for organizations that have a need for biometric secure access control. We have three distinct lines of business that we are currently pursuing: law enforcement, m-commerce, and biometric access control applications. Our initial efforts focused on our secure products offering for law enforcement, the Department of Defense, and Homeland Security through our 3D FaceMatch® biometric identification systems. In parallel we have developed a secure biometric electronic smart wallet, the wocket® smart wallet , for the growing m-commerce market. We believe that the wocket® smart wallet constitutes unique technology because it takes a very different approach relative to the current offerings: instead of replacing the wallet through a smartphone, our aim is to improve it. We believe that our wocket® smart wallet  will reduce the number of cards carried in a consumer’s wallet while supporting most payment methods currently available at point of sale at retailers around the world, including magnetic stripe, barcodes and Quick Response (QR) Codes and in the near future near field communications, all within a secure biometric vault. We have also recently launched a new biometric authentication product named Voicematch®. This product is a new method of recognizing both the voice of speakers and specific words they use providing innovative multi-factor recognition that is efficient enough to run on low-power devices.

Using our biometrics technologies, we plan to address the growing m-commerce market with our innovative MobileBio™ suite of biometric solutions that secure mobile platforms. Currently, most mobile devices continue to be protected simply by questions that a user asks and PIN numbers. This security methodology is easily duplicated on another device and can be easily spoofed or hacked. Nxt-ID’s biometric security paradigm is Dynamic Pairing Codes (DPCs). DPCs are a new, proprietary method to secure users, devices, accounts, locations and servers over any communication media by sharing key identifiers, including biometric-enabled identifiers, between end-points by passing DPCs (random numbers) between end-points to establish sessions and/or transactions without exposing identifiers or keys. Our plan also anticipates that we will use our core biometric algorithms to develop a security application that can be used for corporations (industrial uses, such as enterprise computer networks), as well as individuals (consumer uses, such as smart phones, tablets, or personal computers). We started limited shipments of the wocket® smart wallet in March 2015 and we shipped the majority of our pre orders in the second quarter of 2015. We will begin to scale deliveries in the third quarter with an emphasis on a full retail rollout in the last quarter of 2015.

To date, our operations have been funded primarily through sales of our common stock, exercises of warrants into common stock, the issuance of Convertible Notes, and deposits and sales resulting from orders received of the wocket® smart wallet. Our financial statements contemplate the continuation of our business as a going concern. However, we are subject to the risks and uncertainties associated with an emerging growth company. As noted above we have no established source of capital and we have incurred losses from operations since inception. These matters raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

We have expanded our critical accounting policies to include the following, which have increased relevance as we shipped most of the 2014 pre orders in the second quarter of 2015.

Revenue Recognition

During the six months ended June 30, 2015 all of the Company’s revenues relate to shipments of the wocket® smart wallet to customers who pre-ordered the product in 2014. The Company recognizes revenue when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. The Company’s wocket® smart wallet sales comprise multiple element arrangements including both the wocket® smart wallet device itself as well as unspecified future upgrades. Determination of the elements to be accounted and the values attributable to revenue elements for which vendor specific objective or third party evidence are not available requires significant judgment. The Company offers to all its customers a period of fourteen days post the actual receipt date in which to return their wocket® smart wallet. Determination of whether returns may be reliably estimated is also a matter of significant judgment that impacts the timing of revenue recognition. The Company was unable to reliably estimate returns at the time shipments were made during the six and three months ended June 30, 2015 due to the lack of return history. Accordingly, the Company has recognized revenue only on those shipments whose fourteen day return period had lapsed by June 30, 2015. As of June 30, 2015, the Company has $18,721 in customer deposits recorded that relate to remaining 2014 pre-orders of its wocket® smart wallet as well as orders received in 2015.

Warranty Costs

The Company’s product is sold with a one-year warranty against defects in materials and workmanship under normal use. The Company accrues for the estimated costs associated with the one year wocket® smart wallet warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience. Estimating warranty costs requires significant judgment. To date, warranty claims have been inconsequential and the Company estimates any such claims against sales made to date will be immaterial. Accordingly, no accrual for warranty costs has been recorded at June 30, 2015.

Results of Operations

Comparison of six and three months ended June 30, 2015 and June 30, 2014

Revenue. The Company had revenues of $115,401 and $113,131, respectively during the six and three months ended June 30, 2015 and no revenues during the six and three months ended June 30, 2014. Our revenues for the six months ended June 30, 2015 have all been related to the shipments of the wocket® smart wallet to our early access pre-order customers.

Cost of Revenue. Our cost of revenue for these shipments to our early access pre-order customers is not reflective of our expected cost of revenues as we increase the quantity of product delivered.

Operating Expenses. Operating expenses for the six months ended June 30, 2015 totaled $4,501,386 and consisted of research and development expenses of $1,514,015, selling and marketing expenses of $1,313,266 and general and administrative expenses of $1,674,105. The research and development expenses relate primarily to salaries and consulting services of $722,355, as well as test materials and prototypes necessary for the design, development and manufacturing of the wocket® smart wallet of $361,716. Selling and marketing expenses consisted primarily of salaries and consulting services of $301,746 and advertising and promotional expenses, including trade shows, of $615,718. General and administrative expenses for the six months ended June 30, 2015 consisted of salaries and consulting services of $444,535, accrued management and employee incentives of $379,250, legal, audit and accounting fees of $147,178 and consulting fees for public relations of $78,425. General and administrative expenses also include $746,223 in non-cash stock compensation to employees, consultants and board members.

For the six months ended June 30, 2014, operating expenses totaled $1,559,806 and consisted of research and development expenses of $424,126, selling and marketing expenses of $377,603 and general and administrative expenses of $758,077. The research and development expenses related primarily to salaries and consulting services of approximately $341,630, as well as materials including prototypes necessary for the design, development and manufacturing of the wocket® smart wallet of approximately $98,918. Selling and marketing expenses of $377,603 related primarily to marketing consultants of $59,353 and advertising and promotion for the wocket® smart wallet of $166,509. General and administrative expenses for the six months ended June 30, 2014 consisted of salaries of $165,597, legal, audit and accounting fees of approximately $159,475 and consulting fees for public relations of approximately $217,867. General and administrative expenses also include $144,000 in non-cash stock compensation to consultants and board members.

Operating expenses for the three months ended June 30, 2015 totaled $2,453,654 and consisted of research and development expenses of $940,760, selling and marketing expenses of $655,232 and general and administrative expenses of $857,662. The research and development expenses relate primarily to salaries and consulting services of $379,115, as well as test materials and prototypes necessary for the design, development and manufacturing of the wocket® smart wallet of $267,095. Selling and marketing expenses consisted primarily of salaries and consulting services of $139,475 and advertising and promotional expenses, including trade shows, of $281,492. General and administrative expenses for the three months ended June 30, 2015 consisted of salaries and consulting services of $233,378, accrued management and employee incentives of $189,625, legal, audit and accounting fees of $83,127 and consulting fees for public relations of $44,075. General and administrative expenses also include $482,870 in non-cash stock compensation to employees, consultants and board members.

For the three months ended June 30, 2014, operating expenses totaled $1,039,418 and consisted of research and development expenses of $259,848, selling and marketing expenses of $317,419 and general and administrative expenses of $462,151. The research and development expenses related primarily to salaries and consulting services of $170,632, as well as materials including prototypes for the development of the wocket® smart wallet of $75,422. Selling and marketing expenses consisted of $317,419 related primarily to marketing consultants of $34,850 and advertising and promotion for the pre-orders for the wocket® smart wallet of $166,509. General and administrative expenses for the three months ended June 30, 2014 consisted of salaries of $86,097, legal, audit and accounting fees of approximately $103,391 and consulting fees for public relations of $141,032. General and administrative expenses also include $110,000 in non-cash stock compensation to consultants and board members.

The increase in expenditures for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, is due to an increase in research and development expenses relating to the development of the wocket® smart wallet and improving and updating the Company’s 3D facial recognition systems, as well as an increase in advertising and promotional expenses, increased professional fees relating to consultants, increased ongoing expenses related to being a publicly traded company and the addition of sales and marketing related staff for sales of the Company’s product.

Net Loss. The net loss for the six months ended June 30, 2015 was $5,497,102 and resulted primarily from $4,501,386 of operational expenses incurred during the six months ended June 30, 2015. Also during the six months ended June 30, 2015, the Company incurred inducement expense of $655,000 related to the Waiver Agreement that was entered into on April 23, 2015, and interest expense of $320,800 resulting from the amortization of both the convertible note discount and the deferred debt issuance costs stemming from the issuance of the convertible notes on April 24, 2015. The net loss for the six months ended June 30, 2014 was $2,228,915, including an inducement fee in connection with warrant exercises of $1,051,128, an unrealized gain on change in fair value of derivative liabilities of $412,763 and $30,744 in interest expense from the loan to the Company from CII. The unrealized gain on change in fair value of derivative liabilities relates to the issuance of a convertible note payable and the Warrants issued in the Company’s private placement in January 2014. During the period, the note payable was converted into common stock and the Company successfully modified the terms of the warrants with each of the holders. As a result, no derivative liabilities existed as of June 30, 2014.

Liquidity and Capital Resources

We have incurred operating losses of $4,521,832 and $2,474,380 for the six and three months ended June 30, 2015, respectively. We have incurred net losses of $5,497,102 and $3,450,049 for the six and three months ended June 30, 2015, respectively.

Cash and Working Capital. As of June 30, 2015 the Company had cash and stockholders’ equity of $153,667 and $857,736, respectively. At June 30, 2015, the Company had working capital of $415,619. During the six months ended June 30, 2015, the Company received proceeds of $650,000 in connection with the exercise of 325,000 warrants into 325,000 shares of common stock at an exercise price of $2.00 per share. In addition, we received $1,481,500 in net proceeds from the issuance of Convertible Notes on April 24, 2015.

Cash Used in Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the six months ended June 30, 2015, net cash used in operating activities totaled $3,933,872, which was comprised of a net loss of $5,497,102, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $1,781,963, and changes in operating assets and liabilities of negative $218,733 as compared to net cash used in operating activities of $1,664,554 for the six months ended June 30, 2014, which was comprised of a net loss of $2,228,915, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $810,380, and changes in operating assets and liabilities of negative $246,019.

Cash Used in Investing Activities. During the six months ended June 30, 2015, net cash used in investing activities totaled $224,901 and was related to the purchases of equipment and tooling of $239,265 and favorable changes in restricted cash of $14,364. During the six months ended June 30, 2014, net cash used in investing activities amounted to $20,887 and was comprised of the purchases of equipment of $16,735 and changes in restricted cash of $4,152.

Cash Provided by Financing Activities. During the six months ended June 30, 2015, the Company received proceeds of $650,000 in connection with the exercise of 325,000 warrants into 325,000 shares of common stock. In addition, we received $1,481,500 in net proceeds from the issuance of Convertible Notes on April 24, 2015, and we paid $20,347 for fees related to future equity offerings. During the six months ended June 30, 2014, the Company received net proceeds of $1,969,994 from the issuance of common stock and warrants and the exercise of warrants.

Sources of Liquidity. We are an early stage company and have generated losses from operations since inception.  We incurred a net loss of $5,497,102 during the six months ended June 30, 2015, which included an aggregate $1,563,230 of adjustments to reconcile the Company’s net loss to net cash used in operating activities. As of June 30, 2015, the Company had working capital and stockholders’ equity of $415,619 and $857,736, respectively.

In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to June 30, 2015, or any additional funds raised, will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

April 2015 Private Placement

On April 24, 2015, the Company entered into the April Purchase Agreement with the April Purchasers pursuant to which the Company sold to such purchasers an aggregate of $1,575,000 principal amount of the Convertible Notes, a Class A Warrant to purchase up to 468,749 shares of the Company’s common stock and a Class B Warrant to purchase up to 468,749 shares of the Company’s common stock. The Convertible Notes bear interest at 6% per annum and are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.52 per share. The Class A Warrant and Class B Warrant are exercisable beginning six (6) months after issuance through the fifth (5th) anniversary of such initial exercisability date. The Class A Warrant has an initial exercise price equal to $3.02 per share and the Class B Warrant has an initial exercise price equal to $5.00 per share.

The Company received cash proceeds of $1,481,500 from issuance of the Convertible Notes after deducting debt issuance costs of $93,500.

In connection with the sale of the Convertible Notes and April Warrants, the Company entered into the “April Registration Rights Agreement, with the April Purchasers, pursuant to which the Company agreed to register the shares of common stock underlying the Convertible Notes and Warrants on a Form S-3 registration statement to be filed with the Securities and Exchange Commission within ten (10) business days after the date of the issuance of the Convertible Notes and April Warrants and to cause the April Registration Statement to be declared effective under the Securities Act within ninety (90) days following the April Filing Date. If certain of its obligations under the April Registration Rights Agreement are not met, the Company is required to pay partial liquidated damages to each April Purchaser. On May 8, 2015, the Company filed a registration statement on Form S-3 with the SEC to register the shares issuable upon the conversion of the Convertible Notes, the related accrued interest and the exercise of the April Warrants. Such registration statement was declared effective with the SEC on May 14, 2015.

In connection with the sale of the Convertible Notes and the April Warrants, the Company entered into the April Security Agreement, between the Company, 3D-ID and the collateral agent thereto. Pursuant to the Security Agreement, the April Purchasers were granted a security interest in certain personal property of the Company and 3D-ID to secure the payment and performance of all obligations of the Company and 3D-ID under the Convertible Notes, April Warrants, April Purchase Agreement, April Registration Rights Agreement and April Security Agreement. In addition, in connection with the Security Agreement, 3D-ID executed a subsidiary guaranty, pursuant to which it agreed to guarantee and act as surety for payment of the Convertible Notes and other obligations of the Company under the April Warrants, April Purchase Agreement, April Registration Rights Agreement and April Security Agreement.

Subsequent Events

July 2015 Private Placement

On July 27, 2015, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company sold an aggregate of $222,222 in principal amount of the 8% Original Issue Discount Convertible Notes (the “8% Convertible Notes”) for an aggregate purchase price of $200,000. The Company received net proceeds of $200,000 from the sale of the 8% Convertible Notes. The 8% Convertible Notes will mature on September 11, 2015 (the “Maturity Date”), less any amounts converted or redeemed prior to the Maturity Date. The 8% Convertible Notes bear interest at a rate of 8% per annum, subject to increase to the lesser of 24% per annum or the maximum rate permitted under applicable law upon the occurrence of certain events of default. The 8% Convertible Notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $3.50 per share, which is subject to adjustment for stock dividends, stock splits, combinations or similar events. The Company may prepay in cash any portion of the principal amount of the 8% Convertible Notes and any accrued and unpaid interest. If such prepayment is made within sixty (60) days after the issuance date of the 8% Convertible Notes, the Company shall pay an amount in cash equal to 109% of the sum of the then outstanding principal amount of the note and interest; thereafter, if such prepayment is made, the Company shall pay an amount in cash equal to 114% of the sum of the then outstanding principal amount of the note and interest. In the event the Company effects a registered offering either utilizing Form S-1 or Form S-3 (a “Registered Offering”), the Holder shall have the right to convert the entire amount of the purchase price into such Registered Offering. On August 4, 2015, the Company closed on a Registered Offering and the Holder elected to convert the entire amount of the purchase price into the Registered Offering.

August 2015 Public Offering and Private Placement

On August 4, 2015, the Company closed on a public offering of 1,721,429 shares its common stock at a price to the public of $1.75 per share. The Company received approximately $2.7 million in net proceeds from the public offering, after deducting placement agent fees and offering related expenses.

On August 4, 2015, in connection with the public offerings the Company closed on a private placement of warrants to purchase 860,716 shares of common stock, at a price of $0.0000001 per warrant. Each warrant is initially exercisable on the six (6) month anniversary of the issuance date at an initial exercise price equal to $2.35 per share and has a term of exercise equal to five (5) years from the date on which first exercisable. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise.

At June 30, 2015, deferred costs of $98,568 in connection with the July 2015 Private Placement and the August 2015 Public Offering and Private Placement were capitalized in other assets.

Northland Securities, Inc. acted as the exclusive placement agent for both offerings. The Benchmark Company also acted as an advisor to the Company for both offerings.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The required effective date for adoption of ASU 2014-09 has been deferred to annual reporting periods beginning after December 15, 2017 with early adoption permitted for periods beginning after December 15, 2016. The new revenue standards may be applied retrospectively to each period presented or with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating ASU 2014-09.

The FASB recently issued Accounting Standards Update No. ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), that changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 is effective for inventory measurements for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2015-11.

In April 2015, the FASB issued Accounting Standard Update ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-13”). ASU 2015-03 is effective for the fiscal years beginning after December 15, 2015. ASU 2015-03 simplifies financial reporting by eliminating the different presentation requirements for debt issuance costs and debt discounts or premiums. The adoption of this standard which will be applied retrospectively, will not have a material impact on the Company’s results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2015, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of June 30, 2015, our disclosure controls and procedures were not effective.

As of June 30, 2015, we identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have limited segregation of duties within our accounting and financial reporting functions.  Management recently hired a Chief Financial Officer with significant experience to help address this situation.  Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Nxt-ID, Inc.

Date: August 14, 2015	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

