Form 10-Q
period 2015-09-30
Nxt-ID, Inc.
filed 2015-11-16
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

As of November 13, 2015, there were 30,029,414 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

September 30, 2015

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets

Current Assets
Cash	$147,370	$2,201,287
Restricted cash	30,395	28,439
Accounts receivable	151,466	-
Inventory	1,446,336	359,544
Prepaid expenses and other current assets	812,396	918,204
Total Current Assets	2,587,963	3,507,474

Property and equipment, net of accumulated depreciation of $138,707 and $13,157, respectively	378,752	156,223

Total Assets	$2,966,715	$3,663,697

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$878,974	$535,209
Accrued expenses	722,452	254,545
Convertible notes payable, net of discount of $884,589 and $0, respectively	690,411	-
Customer deposits	13,260	138,599
Total Current Liabilities	2,305,097	928,353

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 28,374,414 and 24,762,360 issued and outstanding, respectively	2,837	2,476
Additional paid-in capital	18,529,215	11,562,887
Accumulated deficit	(17,870,434)	(8,830,019)

Total Stockholders’ Equity	661,618	2,735,344

Total Liabilities and Stockholders’ Equity	$2,966,715	$3,663,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

Revenues	$533,529	$-
Cost of goods sold	701,460	-

Gross Profit (Loss)	(167,931)	-

Operating Expenses
General and administrative	2,826,723	1,468,991
Selling and marketing	2,284,253	749,974
Research and development	2,246,421	887,180

Total Operating Expenses	7,357,397	3,106,145

Operating Loss	(7,525,328)	(3,106,145)

Other Income and (Expense)
Interest income	695	-
Interest expense	(760,782)	(30,744)
Inducement expense	(755,000)	(2,212,538)
Unrealized gain on change in fair value of derivative liabilities	-	393,328
Total Other Expense, Net	(1,515,087)	(1,849,954)

Net Loss	(9,040,415)	(4,956,099)

Net Loss Per Share - Basic and Diluted	$(0.35)	$(0.22)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	25,794,443	22,223,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30,
	2015	2014

Revenues	$418,128	$-
Cost of goods sold	565,613	-

Gross Profit (Loss)	(147,485)	-

Operating Expenses
General and administrative	1,152,618	710,914
Selling and marketing	970,987	372,371
Research and development	732,406	463,054

Total Operating Expenses	2,856,011	1,546,339

Operating Loss	(3,003,496)	(1,546,339)

Other Income and (Expense)
Interest income	165	-
Interest expense	(439,982)	-
Inducement expense	(100,000)	(1,161,410)
Total Other Expense, Net	(539,817)	(1,161,410)

Net Loss	(3,543,313)	(2,707,749)

Net Loss Per Share - Basic and Diluted	$(0.13)	$(0.12)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	26,994,804	22,640,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

Cash Flows from Operating Activities
Net Loss	$(9,040,415)	$(4,956,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125,550	3,291
Stock based compensation	1,122,801	554,225
Amortization of debt discount	690,411	26,755
Unrealized gain on change in fair value of derivative liabilities	-	(393,328)
Amortization of deferred debt issuance costs	22,413	-
Inducement expense	755,000	2,212,538
Changes in operating assets and liabilities:
Accounts receivable	(151,466)	-
Inventory	(1,086,792)	(26,086)
Prepaid expenses and other current assets	618,990	(170,281)
Accounts payable	276,714	50,935
Accrued expenses	449,190	(93,309)
Customer deposits	(125,339)	117,088
Total Adjustments	2,697,472	2,206,866
Net Cash Used in Operating Activities	(6,342,943)	(2,674,271)

Cash Flows from Investing Activities
Restricted cash	(1,956)	(5,963)
Purchase of equipment	(335,040)	(30,513)
Net Cash Used in Investing Activities	(336,996)	(36,476)

Cash Flows from Financing Activities
Proceeds received in connection with issuance of common stock and warrants, net	2,494,522	5,754,036
Proceeds from convertible notes payable, net	1,481,500	-
Proceeds received in connection with issuance of warrants	-	1,020
Proceeds from exercise of common stock warrants	650,000	1,470,000
Net Cash Provided by Financing Activities	4,626,022	7,225,056
Net (Decrease) Increase in Cash	(2,053,917)	4,514,309
Cash - Beginning of Period	2,201,287	303,626
Cash - End of Period	$147,370	$4,817,935

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Taxes	$1,000	$-
Non-cash investing and financing activities:
Equipment purchases on payment terms	$13,039	$-
Fees incurred in connection with equity offerings	$191,732	$-
Recognition of liability in connection with warrant issuance	$-	$3,431,541
Reclassification of warrant liability to additional paid-in capital in connection with warrant modification	$-	$4,589,734
Issuance of common stock in connection with conversion of note payable and accrued interest	$-	$171,485
Reclassification of conversion feature liability in connection with note conversion	$-	$98,722
Retirement of common stock by officers	$-	$68

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Principal Business Activity

Nxt-ID, Inc. (“Nxt-ID” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. Nxt-ID is a biometrics and authentication company focused on the growing m-commerce market with an innovative MobileBio suite of biometric solutions that secure mobile platforms. The Company also serves the access control and law enforcement facial recognition markets.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and for the nine and three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2015 and the condensed consolidated statements of operations for the nine and three months ended September 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the nine and three months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any future interim period. The condensed consolidated balance sheet at December 31, 2014 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014, and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 6, 2015.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Going Concern and Management Plans

The Company is an early stage entity and incurred an operating loss of $7,525,328 and a net loss of $9,040,415 during the nine months ended September 30, 2015. As of September 30, 2015 the Company had working capital and stockholders’ equity of $282,866 and $661,618, respectively. In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to September 30, 2015 or any additional funds raised will be sufficient to execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions. On October 21, 2015, the Company received approximately $0.9 million in net proceeds from an underwritten public offering. For more information regarding this transaction, please refer to Note 8 - Subsequent Events.

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

Inventory

Inventory at September 30, 2015 is valued at the lower of cost or market with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value. The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company will adjust the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of September 30, 2015 inventory was comprised of $1,311,486 in raw materials and $134,850 in finished goods on hand. Inventory of $359,544 at December 31, 2014 was comprised solely of raw materials. In addition, as an early stage entity, the Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of September 30, 2015, $189,293 of prepayments made primarily for raw materials inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. The Company’s wocket® smart wallet sales comprise multiple element arrangements including both the wocket® smart wallet device itself as well as unspecified future upgrades. The Company offers to all of its end- consumer customers a period of fourteen days post the actual receipt date in which to return their wocket® smart wallet. The Company was unable to reliably estimate returns at the time shipments were made during the nine and three months ended September 30, 2015 due to the lack of return history. Accordingly, the Company has recognized revenue only on those shipments whose fourteen day return period had lapsed by September 30, 2015. The Company accrues for the estimated costs associated with the one year wocket® smart wallet warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience.

For the nine and three months ended September 30, 2015, the Company’s revenues related to shipments of the wocket® smart wallet to customers who pre-ordered the product in 2014 as well as to those customers who ordered the product in 2015. In addition, the revenues for the nine and three months ended September 30, 2015 include two bulk sales of the wocket® smart wallet to retailers who will resell the wocket® smart wallet through their respective distribution channels. The aggregate amount of these two sales was $151,466. The terms and conditions of these sales provide the retail customers with trade credit terms. In addition, these sales were made to the retailers with no rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities realizable from the conversion of convertible notes and related accrued interest and from the exercise of 5,102,990 warrants as of September 30, 2015, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of September 30, 2014, potentially dilutive securities realizable from the exercise of 3,629,776 warrants were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

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

The FASB recently issued Accounting Standards Update No. ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”) that changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 is effective for inventory measurements for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2015-11.

In April 2015, the FASB issued Accounting Standard Update ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-13”). ASU 2015-03 is effective for the fiscal years beginning after December 15, 2015. ASU 2015-03 simplifies financial reporting by eliminating the different presentation requirements for debt issuance costs and debt discounts or premiums. The adoption of this standard, which will be applied retrospectively, will not have a material impact on the Company’s results of operations.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Convertible Notes Payable

July 2015 Convertible Note

On July 27, 2015, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company sold an aggregate of $222,222 in principal amount of the 8% Convertible Notes for an aggregate purchase price of $200,000. The Company received net proceeds of $200,000 from the sale of the 8% Convertible Notes. The 8% Convertible Notes matured on September 11, 2015 (the “Maturity Date”), less any amounts converted or redeemed prior to the Maturity Date. The 8% Convertible Notes bear interest at a rate of 8% per annum, subject to increase to the lesser of 24% per annum or the maximum rate permitted under applicable law upon the occurrence of certain events of default. The 8% Convertible Notes were convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $3.50 per share, which was subject to adjustment for stock dividends, stock splits, combinations or similar events. The Company was able to prepay in cash any portion of the principal amount of the 8% Convertible Notes and any accrued and unpaid interest. If such prepayment was made within sixty (60) days after the issuance date of the 8% Convertible Notes, the Company would pay an amount in cash equal to 109% of the sum of the then outstanding principal amount of the note and interest; thereafter, if such prepayment was made, the Company would pay an amount in cash equal to 114% of the sum of the then outstanding principal amount of the note and interest. In the event the Company effects a registered offering either utilizing Form S-1 or Form S-3 (a “Registered Offering”), the Holder would have the right to convert the entire amount of the purchase price into such Registered Offering. On August 4, 2015, the Company closed a Registered Offering and the holder of the 8% Convertible Notes elected to convert the entire purchase price amount into common shares. The conversion price used to convert the entire purchase price into common stock was equivalent to the equity offering price of $1.75 on August 4, 2015 and not the conversion price of $3.50 stipulated in the securities purchase agreement. As a result of the change in the conversion price, the Company recorded additional inducement expense of $100,000 in three months ended September 30, 2015.

April 2015 Private Placement

On April 24, 2015, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with a group of accredited investors (the “April Purchasers”) pursuant to which the Company sold to such purchasers an aggregate of $1,575,000 principal amount of secured convertible notes (the “Convertible Notes”), a Class A Common Stock Purchase Warrant (the “Class A Warrant”) to purchase up to 468,749 shares of the Company’s common stock and a Class B Common Stock Purchase Warrant (the “Class B Warrant,” and together with the Class A Warrant, the “April Warrants”) to purchase up to 468,749 shares of the Company’s common stock. The Convertible Notes bear interest at 6% per annum and are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.52 per share. The April Warrants are exercisable beginning six (6) months after issuance through the fifth (5th) anniversary of such initial exercisability date. The Class A Warrant has an initial exercise price equal to $3.02 per share and the Class B Warrant has an initial exercise price equal to $5.00 per share. The Company received cash proceeds of $1,481,500 from the issuance of the Convertible Notes after deducting debt issuance costs of $93,500.

The Company recorded a debt discount of $1,575,000 related to the sale of the Convertible Notes and the April Warrants. The debt discount reflects the underlying fair value of the April Warrants of approximately $860,000 on the date of the transaction and a beneficial conversion charge of approximately $715,000. The debt discount will be amortized to interest expense over the earlier of (i) term of the Convertible Notes or (ii) conversion of the debt. During the nine months ended September 30, 2015, the Company amortized $690,411 of the debt discount as a component of interest expense in the accompanying statements of operations.

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

(Unaudited)

Note 4 - Convertible Notes Payable (continued)

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

Note 5 - Derivative Liabilities

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

(Unaudited)

Note 5 - Derivative Liabilities (continued)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Nine Months Ended
September 30, 2014
Beginning liability balance	$1,650,243
Recognition of derivative value in equity	3,356,579
Net unrealized gain on derivative liabilities in equity	(373,110)
Net unrealized gain on conversion feature liabilities	(20,218)
Adjustment to additional paid-in capital upon conversion and modification	(4,613,494)
Ending balance	$-

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

September 2014 Public Offering

On September 15, 2014, the Company closed an underwritten public offering of its common stock and warrants. The Company offered 2,127,273 shares of common stock and warrants to purchase 2,127,273 shares of common stock, at a combined price to the public of $2.75 per share and related warrant. The warrants are exercisable for a period of five (5) years beginning on September 15, 2014 at an exercise price of $3.288 per share. The Company received net proceeds of $4,954,042 from the public offering, after deducting the underwriting discount and other offering related expenses. The underwriters were Northland Securities, Inc., The Benchmark Company, LLC, and Newport Coast Securities Inc.

In connection with the underwritten public offering of the Company’s common stock and warrants on September 15, 2014, the Company was required to obtain a waiver and consent from the Purchasers in order to conduct the public offering at a price of $2.75 per share and warrant. As a result, on September 10, 2014, the Company issued the majority Purchasers in the January 13, 2014 private offering, 261,131 unregistered shares of common stock and reduced the exercise price on the outstanding Warrants, June Warrants, and August Warrants from $3.00 to $2.00 per share of common stock for all of the investors. During the twelve months ended December 31, 2014, the Company recorded additional inducement expense of $718,110 and $232,360 related to the issuance of unregistered shares of common stock to the majority Purchasers and the modification of the warrant exercise price, respectively.

2015 Warrant Exercises

Between January 28, 2015 and September 30, 2015, the Company received proceeds of $650,000 in connection with the exercise of 325,000 warrants into 325,000 shares of common stock at an exercise price of $2.00 per share.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Stockholders' Equity (continued)

August 2015 Public Offering and Private Placement

On August 4, 2015, the Company closed on an equity offering comprised of a public offering of 1,721,429 shares of its common stock and a private placement of warrants to purchase 860,716 shares of common stock. The offering was priced at $1.75 for each share of common stock and ½ warrant, inclusive. The Company received approximately $2.5 million in net proceeds from the public offering, after deducting placement agent fees and offering related expenses. Each warrant is initially exercisable on the six (6) month anniversary of the issuance date at an initial exercise price equal to $2.35 per share and has a term of exercise equal to five (5) years from the date on which first exercisable. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise.

The following table summarizes the Company's warrants outstanding and exercisable at September 30, 2015:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding and Exercisable at January 1, 2015	3,629,776	$2.80	4.51	$283,828
Issued	1,798,214	3.22	-	-
Exercised	(325,000)	2.00	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at September 30, 2015	5,102,990	$3.00	4.30	$-

Long-Term Stock Incentive Plan

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 2,476,236 at January 1, 2015. During the nine and three months ended September 30, 2015, the Company issued 82,113 and 47,871 shares, respectively of common stock under the plan to three non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors for the nine and three months ended June 30, 2015 was $135,000 and $45,000, respectively. On November 18, 2014 the Company granted 215,000 restricted shares of common stock with an aggregate fair value of $451,500 to six non-executive employees and one consultant. The vesting period for these restricted shares of common stock is twelve months with the exception of one award that vests over a thirty-six month period. During the nine and three months ended September 30, 2015, the Company expensed $181,125 and $60,375, respectively related to these restricted stock awards. During the nine months ended September 30, 2015, the Company issued 50,000 restricted shares of common stock with an aggregate fair value of $147,500 to one non-executive employee. During the nine months ended September 30, 2015, the Company expensed $147,500 related to this restricted stock award. During the nine and three months ended September 30, 2014, the Company issued 10,943 and 5,859 restricted shares, respectively, of common stock under the plan to three non-executive directors with an aggregate fair value of $35,000 and $15,000, respectively. The Company issued 112,500 shares of common stock with an aggregate fair value of $275,225 to certain of its employees during the nine months ended September 30, 2014. At September 30, 2015, a total of 424,843 shares of common stock have been issued from the Plan and 2,051,393 are available to be issued.

During the nine and three months ended September 30, 2015, the Company issued 965,179 and 801,569, shares of common stock, respectively with a fair value of $1,261,493 and $818,683, respectively to non-employees for services rendered. The Company recorded expense of $659,176 and $271,203, in the nine and three months ended September 30, 2015, respectively, in connection with the issuance of common stock to non-employees. For the nine months ended September 30, 2014, the Company issued 65,830 shares of common stock with an aggregate fair value of $244,000 to consultants for services rendered to the Company.

During the nine and three months ended September 30, 2015, the Company accrued $568,875 and $189,625, respectively, of discretionary management and employee bonus expense.

Shares Issued to a Third Party for Services Rendered

We issued 100,000 shares of Common Stock to a third party for brokerage services rendered to the Company.

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

Warranty

The Company’s product is sold with a one-year warranty against defects in materials and workmanship under normal use. To date, warranty claims have been inconsequential and the Company estimates any such claims against sales made to date will be immaterial. Accordingly, no accrual for warranty costs has been recorded at September 30, 2015.

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

The Company incurred rent expense of $96,303 and $13,842 for the nine months ended September 30, 2015 and 2014, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2015 (remaining)	$31,679
2016	121,575
2017	87,459
Total future lease obligations	$240,713

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued.

October 2015 Public Offering

On October 21, 2015, the Company closed an underwritten public offering of 1,500,000 shares of its common stock at a price to the public of $0.70 per share. The Company received approximately $0.9 million in net proceeds from the public offering, after deducting underwriting commissions and fees and related offering expenses. Aegis Capital Corp. was the sole book-running manager for the offering.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the nine and three months ended September 30, 2015 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, our observance of trends in the industry and information available from other outside sources, as appropriate. Please see Note 3 to our condensed consolidated financial statements and our discussion of critical accounting policies in our Form 10-K for a more complete description of our significant accounting policies. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

We are an early stage technology company that is focused on developing and marketing products, solutions, and services for organizations that have a need for biometric secure access control. We have three distinct lines of business that we are currently pursuing: law enforcement; m-commerce; and biometric access control applications. Our initial efforts focused on our secure products offering for law enforcement, the Department of Defense, and Homeland Security through our 3D FaceMatch® biometric identification systems. In parallel we have developed a secure biometric electronic smart wallet, the wocket® smart wallet, for the growing m-commerce market. We believe that the wocket® smart wallet constitutes unique technology because it takes a very different approach relative to the current offerings, instead of replacing the wallet through a smartphone, our aim is to improve it. We believe that our wocket® smart wallet  will reduce the number of cards carried in a consumer’s wallet while supporting most payment methods currently available at point of sale at retailers around the world, including magnetic stripe, barcodes and Quick Response (QR) Codes and in the near future near field communications, all within a secure biometric vault. We have also recently launched a new biometric authentication product named Voicematch®. This product is a new method of recognizing both the voice of speakers and specific words they use providing innovative multi-factor recognition that is efficient enough to run on low-power devices.

Using our biometrics technologies, we plan to address the growing m-commerce market with our innovative MobileBio suite of biometric solutions that secure mobile platforms. Currently, most mobile devices continue to be protected simply by questions that a user asks and PIN numbers. This security methodology is easily duplicated on another device and can be easily spoofed or hacked. Nxt-ID’s biometric security paradigm is Dynamic Pairing Codes (DPCs). DPCs are a new, proprietary method to secure users, devices, accounts, locations and servers over any communication media by sharing key identifiers, including biometric-enabled identifiers, between end-points by passing DPCs (random numbers) between end-points to establish sessions and/or transactions without exposing identifiers or keys. Our plan also anticipates that we will use our core biometric algorithms to develop a security application that can be used for corporations (industrial uses, such as enterprise computer networks), as well as individuals (consumer uses, such as smart phones, tablets, or personal computers). We started limited shipments of the wocket® smart wallet in March 2015 and we shipped the majority of our pre orders in the second quarter of 2015. Having shipped our pre-orders, the revenue in the third quarter of 2015 represents new orders received since the launch of wocket® smart wallet. In the fourth quarter of 2015 we anticipate continued rollout of the wocket® smart wallet to both third party retail customers as well as direct to consumers.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. The Company’s wocket® smart wallet sales comprise multiple element arrangements including both the wocket® smart wallet device itself as well as unspecified future upgrades. Determination of the elements to be accounted and the values attributable to revenue elements for which vendor specific objective or third party evidence are not available requires significant judgment. The Company offers to all its customers a period of fourteen days post the actual receipt date in which to return their wocket® smart wallet. Determination of whether returns may be reliably estimated is also a matter of significant judgment that impacts the timing of revenue recognition. The Company was unable to reliably estimate returns at the time shipments were made during the nine and three months ended September 30, 2015 due to the lack of return history. Accordingly, the Company has recognized revenue only on those shipments whose fourteen day return period had lapsed by September 30, 2015.

For the nine and three months ended September 30, 2015, the Company’s revenues relate to shipments of the wocket® smart wallet to customers who pre-ordered the product in 2014 as well as those customers who ordered the product in 2015. In addition, the revenues for the nine and three months ended September 30, 2015 include two bulk sales of the wocket® smart wallet to retailers who will resell the wocket® smart wallet through their respective distribution channels. The aggregate amount of these two sales was $151,466. The terms and conditions of these sales provide the retail customers with trade credit terms. In addition, these sales were made to the retailers with no rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Warranty Costs

The Company’s product is sold with a one-year warranty against defects in materials and workmanship under normal use. The Company accrues for the estimated costs associated with the one year wocket® smart wallet warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience. Estimating warranty costs requires significant judgment. To date, warranty claims have been inconsequential and the Company estimates any such claims against sales made to date will be immaterial. Accordingly, no accrual for warranty costs has been recorded at September 30, 2015.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company will adjust the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements.

Results of Operations

Comparison of nine and three months ended September 30, 2015 and September 30, 2014

Revenue. The Company had revenues of $533,529 and $418,128, respectively, during the nine and three months ended September 30, 2015 and no revenues during the nine and three months ended September 30, 2014. Our revenues for the nine months ended September 30, 2015 are related to the shipments of the wocket® smart wallet to our early access pre-order customers as well as new customer orders placed in 2015. In addition, the revenues for the nine and three months ended September 30, 2015 include two bulk sales of the wocket® smart wallet to retail customers who will resell the wocket® smart wallet through their respective distribution channels. The aggregate dollar amount of these two sales was $151,466. The selling price per unit as it relates to these two bulk sales was considerably lower than our direct selling price to our individual customers which negatively impacted our gross profit margin. Wocket® smart wallet sales for the nine and three months ended September 30, 2015 were comprised of wocket® smart wallet sales to both individual and retail customers. The sales prices to the retail customers were significantly discounted in order to accelerate product awareness and adoption of the wocket® smart wallet. We expect this trend to continue through the fourth quarter of 2015 but thereafter we are anticipating positive gross margins resulting from higher average selling prices. In addition, we expect lower product cost prospectively, resulting from higher production yields from our inventory suppliers.

Cost of Revenue. Our cost of revenue for these shipments to our customers is not reflective of our expected cost of revenues as we increase the quantity of product delivered.

Operating Expenses. Operating expenses for the nine months ended September 30, 2015 totaled $7,357,397 and consisted of research and development expenses of $2,246,421, selling and marketing expenses of $2,284,253 and general and administrative expenses of $2,826,723. The research and development expenses relate primarily to salaries and consulting services of $1,163,114, as well as test materials and prototypes necessary for the design, development and manufacturing of the wocket® smart wallet of $517,110. Selling and marketing expenses consisted primarily of salaries and consulting services of $445,820 and advertising and promotional expenses, including trade shows, of $1,238,251. General and administrative expenses for the nine months ended September 30, 2015 consisted of salaries and consulting services of $718,932, accrued management and employee incentives of $568,875, legal, audit and accounting fees of $316,672 and consulting fees for public relations of $233,293. General and administrative expenses also include $1,122,801 in non-cash stock compensation to employees, consultants and board members.

For the nine months ended September 30, 2014, operating expenses totaled $3,106,145 and consisted of research and development expenses of $887,180, selling and marketing expenses of $749,974 and general and administrative expenses of $1,468,991. The research and development expenses related primarily to salaries and consulting services of $546,436, as well as materials including prototypes necessary for the design, development and manufacturing of the wocket® smart wallet of approximately $280,131. Selling and marketing expenses consisted of $749,974 primarily for marketing consultants of $158,263 and advertising and promotion for the wocket® smart wallet of $318,613. General and administrative expenses for the nine months ended September 30, 2014 consisted of salaries of $258,232, legal, audit and accounting fees of $187,722 and consulting fees for public relations of $383,553. Also included is $554,225 in non-cash stock compensation to consultants, employees and board members.

Operating expenses for the three months ended September 30, 2015 totaled $2,856,011 and consisted of research and development expenses of $732,406, selling and marketing expenses of $970,987 and general and administrative expenses of $1,152,618. The research and development expenses relate primarily to salaries and consulting services of $440,759, as well as test materials and prototypes necessary for the design, development and manufacturing of the wocket® smart wallet of $155,394. Selling and marketing expenses consisted primarily of salaries and consulting services of $153,741 and advertising and promotional expenses, including trade shows, of $622,532. General and administrative expenses for the three months ended September 30, 2015 consisted of salaries and consulting services of $274,396, accrued management and employee incentives of $189,625, legal, audit and accounting fees of $169,493 and consulting fees for public relations of $154,868. General and administrative expenses also include $376,578 in non-cash stock compensation to employees, consultants and board members.

For the three months ended September 30, 2014, operating expenses totaled $1,546,339 and consisted of research and development expenses of $463,054, selling and marketing expenses of $372,371 and general and administrative expenses of $710,914. The research and development expenses related primarily to salaries and consulting services of $204,806, as well as materials including prototypes for the development of the wocket® smart wallet of $181,213. Selling and marketing expenses consisted of $372,371 primarily for marketing consultants of $98,909 and advertising and promotion for the pre-orders for the wocket® smart wallet of $212,104. General and administrative expenses for the three months ended September 30, 2014 consisted of salaries of $92,635, and consulting fees for public relations of $165,685. Also included is $410,225 in non-cash stock compensation to consultants, employees and board members.

The increase in expenditures for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, is due to an increase in research and development expenses relating to the development of the wocket® smart wallet and improving and updating the Company’s 3D facial recognition systems, as well as an increase in advertising and promotional expenses, increased professional fees relating to consultants, increased ongoing expenses related to being a publicly traded company, and the addition of sales and marketing related staff for sales of the Company’s product.

Net Loss. The net loss for the nine months ended September 30, 2015 was $9,040,415 and resulted primarily from $7,357,397 of operational expenses incurred during the nine months ended September 30, 2015. Also during the nine months ended September 30, 2015, the Company incurred inducement expense of $755,000 related to the Waiver Agreement that was entered into on April 23, 2015 and the change in the conversion price related to the 8% Convertible Notes issued on July 27, 2015, and interest expense of $760,782 resulting from interest on the convertible notes and the amortization of both the convertible note discount and the deferred debt issuance costs stemming from the issuance of the Convertible Notes on April 24, 2015. The net loss for the nine months ended September 30, 2014 was $4,956,099, including $30,744 in interest expense from the loan to the Company from CII, and inducement expenses of $2,212,538 related to warrant exercises, a modification of the exercise price of certain warrants, and the issuance of unregistered shares of common stock. Also included is the unrealized gain on change in fair value of derivatives liabilities of $393,328 that was initially recorded in connection with the issuance of a convertible note payable and warrants issued in the Company’s private placement in January 2014. During the period, the note payable was converted into common stock and the Company successfully modified the terms of the warrants with each of the holders. As a result, no derivative liabilities existed at September 30, 2014.

The net loss for the three months ended September 30, 2015 was $3,543,313 and resulted primarily from $2,856,011 of operational expenses incurred during the three months ended September 30, 2015. Also during the three months ended September 30, 2015, the Company incurred inducement expense of $100,000 related to the change in the conversion price related to the 8% Convertible Notes issued on July 27, 2015, and interest expense of $439,982 resulting from interest on the convertible notes and the amortization of both the convertible note discount and the deferred debt issuance costs stemming from the issuance of the Convertible Notes on April 24, 2015. The net loss for the three months ended September 30, 2014 was $2,707,749 and resulted primarily from $1,546,339 of operational expenses incurred during the three months ended September 30, 2014. Also during the three months ended September 30, 2014, the Company incurred inducement expense of $1,161,410 related to a modification of the exercise price of certain warrants, and the issuance of unregistered shares of common stock to the majority investors in the January 13, 2014 private offering.

Liquidity and Capital Resources

We have incurred operating losses of $7,525,328 and $3,003,496 for the nine and three months ended September 30, 2015, respectively. We have incurred net losses of $9,040,415 and $3,543,313 for the nine and three months ended September 30, 2015, respectively.

Cash and Working Capital. As of September 30, 2015 the Company had cash and stockholders’ equity of $147,370 and $661,618, respectively. At September 30, 2015, the Company had working capital of $282,866. During the nine months ended September 30, 2015, the Company received proceeds of $650,000 in connection with the exercise of 325,000 warrants into 325,000 shares of common stock at an exercise price of $2.00 per share. In addition, we received $1,481,500 in net proceeds from the issuance of Convertible Notes on April 24, 2015 and $2,494,522 in net proceeds from the issuance of common stock on August 4, 2015.

Cash Used in Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the nine months ended September 30, 2015, net cash used in operating activities totaled $6,342,943, which was comprised of a net loss of $9,040,415, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $2,716,175, and changes in operating assets and liabilities of negative $18,703 as compared to net cash used in operating activities of $2,674,271 for the nine months ended September 30, 2014, which was comprised of a net loss of $4,956,099, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $2,403,481, and changes in operating assets and liabilities of negative $121,653.

Cash Used in Investing Activities. During the nine months ended September 30, 2015, net cash used in investing activities totaled $336,996 and was related to the purchases of equipment and tooling of $335,040 and favorable changes in restricted cash of $1,956. During the nine months ended September 30, 2014, net cash used in investing activities amounted to $36,476 and was comprised of the purchases of equipment of $30,513 and changes in restricted cash of $5,963.

Cash Provided by Financing Activities. During the nine months ended September 30, 2015, the Company received proceeds of $650,000 in connection with the exercise of 325,000 warrants into 325,000 shares of common stock. In addition, we received $1,481,500 in net proceeds from the issuance of Convertible Notes on April 24, 2015, and we received $2,494,522 in net proceeds related to the August 4, 2015 equity offering. During the nine months ended September 30, 2014, the Company received net proceeds of $7,225,056 from the issuance of common stock and warrants and the exercise of warrants.

Sources of Liquidity. We are an early stage company and have generated losses from operations since inception.  We incurred a net loss of $9,040,415 during the nine months ended September 30, 2015, which included an aggregate $2,697,472 of adjustments to reconcile the Company’s net loss to net cash used in operating activities. As of September 30, 2015, the Company had working capital and stockholders’ equity of $282,866 and $661,618 respectively.

In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to September 30, 2015, or any additional funds raised, will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

July 2015 Private Placement

On July 27, 2015, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company sold an aggregate of $222,222 in principal amount of the 8% Original Issue Discount Convertible Notes (the “8% Convertible Notes”) for an aggregate purchase price of $200,000. The Company received net proceeds of $200,000 from the sale of the 8% Convertible Notes. The 8% Convertible Notes will mature on September 11, 2015 (the “Maturity Date”), less any amounts converted or redeemed prior to the Maturity Date. The 8% Convertible Notes bear interest at a rate of 8% per annum, subject to increase to the lesser of 24% per annum or the maximum rate permitted under applicable law upon the occurrence of certain events of default. The 8% Convertible Notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $3.50 per share, which is subject to adjustment for stock dividends, stock splits, combinations or similar events. The Company may prepay in cash any portion of the principal amount of the 8% Convertible Notes and any accrued and unpaid interest. If such prepayment is made within sixty (60) days after the issuance date of the 8% Convertible Notes, the Company shall pay an amount in cash equal to 109% of the sum of the then outstanding principal amount of the note and interest; thereafter, if such prepayment is made, the Company shall pay an amount in cash equal to 114% of the sum of the then outstanding principal amount of the note and interest. In the event the Company effects a registered offering either utilizing Form S-1 or Form S-3 (a “Registered Offering”), the Holder shall have the right to convert the entire amount of the purchase price into such Registered Offering. On August 4, 2015, the Company closed a Registered Offering and the Holder elected to convert the entire amount of the purchase price into the Registered Offering. The conversion price used to convert the entire purchase price into common stock was equivalent to the equity offering price of $1.75 on August 4, 2015 and not the conversion price of $3.50 stipulated in the securities purchase agreement. As a result of the change in the conversion price, the Company recorded additional inducement expense of $100,000 in three months ended September 30, 2015.

August 2015 Public Offering and Private Placement

On August 4, 2015, the Company closed on an equity offering comprised of a public offering of 1,721,429 shares of its common stock and a private placement of warrants to purchase 860,716 shares of common stock. The offering was priced at $1.75 for each share of common stock and ½ warrant, inclusive. The Company received approximately $2.5 million in net proceeds from the public offering, after deducting placement agent fees and offering related expenses. Each warrant is initially exercisable on the six (6) month anniversary of the issuance date at an initial exercise price equal to $2.35 per share and has a term of exercise equal to five (5) years from the date on which first exercisable. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise.

Northland Securities, Inc. acted as the exclusive placement agent for both offerings. The Benchmark Company also acted as an advisor to the Company for both offerings.

Subsequent Events

October 2015 Public Offering and Private Placement

On October 21, 2015, the Company closed an underwritten public offering of 1,500,000 shares its common stock at a price to the public of $0.70 per share. The Company received approximately $0.9 million in net proceeds from the public offering, after deducting underwriting commissions and fees and related offering expenses. Aegis Capital Corp. was the sole book-running manager for the offering.

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

In April 2015, the FASB issued Accounting Standard Update ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-13”). ASU 2015-03 is effective for the fiscal years beginning after December 15, 2015. ASU 2015-03 simplifies financial reporting by eliminating the different presentation requirements for debt issuance costs and debt discounts or premiums. The adoption of this standard which will be applied retrospectively, will not have a material impact on the Company’s results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2015, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of September 30, 2015, our disclosure controls and procedures were not effective.

As of September 30, 2015, we identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Nxt-ID, Inc.

Date: November 16, 2015	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.