Form 10-K
period 2015-12-31
Nxt-ID, Inc.
filed 2016-04-14
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54960

Nxt-ID, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0678374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

285 North Drive

Suite D

Melbourne, FL 32904

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2015, the last business day of the second fiscal quarter, was approximately $18,957,457 based on a total number of shares of our common stock outstanding that day of 25,703,545 and a closing price of $2.37. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 57,484,698 shares of its common stock outstanding as of April 11, 2016.

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

Our Company

We are an emerging growth technology company that is focused on products, solutions, and services for security on mobile devices. Our core technologies consist of those that support digital payments, biometric identification, encryption, sensors, and miniaturization. We have three distinct lines of business that we are currently pursuing, which are in various stages of development: mobile commerce (“m-commerce”), primarily through the application of secure digital payment technologies; biometric access control applications, and Department of Defense contracting. Our initial efforts have primarily focused on the development of our secure products for the growing m-commerce market, most immediately, a secure mobile electronic smart wallet, the Wocket®. The Wocket® is a smart wallet, the next evolution in smart devices following the smartphone and smartwatch, designed to protect your identity and replace all the cards in your wallet, with no smart phone required. The Wocket® works almost everywhere credit cards are accepted. We are also developing a smartcard that functions in a similar manner to the Wocket® and have a distribution agreement with an international direct selling company to distribute that product. Our biometric access control applications and defense contracting opportunities are still in their emerging growths.

We believe that our MobileBio® products will provide distinct advantages within m-commerce market by improving mobile security. Currently most mobile devices continue to be protected simply by PIN numbers. This security methodology is easily duplicated on another device, and can easily be spoofed or hacked. Our security paradigm is Dynamic Pairing Codes (“DPC”). DPC is a new, proprietary method to secure users, devices, accounts, locations and servers over any communication media by sharing key identifiers, including biometric-enabled identifiers, between end-points by passing dynamic pairing codes (random numbers) between end-points to establish sessions and/or transactions without exposing identifiers or keys. The recent high-level breaches of personal credit card data raises serious concerns among consumers about the safety of their money. These consumers are also resistant to letting technology companies learn even more about their personal purchasing habits.

Our plan also anticipates that we will use our core biometric facial and voice recognition algorithms to develop security applications (both cloud based and locally hosted) that can be used for companies (for industrial uses, such as enterprise computer networks) as well as individuals (for consumer uses, such as smart phones, tablets or personal computers), law enforcement, the defense industry, and the U.S. Department of Defense.

We are an emerging growth entity and have incurred net losses since our inception. In order to execute our long-term strategic plan to develop and commercialize our core products and fulfill our product development commitments, we will need to raise additional funds, through public or private equity offerings, debt financings, or other means. We can give no assurance that the cash raised subsequent to December 31, 2015 or any additional funds raised will be sufficient to execute our business plan. Should the Company not be successful in obtaining the necessary financing, or generate sufficient revenue to fund its operations, the Company would need to curtail certain of its operational activities. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These conditions raise substantial doubt about our ability to continue as a going concern. We can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as going concern.

Our Products

Wocket®

We have developed a separate physical electronic smart wallet that is intended to hold information from credit cards, debit cards, loyalty cards, identification cards, and virtually any magnetic stripe card to allow the owner of the card to configure a single, dynamic, electronic card to replicate any of the copied cards and thereby reduce the number of physical cards carried in a wallet. As designed, users will simply scan in each card, slide through each of the scanned “soft-cards” via a touch screen display. and select the card the user wishes to program. The resultant electronic card can then be swiped just like a regular credit, debit, or virtually any other card. The system consists of 2 devices: an electronic smart wallet “wocket” and a dynamic smart card. The electronic smart wallet is secured by an alpha numeric PIN and will also have a range of accessories that allow the user to carry a driver’s license and cash in the same device, replacing the wallet altogether. The payment information on the wocket smart card is erased a short time after it is enabled so that if the card is lost there is no sensitive information on the card. We commenced shipping of the Wocket® at the end of the second quarter of 2015, primarily to tech savvy consumers. The implementation of the EMV chip point of sale (“POS”) terminals in the United States has limited the number of POS systems that the Wocket® works at, so we have postponed the full launch of the product in the United States until we are able to implement Near Field Communication (“NFC”) technology on the Wocket® as well as our dynamic magnetic stripe technology. NFC is a similar technology to ApplePay and GooglePay and works at many EMV enabled POS Terminals. We are also pursuing the sale of the Wocket® in certain overseas markets that have not implemented chip cards and where the Wocket® works extremely well. We intend to relaunch the Wocket® in the United States once NFC is operational. Current Wocket® inventory is hardware enabled for this purpose and we are finalizing the software arrangements with banks and major payment companies to implement this technology. We anticipate relaunching the Wocket® in the United States with NFC capability in the third quarter of 2016 and will accelerate efforts to export the product to suitable overseas markets.

Wocket®

World Ventures SmartCard

We have entered into a distribution agreement with WorldVentures Holdings, LLC. (“WVH”), an international travel company, who will purchase an exclusive smartcard from the Company for distribution to its membership which is in excess of 500,000 members. WVH also made a strategic investment in the Company. The smartcard will be customized for WorldVentures with additional technologies and wireless features, such as the ability to seamlessly integrate with WorldVentures’s DreamTrips™ App to wirelessly check in and earn loyalty points towards free DreamTrips vacations at select restaurants. DreamTrips is a travel club and entertainment community where Members enjoy exciting excursions year-round to extraordinary destinations.

The prototype is expected to be completed in May 2016 with deliveries commencing in July 2016. We have received an initial purchase order for $15 million for delivery in 2016. The order calls for monthly deliveries of $2.5 million commencing in July 2016. Subsequent deliveries after July 2016 may be modified or cancelled subject to 90 days advance notice.

For additional information on the transaction with WVH, see “Management Discussion and Analysis of Financial Condition and Results of Operations”.

Nxt-ID SmartCard

We are developing a standalone smartcard (the “NXT Smartcard”) with the ability to make payments by dynamic magnetic stripe or through interacting with a terminal through EMC, NFC or barcode functionality. We are currently pursuing significant strategic partnerships for this product.

Prototype card

Wi-Mag™

Our proprietary antenna and payment technology can be embedded in a mobile device to make wireless payments at most POS terminals which do not require NFC or EMV. This allows us to make payments at most POS terminals in the United States and abroad. According to LTP research (January 12, 2016), there are about 13.9 million POS terminals in the United States of which 57% are currently Magstripe only. The addition of NFC and contactless EMV technology will further increase the locations where our technology works. We are currently in discussions with mobile device makers to license this technology.

MobileBio VoiceMatch®

Voicematch® is a new method of recognizing both speakers and specific words providing innovative multi-factor recognition. Voice authentication is a more natural biometric method of authentication than fingerprint that allows an individual access to multiple devices. Voicematch is efficient enough to run on low-power devices and runs on mobile platforms such as Android and iOS, as well as laptops and desktops. The product helps to address the growing BYOD (Bring your own device) problem for companies by positively identifying the individual using the mobile device. Voicematch® is a potential original equipment manufacturer (“OEM”) product for smartphone manufacturers. The product can also be sold as a standard development kit (“SDK”) to provide companies the opportunity to add a further layer of biometric protection to their websites and smartphone applications for their customers.

We expect commercial versions of this product to be available in the third quarter of 2016.

FaceMatch®

Through the acquisition of 3D-ID, LLC (“3D-ID”), the Company acquired 3D FaceMatch® and 3D SketchArtist™ facial recognition products which are available for sale. These products are primarily designed for access control, law enforcement and travel and immigration. Through 3D-ID, we are a sub-contractor to Battelle Memorial Institute on the Department of Defense Technical Information Engineering Services (“TIES”) contract with a contract ceiling of $995 million. This is an IDIQ (indefinite delivery indefinite quantity) contract and requires approved contractors to bid on task orders. We have not bid on any task orders to date.

Our Industry

The January 2016 issue of the Nilson Report shows that on a worldwide basis, transactions at merchants on the leading payment cards rose to $214 billion in 2014, of which 41.25% were generated in the United States.

It is estimated that there are approximately 180 million cardholders in the United States alone with each cardholder owning in excess of three payment cards. Several large technology companies have invested in the belief that in the foreseeable future most people will have embraced and fully adopted the use of smart-devices for purchases they make, nearly eliminating the need for cash or credit cards. They feel that the explosive growth in the use of smartphones and other mobile devices, combined with the convenience, security, and other affordances of mobile payments systems, makes these systems an obvious choice to replace established modes of payment in day-to-day commerce.

Many consumers are resistant to letting technology companies learn even more about their personal purchasing habits and are concerned with the security risk of putting their financial information on a phone. These consumers tend to prefer the use of traditional credit cards in addition to cash.

We believe that credit and debit card fraud will continue to be of concern to holders, even if the number of credit card holders/users continues to grow and with it the number of credit card transactions.

Each year approximately 12.7 million people in the United States are victims of identity theft and 44% of known causes of identity theft can be traced to a lost or stolen wallet or purse.

We believe that our products can significantly reduce the incidence of identity theft by concealing the card holder’s personal information. The Wocket® protects personal information by storing it on an encrypted chip in the Wocket® which can only be accessed by an alpha-numeric PIN and the associated smartcard does not retain any information after the card has been swiped so, unlike the loss or theft of a wallet, the loss or theft of our products do not lead to a breach of personal information.

Rather than try to predict the winning technology in this fast paced evolving payment technology industry, our business plan is to develop secure solutions that can make payments using any form of payment technology from traditional magnetic stripe to NFC, Bluetooth, EMV and barcodes.

We believe that our Wi-Mag™ technology, possibly in combination with our voice and facial recognition biometric technologies, will provide an opportunity for smartphone manufacturers who currently do not have a payment solution on their smartphones to license that capability from us. We believe that this is a large potential opportunity for us. According to Gartner (March 2015), worldwide smartphone sales to end users were approximate 1.2 billion units in 2015. 1 billion of these units had Android operating systems.

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

Samsung/LoopPay – A mobile payment system that uses Magnetic Secure Transmission to broadcast a signal to a point of sale payment terminal. This company was acquired by Samsung Electronics Co. in February 2015.

The advantage of our payment products is that our products are capable of using many different methods of payment whereas most of our competitors rely solely on NFC which has limited penetration at POS terminals worldwide.

Our Business Strategy

We have established a strategic partnership with WVH an international direct selling travel company, to supply them with a white label NXT Smartcard. WVH intends to purchase the product from us for its membership, which is currently in excess of 500,000 members. We intend to pursue similar relationships with partners that have a connected customer base.

More and more mobile phones are being used as a source of payment for goods and services. We believe that worldwide mobile payment volume will continue to grow rapidly in the upcoming years. We are actively marketing our Wi-Mag™ technology to manufacturers of smartphones to enable them to compete with payment offerings from the two major brands: Samsung and Apple. We believe that this will result in significant licensing revenue and is a very scalable business model.

The Wocket®, while technically very well received, has had a delayed expanded launch in the United States as the introduction of EMV chip technology has limited the number of POS terminals that will accept payment by the Wocket®. We are addressing this by incorporating NFC payment capability in the Wocket® as NFC is accepted at many POS terminals that are configured for EMV chip cards. The hardware element is already incorporated in current Wocket® inventory and we are in the process of working with financial institutions and payment companies to enable the processing of these transactions. We expect to have this capability enabled in the third quarter of 2016. We are also pursuing export opportunities for the Wocket® to overseas markets which have not adopted EMV chip technology and where the Wocket® has a very high rate of acceptance.

We have developed several proprietary methods of encryption and tokenization that we believe will help reduce fraud in credit card transactions. These technologies can be applied both at the point of sale and for online transactions. We intend to market our encryption capabilities to potential financial partners which, if successful could generate a significant source of recurring revenue per transaction to us.

We continue to develop opportunities for our biometric and sensor capabilities with the Department of Defense. We are partnered with established prime contractors that have or are bidding for contracts through which sales may be made. Our current partners include Battelle Memorial Institute and Verizon Federal Systems. We are a sub-contractor to Battelle Memorial Institute on the Department of Defense Technical Information Engineering Services (“TIES”) contract with a contract ceiling of $995 million. This is an IDIQ (indefinite delivery indefinite quantity) contract and requires approved contractors to bid on task orders. We have not bid on any task orders to date.

Our Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We currently rely and will continue to rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. We have filed the following 19 patents:

METHOD FOR REPLACING TRADITIONAL PAYMENT AND IDENTITY MANAGEMENT SYSTEMS AND COMPONENTS TO PROVIDE ADDITIONAL SECURITY AND A SYSTEM IMPLEMENTING SAID METHOD

Filed October 8, 2013

Application Number 14/049175

THE UN-PASSWORD™: REAL-TIME MULTI-FACTOR AUTHENTICATION VIA DYNAMIC PAIRING

Filed March 17, 2013

Application Number 61/802,681

THE UN-PASSWORD™: RISK AWARE END-TO-END MULTI-FACTOR AUTHENTICATION VIA DYNAMIC PAIRING

Filed March 17, 2014

Application Number 14/217,202

UNIVERSAL AUTHENTICATION AND DATA EXCHANGE METHOD, SYSTEM AND SERVICE

Filed March 17, 2014

Application Number 14/217,289

METHODS AND SYSTEMS TO ADD ELECTRONICS TO MATERIALS TO FORM A SMART WALLET

Provisional application filed September 2, 2014

Application Number 62/044,496

METHOD TO LOCALLY VALIDATE IDENTITY WITHOUT PUTTING PRIVACY AT RISK

Non-provisional application filed September 1, 2015

Application Number 14/842,252

DISTRIBUTED METHOD AND SYSTEM TO IMPROVE COLLABORATIVE SERVICES ACROSS MULTIPLE DEVICES

Non-provisional application filed February 8, 2016

Application Number 15/018,496

VOICE DIRECTED PAYMENT SYSTEM AND METHOD

Non-provisional application filed February 10, 2016

Application Number 15/040,984

MINIATURE, Multi-purpose ANTENNA METHOD and SYSTEM FOR Low-Power CLOSE-PROXIMITY COMMUNICATIONS and energy transfer

Provisional application filed April 3, 2015

Application Number 62/143,028

PERSONALIZED AND INTELLIGENTLY CONNECTED METHOD AND SYSTEM TO AUTHENTICATE AND BACKUP DATA ON A DEVICE

Provisional application filed June 23, 2015

Application Number 62/183,298

BEHAVIORAL-DIRECTED AUTHENTICATION METHOD AND SYSTEM

Provisional application filed July 5, 2015

Application Number 62/188,684

PERSONALIZED TOKENIZATION SYSTEM AND METHOD

Provisional application filed July 14, 2015

Application Number 62/192,218

METHOD AND SYSTEM TO SECURELY SUGGEST LOYALTY AND PAYMENT ACCOUNT INFORMATION AND ADVERTISE CONSUMER INFORMATION

Provisional application filed July 15, 2015

Application Number 62/192,688

METHODS AND SYSTEMS RELATED TO MULTI-FACTOR, MULTI-DIMENSIONAL, HIDDEN SECURITY PINS

Provisional application filed July 30, 2015

Application Number 62/198,817

ELECTRONIC CRYPTO-CURRENCY MANAGEMENT METHOD AND SYSTEM

Provisional application filed July 30, 2015

Application Number 62/198,989

Inventors D. Tunnell and Morgan

SYSTEMS AND DEVICES FOR WIRELESS CHARGING OF A POWERED TRANSACTION CARD AND EMBEDDING ELECTRONICS IN A WEARABLE ACCESSORY

Filed September 2, 2015

Application Number 14/843,925

COMPONENTS FOR ENHANCING OR AUGMENTING WEARABLE ACCESSORIES BY ADDING ELECTRONICS THERETO

Filed September 2, 2015

Application Number 14/843930

LOW BANDWIDTH CRYPTO-CURRENCY TRANSACTION EXECUTION AND SYNCHRONIZATION METHOD AND SYSTEM

Provisional application filed September 7, 2015

Application Number 62/215,066

METHOD AND SYSTEM TO ORGANIZE AND MANAGE FINANCIAL TRANSACTIONS

Provisional application filed December 2, 2015

Application Number 62/262,138

Subsequent to the acquisition of 3D-ID, we licensed sixteen (16) other United States’ patents in the field of biometrics. We enter into confidentiality agreements with our consultants and key employees, and maintain control over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

Corporate Information

History

We were incorporated in the state of Delaware on February 8, 2012. We are an emerging growth technology company that is focused on products, solutions, and services for security on mobile devices. Company’s core technologies are in digital payments, biometric identification; encryption; sensors and miniaturization. We have three distinct lines of business that we are currently pursuing: mobile commerce (“m-commerce”) primarily through the application of secure digital payment technologies; biometric access control applications; and Department of Defense contracting.

Effective June 25, 2012, the Company acquired 100% of the membership interests in 3D-ID, a limited liability company formed in Florida in February 2011 and owned by the Company’s founders. Since this was a transaction between entities under common control, in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”, Nxt-ID recognized the net assets of 3D-ID at their carrying amounts in the accounts of Nxt-ID on the date that 3D-ID was organized, February 14, 2011.

Other

Our principal executive offices are located at 285 North Drive, Suite D, Melbourne, FL 32904, and our telephone number is (203) 266-2103. Our website address is www.nxt-id.com. The information contained therein or connected thereto shall not be deemed to be incorporated into this Report. The information on our website is not part of this Report.

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

Employees

As of December 31, 2015, we had a total of 17 full-time employees, 8 in product engineering, 3 in finance and administration and 6 in customer service and product fulfillment. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, graphic designers, computer scientists, sales and marketing and senior management personnel. In addition, we have independent contractors whose services we are using on an as-needed basis to assist with the engineering and design of our products.

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

The Company is an emerging growth entity and has incurred net losses of $13,076,854 for the year ended December 31, 2015. As of December 31, 2015, the Company had cash and stockholders’ equity of $418,991 and $881,333, respectively. At December 31, 2015, the Company had working capital of $508,119. Our ability to continue as a going concern is contingent upon, among other factors, our ability to raise additional cash from equity financings, secure debt financing, and/or generate revenue from the sales of our products. We cannot provide any assurance that we will be able to raise additional capital.  If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

Because we are an emerging growth company, we expect to incur significant additional operating losses.

The Company is an emerging growth entity. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our current products have not generated significant commercial revenue for the Company and there can be no guarantee that we can generate sufficient revenues from the commercial sale of our products in the near future to fund our ongoing capital needs.

We have a limited operating history upon which you can gauge our ability to obtain profitability.

We have a limited operating history and our business and prospects must be considered in light of the risks and uncertainties to which emerging growth companies are exposed. We cannot provide assurances that our business strategy will be successful or that we will successfully address those risks and the risks described herein. Most important, if we are unable to secure future capital, we may be unable to continue our operations. We may incur losses on a quarterly or annual basis for a number of reasons, some of which may be outside our control.

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

We will require additional capital in the future to develop the NFC Wocket®. If we do not obtain any such additional financing, if required, our business prospects, financial condition and results of operations will be adversely affected.

We will require additional capital in the future to develop the NFC Wocket®. We may not be able to secure adequate additional financing when needed on acceptable terms, or at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at a price lower than the market price of our common stock at the time of such issuance. If we cannot secure sufficient additional funding we may be forced to forego strategic opportunities or delay, scale back and eliminate future product development.

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

Existing or pending patents could adversely affect our business.

On November 12, 2015, we received a complaint that one of our technologies infringed upon one or more claims of a patent(s) issued to the claimant.  The claimant has subsequently acknowledged that we are not currently infringing on their patent(s) as the technology in question is not commercially available at the current time. We are in the process of negotiating a future royalty agreement with the claimant should we decide to introduce this technology in the future.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual and current reports with respect to our business and operating results.

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

As of the date of hereof, our executive officers, directors, and affiliated parties beneficially own approximately 48.18% of our common stock. As a result, our executive officers, directors and affiliated parties will have significant influence to:

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

If WorldVentures Holdings, LLC, does not accept the custom card made for them, they may decide not to distribute the product which could significantly affect our future revenues and profitability.

If WorldVentures Holdings, LLC, does not accept our prototype card being developed for them or if it fails to achieve market acceptance, it could significantly affect our revenues and profits including the cancellation of part or all their disclosed purchase order. This could have a detrimental effect on our business.

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

Risks Related to our Securities

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, and lack of profits, which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is, compared to the shares of such larger, more established companies, sporadically and thinly traded. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock is sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our lack of profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common stock regardless of our operating performance.

If we are not able to comply with the applicable continued listing requirements or standards of the NASDAQ Capital Market, NASDAQ could delist our common stock.

Our common stock is currently listed on the NASDAQ Capital Market (“NASDAQ”). In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders' equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

On October 6, 2015, we received a deficiency notice from NASDAQ stating that that the Company was not in compliance with NASDAQ Listing Rule 5550(b)(2), as the Company’s Market Value of Listed Securities (“MVLS") was below $35 million for the previous thirty (30) consecutive business days. In accordance with NASDAQ Marketplace Rule 5810(c)(3), the Company has been granted a 180 calendar day compliance period, or until April 4, 2016, to regain compliance with the minimum MVLS requirement. To regain compliance, the Company's MVLS must close at $35 million or more for a minimum of ten (10) consecutive business days during the 180 calendar day compliance period. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on the Nasdaq Capital Market. We intend to monitor its MVLS between now and April 4, 2016, and will consider and evaluate all available options to resolve the Company’s noncompliance with the MVLS requirement as may be necessary. There can be no assurance that the Company will be able to regain compliance with the MVLS requirement or will otherwise be in compliance with other NASDAQ listing criteria.

On November 30, 2015, we received a written notification from NASDAQ indicating that the Company was not in compliance with NASDAQ Listing Rule 5550(a)(2), as the Company’s closing bid price for its common stock was below $1.00 per share for the last thirty (30) consecutive business days.

Pursuant to NASDAQ Listing Rule 5810(c)(3)(A), the Company has been granted a 180-calender day compliance period, or until May 31, 2016, to regain compliance with the minimum bid price requirement. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on NASDAQ. To regain compliance, the closing bid price of the Company’s shares of common stock must meet or exceed $1.00 per share for at least ten (10) consecutive business days during the 180-calender day compliance period.

If the Company is not in compliance by May 31, 2016, the Company may be afforded a second 180-calender day compliance period. To qualify for this additional time, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for NASDAQ with the exception of the minimum bid price requirement. In addition, the Company will be required to notify NASDAQ of its intention to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that the Company’s shares of common stock will be subject to delisting.

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

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of common stock have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.

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

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our common stock.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Properties

Our principal executive offices are located in Melbourne, Florida. On October 3, 2014, the Company entered into a lease agreement for this office space, which includes customer service and warehouse space. The lease term commenced on January 1, 2015. The term of the lease is for three years with a monthly rent of $6,395 which includes the base rent, an escrow for taxes and insurance, common area maintenance charges and applicable sales tax.

We also retain an office in Oxford, Connecticut. On September 12, 2014, the Company entered into a lease agreement for this office space. The lease term commenced on October 1, 2014 and the lease term is for two years with a monthly rent of $2,300 in the first year, increasing to $2,450 per month in the second year.

On October 16, 2013, the Company entered into a lease agreement for office space in Palm Bay, Florida. The term of the lease is for three years with a monthly rent of $1,250 per month in the first year, increasing 3% annually thereafter.

Item 3.	Legal Proceedings

On November 12, 2015, we received a complaint that one of our technologies infringed upon one or more claims of a patent(s) issued to the claimant.  The claimant has subsequently acknowledged that we are not currently infringing on their patent(s) as the technology in question is not commercially available at the current time. We are in the process of negotiating a future royalty agreement with the claimant should we decide to introduce this technology in the future.

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. Other than as described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, or any of our subsidiaries in which an adverse decision could have a material adverse effect upon our business, operating results, or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On September 11, 2014, our common stock began trading on NASDAQ under the symbol NXTD. Prior to the NASDAQ uplisting on September 11, 2014, our common stock traded on the OTCBB under the symbol NXTD. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange. A public market for our common stock did not exist prior to August 13, 2013.

Price Range of Common Stock

The following tables show, for the periods indicated, the high and low bid prices per share of our common stock as reported by NASDAQ for the period September 11, 2014 through December 31, 2015 and the OTCBB quotation service for the period January 2, 2014 through September 10, 2014. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	2015
	High	Low
1st Quarter ended March 31, 2015	$4.20	$2.13
2nd Quarter ended June 30, 2015	$3.20	$2.27
3rd Quarter ended September 30, 2015	$2.43	$0.79
4th Quarter ended December 31, 2015	$1.19	$0.16

	2014
	High	Low
1st Quarter ended March 31, 2014	$5.20	$2.71
2nd Quarter ended June 30, 2014	$4.70	$3.00
3rd Quarter ended September 30, 2014	$4.44	$1.36
4th Quarter ended December 31, 2014	$4.19	$2.00

Holders

As of March 28, 2016, there were approximately 75 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

November 2015 Term Note

On November 25, 2015, the Company issued a term note (the “Term Note”) with a principal amount $200,000 to an accredited purchaser (the “November Purchaser”). The Term Note matures on December 15, 2015, and bears interest at a rate of 8% per annum. The November Purchaser converted the entire principal amount into the December Offering described below.

March 2016 Promissory Note

On March 11, 2016, the Company issued the Promissory Note with a principal amount $400,000 to an accredited purchaser. The Promissory Note matures on April 25, 2016, and bears interest at a rate of 12% per annum.

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

We are an emerging growth technology company that is focused on products, solutions, and services for security on mobile devices. Our core technologies consist of those that support digital payments, biometric identification, encryption, sensors, and miniaturization. We have three distinct lines of business that we are currently pursuing, which are in various stages of development: mobile commerce ("m-commerce"), primarily through the application of secure digital payment technologies; biometric access control applications, and Department of Defense contracting. Our initial efforts have primarily focused on the development of our secure products for the growing m-commerce market, most immediately, a secure mobile electronic smart wallet, the Wocket®. The Wocket® is a smart wallet, the next evolution in smart devices following the smartphone and smartwatch, designed to protect your identity and replace all the cards in your wallet, with no smart phone required. The Wocket® works almost everywhere credit cards are accepted. We are also developing a smartcard that functions in a similar manner to the Wocket® and have a distribution agreement with an international direct selling company to distribute that product. Our biometric access control applications and defense contracting opportunities are still in their emerging growths.

We believe that our MobileBio® products will provide distinct advantages within m-commerce market by improving mobile security. Currently most mobile devices continue to be protected simply by PIN numbers. This security methodology is easily duplicated on another device, and can easily be spoofed or hacked. Our security paradigm is Dynamic Pairing Codes ("DPC"). DPC is a new, proprietary method, to secure users, devices, accounts, locations and servers over any communication media by sharing key identifiers, including biometric-enabled identifiers, between end-points by passing dynamic pairing codes (random numbers) between end-points to establish sessions and/or transactions without exposing identifiers or keys. The recent high-level breaches of personal credit card data raises serious concerns among consumers about the safety of their money. These consumers are also resistant to letting technology companies learn even more about their personal purchasing habits.

Our plan also anticipates that we will use our core biometric facial and voice recognition algorithms to develop security applications (both cloud based and locally hosted) that can be used for companies (for industrial uses, such as enterprise computer networks) as well as individuals (for consumer uses, such as smart phones, tablets or personal computers), law enforcement, the defense industry, and the U.S. Department of Defense.

We are an emerging growth entity and have incurred net losses since our inception. In order to execute our long-term strategic plan to develop and commercialize our core products we will need to raise additional funds through public or private equity offerings, debt financings, or other means. We can give no assurance that the cash raised subsequent to December 31, 2015 or any additional funds raised will be sufficient to execute our business plan. These conditions raise substantial doubt about our ability to continue as a going concern. We can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

We commenced shipping of the Wocket® at the end of the second quarter of 2015, primarily to tech savvy consumers. The implementation of the EMV chip point of sale (“POS”) terminals in the United States has limited the number of POS systems that the Wocket® works at, so we have postponed the full launch of the product in the United States until we are able to implement Near Field Communication (“NFC”) technology on the Wocket® as well as our dynamic magnetic stripe technology. NFC is a similar technology to ApplePay and GooglePay and works at many EMV enabled POS Terminals. We are also pursuing the sale of the Wocket® in certain overseas markets that have not implemented chip cards and where the Wocket® works extremely well. We intend to relaunch Wocket® in the United States once NFC is operational. Current wocket inventory is hardware enabled for this purpose and we are finalizing the software arrangements with banks and major payment companies to implement this technology. We anticipate relaunching the Wocket® in the United States with NFC capability in the third quarter of 2016 and will accelerate efforts to export the product to suitable overseas markets

Results of Operations

Year ended December 31, 2015, compared with the year ended December 31, 2014.

Revenue. Our revenues for the year ended December 31, 2015 were $616,854 and we had no revenues for the year ended December 31, 2014. Our revenues for the year ended December 31, 2015 are related to shipments of the Wocket® to our early access pre-order customers as well as new customer orders placed in 2015. In addition, the revenues for the year ended December 31, 2015 included resale sales of the Wocket® to wholesale customers who resell the Wocket® through their respective distribution channels. The aggregate dollar amount of these resale sales was $167,466. The selling price per unit as it relates to wholesale sales was considerably lower than our direct selling price to our individual customers which negatively impacted our gross profit margin. The sales prices to wholesale customers were significantly discounted in order to accelerate product awareness and adoption of the Wocket®.

Cost of Revenue. Our cost of revenue includes our direct product cost to both our individual customers as well as our wholesale customers. During 2015, our gross margin on sales to our wholesale customers was considerably lower than the gross margin resulting from sales to our individual customers as discussed above.

Our cost of revenue also includes a write off of excess and obsolete inventory of $343,216 resulting from our transition to version 2 of the Wocket® which now includes NFC technology. We also recorded an unfavorable book-to-physical inventory adjustment of $131,209 as well as scrap adjustments of $375,699 relating primarily to low early stage production yield. In addition, we recorded a lower of cost or market adjustment of $149,000 in anticipation of our future sales to wholesale customers. We expect that our future selling price to wholesale customers will continue to be less on a per unit basis as compared to our selling price per unit to our direct individual customers.

Operating Expenses. Operating expenses for the year ended December 31, 2015 totaled $9,717,327 and consisted of research and development expenses of $2,728,518, selling and marketing expenses of $3,423,567 and general and administrative expenses of $3,565,242. The research and development expenses related primarily to salaries and consulting services of $1,446,657, as well as test materials and prototypes of $608,768 necessary for the design, development and manufacturing of the Wocket®. Selling and marketing expenses consisted primarily of salaries of $301,585, and consulting services of $1,471,460, that was paid in both cash and common stock and advertising and promotional expenses, including trade shows of $1,327,657. General and administrative expenses for the year ended December 31, 2015 consisted of salaries and consulting services of $1,023,843, accrued management and employee incentives of $372,000, legal, audit and accounting fees of $405,637 and consulting fees for public relations of $269,540. General and administrative expenses also include $139,921 for the waiver of a provision to satisfy accelerated installments of the December Notes in cash. Also included is $472,590 in non-cash stock compensation to vendors and board members

Operating expenses for the year ended December 31, 2014 totaled $5,246,482 and consisted of research and development expenses of $1,417,745, selling and marketing expenses of $1,396,077 and general and administrative expenses of $2,432,660. The research and development expenses related primarily to salaries and consulting services of $962,102, as well as materials including prototypes of $329,304 necessary for the design, development and manufacturing of the Wocket®. Selling and marketing expenses consisted of $1,396,077 primarily for marketing consultants of $664,079 and advertising and promotion for the pre-orders for the Wocket® of $602,492. General and administrative expenses for the period consisted of salaries of $544,483, legal, audit and accounting fees of $473,334 and consulting fees for public relations of $527,458. Also included is $283,150 in non-cash stock compensation to employees and board members.

Net Loss. The net loss for the year ended December 31, 2015 was $13,076,854 and resulted primarily from the loss on product sales of $1,206,970 and from $9,717,327 of operational expenses incurred during the year ended December 31, 2015. Also during the year ended December 31, 2015, the Company incurred inducement expense of $755,000 related to the Waiver Agreement (as defined below) that was entered into on April 23, 2015, and the change in the conversion price related to the 8% Convertible Notes (as defined below) issued on July 27, 2015, and interest expense of $1,249,961 resulting from interest on the convertible notes and the amortization of both the convertible note discount and the deferred debt issuance costs stemming from the issuances of convertible notes on April 24, 2015 and December 8, 2015. In addition, the Company incurred a loss on extinguishment of debt of $635,986 which resulted primarily from the write off of the remaining unamortized note discount and deferred debt issue costs related to the convertible notes issued on April 24, 2015 on December 7, 2015. Lastly, the Company recorded a realized gain of $47,242 and an unrealized gain of $444,728 resulting from a change in the fair value of derivative liabilities.

The net loss for the year ended December 31, 2014 was $7,076,609, including $30,744 in interest expense from the loan to the Company from Connecticut Innovations, Inc. and inducement expenses of $2,212,538 related to warrant exercises, a modification of the exercise price of certain warrants, and the issuance of unregistered shares of common stock. Also included is interest income of $1,235 and the unrealized gain on change in fair value of derivatives liabilities of $412,763 that was initially recorded in connection with the issuance of a convertible note payable and warrants issued in the Company’s private placement in January 2014. During the period, the note payable was converted into common stock and the Company successfully modified the terms of the warrants with each of the holders. As a result, no derivative liabilities existed as of December 31, 2014.

Liquidity and Capital Resources

We are an emerging growth company and have generated losses from operations since inception. In order to execute our long-term strategic plan to develop and commercialize our core products, we will need to raise additional funds, through public or private equity offerings, debt financings, or other means. As of December 31, 2015, the Company had cash of $418,991. These conditions raise substantial doubt about our ability to continue as a going concern.

In order to execute the Company's long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to December 31, 2015 or any additional funds raised will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. Our cash balance on April 12, 2016 was approximately $2.1 million after we received approximately $1.85 million in net proceeds on April 11, 2016 from the sale of 2,500,000 shares of the Series A Preferred Stock.

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

Cash Flows

Cash and Working Capital

We have incurred net losses of $13,076,854 and $7,076,609 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 the Company had cash and stockholders’ equity of $418,991 and $881,333, respectively. At December 31, 2015, the Company had working capital of $508,119. During the year ended December 31, 2015, the Company raised net proceeds of approximately $8,076,657 through the issuance of common stock, warrants, notes, and $650,000 from the exercise of common stock warrants.

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the year ended December 31, 2015, net cash used in operating activities amounted to $8,620,672 and was comprised of net loss of $13,076,854, positive adjustments to reconcile net loss to net cash used in operating activities of $4,933,745 and changes in operating assets and liabilities of negative $477,563 as compared to $5,161,002 for the year ended December 31, 2014, comprised of a net loss of $7,076,609, positive adjustments to reconcile net loss to net cash used in operating activities of $2,631,811 and changes in operating assets and liabilities of negative $716,204.

Cash Used in Investing Activities

During the year ended December 31, 2015, net cash used in investing activities amounted to $1,888,281 and was comprised of the purchases of equipment and production tooling and molds of $381,767 and changes in restricted cash of $1,506,514 which is primarily attributable to the cash proceeds received as a result of the transaction with WVH (described below). During the year ended December 31, 2014, net cash used in investing activities amounted to $166,392 and was comprised of the purchases of equipment and production tooling and molds of $137,953 and changes in restricted cash of $28,439.

Cash Provided by Financing Activities

During the year ended December 31, 2015, the Company received net proceeds of $8,076,657 from the issuance of common stock, warrants, notes, and $650,000 from the exercise of warrants. During the year ended December 31, 2014, the Company received net proceeds of $7,225,055 from the issuance of common stock and warrants and the exercise of warrants.

Financings

January 2014 Private Placement

On January 13, 2014, the Company closed a “best efforts” private offering of $1,000,000 (the “January Offering”) with a group of accredited investors (the “January Purchasers”) and the Company exercised the over-subscription amount allowed in the January Offering of $350,000, for total gross proceeds to the Company of $1,350,000 before deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the January Purchasers (the “January Purchase Agreement”), the Company issued to the January Purchasers (i) 415,387 shares of the Company’s common stock and (ii) warrants (the “January Warrants”) to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $3.25 per share. In connection with the January Offering, 138,463 units were sold at the end of December 2013 and 276,924 units were sold in January 2014, all at $3.25 per unit. As a result, the Company received aggregate gross proceeds of $450,000 in December 2013 from the issuance of 138,463 shares of common stock and 450,000 January Warrants, and the Company received $900,000 in January 2014 from the issuance of 276,924 shares of common stock and 900,000 January Warrants. Costs incurred associated with the January Offering in December 2013 and January 2014 were $56,820 and $100,006, respectively. In January 2014, the placement agent received 41,539 warrants to purchase 41,539 shares of the Company’s common stock as fees.

Pursuant to the January Purchase Agreement, the Company’s founders who are members of management (the “Founders”) agreed to cancel a corresponding number of shares to those shares issued in the January Offering and place in escrow a corresponding number of shares to be cancelled for each January Warrant Share issued. As a result, the Founders retired 138,463 and 276,924 shares of common stock in December 2013 and January 2014, respectively.

The January Warrants are exercisable for a period of five (5) years from the original issue date. On the date of issuance, the January Warrants were recognized as derivative liabilities as they did not have fixed settlement provisions because their exercise prices could be lowered if the Company was to issue securities at a lower price in the future. As a result, the Company recorded $3,450,976 as derivative liability warrants on the consolidated balance sheet on January 13, 2014.

On February 21, 2014, the Company amended the terms of the 1,391,539 January Warrants as compensation to the placement agent to eliminate the anti-dilution provision and to lower the exercise price of the January Warrants from $3.25 to $3.00. As a result of the January Warrants’ modifications, the Company re-measured the January Warrants liability on the modification date and recorded an unrealized gain on derivative liabilities of $448,072 and reclassified the aggregate re-measured value of the January Warrants of $4,514,772 to additional paid-in capital. See Note 6 below .

On various dates, during the twelve months ended December 31, 2014, the Company received gross proceeds of $1,500,000 in connection with the exercise of 500,000 January Warrants into 500,000 shares of common stock at an exercise price of $3.00 per share, net of fees of $30,000 paid upon the exercise of the January Warrants per the terms of the placement agent’s agreement. Upon exercise of the January Warrants, the Company’s Founders cancelled a certain number of shares of common stock in accordance with the January Purchase Agreement.

On September 10, 2014, the exercise price of the January Warrants was amended to $2.00.

Effective March 5, 2015, the January Purchasers holding a majority of the securities offered in the January 2014 offering waived a provision that required certain stockholders of the Company to surrender shares of common stock proportional to the number of January Warrants exercised. To date, these stockholders have retired 697,054 shares of common stock which will remain in treasury.

On April 23, 2015, the Company entered into a waiver and termination of certain rights agreement (the “Waiver Agreement”) whereby the majority January Purchasers agreed to terminate certain provisions in the January Purchase Agreement for an aggregate of 250,000 shares of common stock. The fair value of the 250,000 shares of common stock issued on April 23, 2015 was $655,000 and was recorded as inducement expense by the Company.

June 2014 Private Placement

From June 12, 2014 to June 17, 2014, the Company conducted a private offering with a group of accredited investors (the “June Purchasers”) who had previously participated in the January Offering. Pursuant to a securities purchase agreement with the June Purchasers, the Company issued to the June Purchasers warrants (the “June Warrants”) to purchase an aggregate of 400,000 shares (the “June Shares”) of the Company’s common stock at an exercise price of $3.00 per share. On September 10, 2014, the exercise price of the June Warrants was amended to $2.00. The June Warrants are exercisable for a period of five (5) years from the original issue date. The exercise price for the June Warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

On February 23, 2016, the exercise price of the June Warrants was amended to $0.50.

In connection with the issuance of the June Warrants, the Company entered into a registration rights agreement with the June Purchasers pursuant to which the Company agreed to register the June Shares on a Form S-1 registration statement (the “June Registration Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) ninety (90) days following the completion of an underwritten public offering (the “June Filing Date”) and to cause the June Registration Statement to be declared effective under the Securities Act within ninety (90) days following the June Filing Date (the “June Required Effective Date”).

The June Registration Statement was not filed by the June Filing Date or declared effective by the June Required Effective Date of December 15, 2014. Under the original terms of the arrangement, the Company was required to pay partial liquidated damages to each June Purchaser in the amount equal to two percent (2%) for the purchase price paid for the June Warrants then owned by such June Purchaser for each 30-day period for which the Company is non-compliant. On January 30, 2015, the Company received signed documentation from the June Purchasers waiving their right to liquidated damages and terminating the registration rights agreement.

August 2014 Private Placement

On August 21, 2014, pursuant to a securities purchase agreement with two (2) purchasers (the “August Purchasers”) who had previously participated in the January Offering, the Company issued to the August Purchasers warrants (the “August Warrants”) to purchase an aggregate of 100,000 shares (the “August Shares”) of the Company’s common stock at an exercise price of $3.00 per share. On September 10, 2014, the exercise price of the August Warrants was amended to $2.00. The August Warrants are exercisable for a period of five (5) years from the original issue date. The exercise price for the August Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers, or other corporate changes and dilutive issuances.

In connection with the issuance of the August Warrants, the Company entered into a registration rights agreement with the August Purchasers pursuant to which the Company agreed to register the August Shares on a Form S-1 registration statement (the “August Registration Statement”) to be filed with the SEC ninety (90) days following the filing date (the “August Filing Date”) and to cause the August Registration Statement to be declared effective under the Securities Act by the required effective date (the “August Effective Date”).

The August Registration Statement was not filed by the August Filing Date or declared effective by the August Required Effective Date. Under the original terms of the arrangement, the Company was required to pay partial liquidated damages to each August Purchaser in the amount equal to two percent (2%) for the purchase price paid for the August Warrants then owned by such August Purchaser for each 30-day period for which the Company is non-compliant. On January 30, 2015, the Company received signed documentation from the August Purchasers waiving their right to liquidated damages and terminating the registration rights agreement.

The Company determined that the effect of the issuance of the 500,000 warrants (i.e., the June Warrants and the August Warrants) was to induce the January Purchasers to exercise the January Warrants previously issued to them in the January Offering. As a result, the Company recorded inducement expense of $1,262,068 during the year ended December 31, 2014.

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

In connection with public offering, the Company was required to obtain a waiver and consent from the January Purchasers in order to conduct the public offering at a price of $2.75 per share and warrant. As a result, on September 10, 2014, the Company issued the majority January Purchasers 261,131 unregistered shares of common stock and reduced the exercise price on the outstanding January Warrants, June Warrants, and August Warrants from $3.00 to $2.00 per share of common stock. During the year months ended December 31, 2014, the Company recorded additional inducement expense of $718,110 and $232,360 related to the issuance of unregistered shares of common stock to the majority January Purchasers and the modification of the warrant exercise price, respectively.

April 2015 Private Placement

On April 24, 2015, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with a group of accredited investors (the “April Purchasers”) pursuant to which the Company sold to such purchasers an aggregate of $1,575,000 principal amount of secured convertible notes (the “April Convertible Notes”), Class A Common Stock Purchase Warrants (the “Class A Warrants”) to purchase up to 468,749 shares of the Company’s common stock and Class B Common Stock Purchase Warrants (the “Class B Warrants,” and together with the Class A Warrants, the “April Warrants”) to purchase up to 468,749 shares of the Company’s common stock. The April Convertible Notes bear interest at 6% per annum and are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.52 per share. The April Warrants are exercisable beginning six (6) months after issuance through the fifth (5th) anniversary of such initial exercisability date. The Class A Warrants have an initial exercise price equal to $3.02 per share and the Class B Warrants have an initial exercise price equal to $5.00 per share. The Company received cash proceeds of $1,481,500 from the issuance of the April Convertible Notes after deducting debt issuance costs of $93,500.

The Company recorded a debt discount of $1,575,000 related to the sale of the April Convertible Notes and the April Warrants. The debt discount reflects the underlying fair value of the April Warrants of approximately $860,000 on the date of the transaction and a beneficial conversion charge of approximately $715,000. The debt discount will be amortized to interest expense over the earlier of (i) term of the April Convertible Notes or (ii) conversion of the debt.

In connection with the sale of the April Convertible Notes and April Warrants, the Company entered into a registration rights agreement, dated April 24, 2015 (the “April Registration Rights Agreement”), with the April Purchasers, pursuant to which the Company agreed to register the shares of common stock underlying the April Convertible Notes and April Warrants on a Form S-3 registration statement to be filed with the SEC within ten (10) business days after the date of the issuance of the April Convertible Notes and April Warrants (the “April Filing Date”) and to cause the April Registration Statement to be declared effective under the Securities Act within ninety (90) days following the April Filing Date. If certain of its obligations under the April Registration Rights Agreement are not met, the Company is required to pay partial liquidated damages to each April Purchaser. On May 8, 2015, the Company filed a registration statement on Form S-3 with the SEC to register the shares issuable upon the conversion of the April Convertible Notes, the related accrued interest and the exercise of the April Warrants. Such registration statement was declared effective with the SEC on May 14, 2015.

In connection with the sale of the April Convertible Notes and the April Warrants, the Company entered into a security agreement, dated April 24, 2015 (the “April Security Agreement”), between the Company, 3D-ID and the collateral agent thereto. Pursuant to the Security Agreement, the April Purchasers were granted a security interest in certain personal property of the Company and 3D-ID to secure the payment and performance of all obligations of the Company and 3D-ID under the April Convertible Notes, April Warrants, April Purchase Agreement, April Registration Rights Agreement and April Security Agreement. In addition, in connection with the April Security Agreement, 3D-ID executed a subsidiary guaranty, pursuant to which it agreed to guarantee and act as surety for payment of the April Convertible Notes and other obligations of the Company under the April Warrants, April Purchase Agreement, April Registration Rights Agreement and April Security Agreement.

As described below, the April Purchasers exchanged the April Convertible Notes into the convertible notes that were issued on December 8, 2015. As a result, the Company incurred a loss on extinguishment of the April Convertible Notes of $635,986 which resulted primarily from the write off of the remaining unamortized note discount and deferred debt issue costs on extinguishment. In order to obtain their consent to issue the December Notes on December 8, 2015, and to effect the exchange, the Company issued to each of the April Purchasers additional December Notes with a face value of $500,000. On December 8, 2015, the total outstanding face amount of these convertible notes was $2,134,850. On December 28, 2015, the note holders accelerated installment repayments in an aggregate amount of $350,000 which the Company satisfied by an issuance of common stock as a result of a waiver by the holders which allowed the Company to issue common stock when the contractual conversion rate is below $0.25. As a result of this installment, the outstanding amount of the convertible notes held by the April Purchasers was $1,784,850 on December 31, 2015.

July 2015 Private Placement

On July 27, 2015, the Company entered into a securities purchase agreement with an accredited investor (the “July Purchaser”) pursuant to which the Company sold an aggregate of $222,222 in principal amount of the 8% Original Issue Discount Convertible Notes (the “8% Convertible Notes”) for an aggregate purchase price of $200,000. The Company received net proceeds of $200,000 from the sale of the 8% Convertible Notes.

The 8% Convertible Notes mature on September 11, 2015 (the “Maturity Date”), less any amounts converted or redeemed prior to the Maturity Date. The 8% Convertible Notes bear interest at a rate of 8% per annum, subject to increase to the lesser of 24% per annum or the maximum rate permitted under applicable law upon the occurrence of certain events of default.

The 8% Convertible Notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $3.50 per share, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

The Company agreed that if it effected a registered offering either utilizing Form S-1 or Form S-3 (a “Registered Offering”), the Holder shall have the right to convert the entire amount of the subscription amount into such Registered Offering.  The July Purchaser converted the entire subscription amount into the August Offering described below.

The conversion price used to convert the entire purchase price into common stock was equivalent to the equity offering price of $1.75 on August 4, 2015 and not the conversion price of $3.50 stipulated in the securities purchase agreement. As a result of the change in the conversion price, the Company recorded additional inducement expense of $100,000 at the time of conversion.

August 2015 Offerings

On August 4, 2015, the Company closed with certain purchasers (the “August 2015 Purchasers”) a public offering (the “August Offering”) providing for the issuance and sale by the Company of 1,721,429 shares of the Company’s common stock at a price to the public of $1.75 per share (the “Registered Shares”) for an aggregate purchase price of $3,012,500.

In connection with the sale of the Registered Shares, the Company also entered into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”) with the August 2015 Purchasers providing for the issuance and sale by the Company of warrants to purchase 860,716 shares of the Company’s common stock at a purchase price of $0.0000001 per warrant (the “August 2015 Warrants”).  Each August 2015 Warrant shall be initially exercisable on the six (6) month anniversary of the issuance date an exercise price equal to $2.35 per share and have a term of exercise equal to five (5) years from the date on which first exercisable.

The Registered Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC on April 24, 2015 and declared effective on May 14, 2015 (File No. 333-203637).

Pursuant to a Registration Rights Agreement, dated July 30, 2015, by and between the Company and the August 2015 Purchasers, the Company agreed to file one or more registration statements with the SEC covering the resale of the shares of common stock issuable upon exercise of the August 2015 Warrants.

The placement agent in connection with the Registered Shares was Northland Securities, Inc.

October 2015 Public Offering

On October 21, 2015, the Company closed on an underwritten public offering of its common stock. The Company offered 1,500,000 shares of common stock at a price to the public of $0.70 per share. The Company received gross proceeds from the offering, before deducting underwriting discounts and commission and other estimated offering expenses payable by the Company, of approximately $1,050,000. The underwriter was Aegis Capital Corp.

November 2015, Term Note

On November 25, 2015, the Company issued the Term Note with a principal amount of $200,000 to an accredited purchaser (the “November Purchaser”). The Term Note was scheduled to mature on December 15, 2015. The interest rate was 12% per annum with a minimum guaranteed interest of $10,000. The November Purchaser converted the entire principal amount into the December Offering described below.

December 2015 Private Placement

On December 8, 2015, the Company entered into a securities purchase agreement (the “December Purchase Agreement”) with certain accredited investors (the “December Purchasers”) pursuant to which the Company sold an aggregate of $1,500,000 in principal amount of Senior Secured Convertible Notes (the “December Notes”) for an aggregate purchase price of $1,500,000 (the “December Offering”). The Notes will mature on December 8, 2016 (the “December Maturity Date”), less any amounts converted or redeemed prior to the December Maturity Date. The December Notes bear interest at a rate of 8% per annum. The December Notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $0.55 per share. In case of an Event of Default (as defined in the December Notes), the notes are convertible at 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior fifteen (15) trading days, until such Event of Default has been cured. The conversion price is subject to adjustment for stock dividends, stock splits, combinations or similar events. The Notes are repayable from the earlier of June 7, 2016 or the effective date of the initial registration statement that was filed with this offering, (The Installment Trigger Date). The installment payments are to be made on the lst and 15th calendar day of each month. The amount of each installment is the quotient of the original principal amount divided by the number of installment payments after the Installment Trigger Date and the scheduled Maturity Date on December 7, 2016. The holder of the notes may opt to accelerate two installment amounts in an amount up to twice the regular installment amount. The installment payments may be made in cash or in common stock at 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior fifteen (15) trading days at the option of the Company.

In connection with the sale of the December Notes, the Company also issued to the December Purchasers an aggregate of 900,000 shares of the Company’s common stock in consideration of each Investor’s execution and delivery of the December Purchase Agreement (the “Commitment Shares”). The Commitment Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC on April 24, 2015 and declared effective on May 14, 2015 (File No. 333-203637).

As described above, the April Purchasers exchanged the April Convertible Notes into the convertible notes that were issued on December 8, 2015. As a result, the Company incurred a loss on extinguishment of the April Convertible Notes of $635,986 which resulted primarily from the write off of the remaining unamortized note discount and deferred debt issue costs on extinguishment. In order to obtain their consent to issue the December Notes on December 8, 2015, and to effect the exchange, the Company issued to each of the April Purchasers additional December Notes with a face value of $500,000. On December 8, 2015, the total outstanding principal amount of these convertible notes was $2,134,850. On December 28, 2015, the note holders accelerated installment repayments in an aggregate amount of $350,000 which the Company satisfied by an issuance of common stock as a result of a waiver by the holders which allowed the Company to issue common stock below $0.25. As a result of this repayment, the outstanding amount of the convertible notes held by the April Purchasers was $1,784,850 on December 31, 2015.

The total face amount of the Notes outstanding on December 8, 2015 was $3,644,850.

On December 8, 2015 the Company recorded a debt discount of $1,719,700 and a derivative liability of $912,330.

The debt discount is attributable to the value of the separately accounted for conversion feature and common stock issued in connection with the sale of the Notes. The embedded conversion feature derivatives relate to the conversion option, the installment payments and the accelerated installment option of the Notes. The embedded derivatives were evaluated under FASB ASC Topic 815-15, were bifurcated from the debt host, and were classified as liabilities in the consolidated balance sheet. The debt discount is amortized using the effective interest method over the term of the Notes. For the year ended December 31, 2015, the Company recorded a total of $1,093,371 of debt discount amortization, which was recorded as an interest expense in the consolidated statement of operations. Of this amount, $109,535 related to the December Notes.

At December 31, 2015, the face amount of the Notes outstanding was $3,294,850.

March 2016 Promissory Note

On March 11, 2016, the Company issued the Promissory Note with a principal amount $400,000 to an accredited purchaser. The Promissory Note matures on April 25, 2016, and bears interest at a rate of 12% per annum.

December 2015 Strategic Agreements

On December 31, 2015, the Company entered into a Master Product Development Agreement (the “Development Agreement”) with WVH. The Development Agreement commenced on December 31, 2015, and has an initial term of two (2) years (the “Initial Term”). Thereafter, the Development Agreement will automatically renew for additional successive one (1) year terms (each a “Renewal Term”) unless and until WVH provides written notice of non-renewal at least thirty (30) days prior to the end of the Initial Term or then-current Renewal Term. Each Renewal Term will commence immediately on expiration of the Initial Term or preceding Renewal Term. The Development Agreement may also be terminated earlier pursuant to certain conditions.

Pursuant to the Development Agreement, WVH retained the Company to design, develop and manufacture a series of Proprietary Products (as defined in the Development Agreement) for distribution through WVH’s network of sales representatives, members, consumers, employees, contractors or affiliates. In conjunction with the Development Agreement, the Company and WVH contractually agreed to dedicate $1,500,000 of the $2,000,000 in total proceeds received by the Company to the development and manufacture of the product for WVH. In addition, any expenditure of the $1,500,000 in proceeds is restricted in that the Company will need prior approval from WVH on a monthly basis in order to fund the estimated expenditures needed for the development of the product for WVH from the $1,500,000.

In connection with the Development Agreement, on December 31, 2015, the Company entered into a securities purchase agreement (the “WVH Purchase Agreement”) with WVH providing for the issuance and sale by us of 10,050,000 shares (the “WVH Shares”) of Common Stock and a common stock purchase warrant (the “WVH Warrant”) to purchase 2,512,500 shares (the “WVH Warrant Shares”) of Common Stock, for an aggregate purchase price of $2,000,000. The WVH Warrant is initially exercisable on the five (5) month anniversary of the issuance date at an exercise price equal to $0.75 per share and has a term of exercise equal to two (2) years and seven (7) months from the date on which first exercisable.

In connection with the sale of the WVH Shares and the WVH Warrant, the Company entered into a registration rights agreement, dated December 31, 2015 (the “WVH Registration Rights Agreement”), with WVH, pursuant to which the Company agreed to register the WVH Shares and the WVH Warrant Shares on a Form S-1 or Form S-3 registration statement (the “WVH Registration Statement”) to be filed with the SEC within ninety (90) days after the date of the issuance of the WVH Shares and the WVH Warrants (the “WVH Filing Date”) and to cause the WVH Registration Statement to be declared effective under the Securities Act within one hundred eight (180) days following the WVH Filing Date.

In the event that the WVH Registration Statement is filed with the SEC untimely, WVH may be, in addition to being entitled to exercise all rights granted by law and under the WVH Registration Rights Agreement, including recovery of damages, shall be entitled to specific performance of its rights under the WVH Registration Rights Agreement. Pursuant to the WVH Registration Rights Agreement each of the Company and WVH and agreed that monetary damages would not provide adequate compensation for any losses incurred by reason of a breach by it of any of the provisions of the WVH Registration Rights Agreement and that, in the event of any action for specific performance in respect of such breach, it shall not assert or shall waive the defense that a remedy at law would be adequate.

April 2016 Registered Direct Offering

On April 11, 2016, the Company closed a registered direct offering of shares of its Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) . The Company sold 2,500,000 shares of Series A Preferred Stock at a price of $1.00 per share, and received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $2,500,000. Aegis Capital Corp. acted as the placement agent for the offering.

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

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. The Wocket® sales comprise multiple element arrangements including both the wocket® smart wallet device itself as well as unspecified future upgrades. The Company offers to all of its end-consumer customers a period of fourteen days post the actual receipt date in which to return their Wocket®. The Company was unable to reliably estimate returns at the time shipments were made during the year ended months ended December 31, 2015 due to lack of return history. Accordingly, the Company has recognized revenue only on those shipments whose fourteen day return period had lapsed by December 31, 2015. The Company accrues for the estimated costs associated with the one-year Wocket® warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience.

For the year ended December 31, 2015, the Company’s revenues related to shipments of the Wocket® to customers who pre-ordered the product in 2014 as well as to those customers who ordered the product in 2015. In addition, the revenues for the year ended December 31, 2015 included resale sales of the Wocket® who resell the Wocket® through their respective distribution channels. The aggregate amount of these two sales was $151,466. The terms and conditions of these sales provide the retail customers with trade credit terms. In addition, these sales were made to the retailers with no rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Warranty Costs. The Company’s product is sold with a one-year warranty against defects in materials and workmanship under normal use. The Company accrues for the estimated costs associated with the one-year Wocket® warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience. Estimating warranty costs requires significant judgment. To date, warranty claims have been inconsequential and the Company estimates any such claims against sales made to date will be immaterial. Accordingly, no accrual for warranty costs has been recorded at December 31, 2015.

Inventory. The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company will adjust the carrying value of the inventory as necessary with the estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements.

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

Derivative Financial Instruments. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at the reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates. The conversion feature embedded within Company’s convertible note payable does not have fixed settlement provisions as the conversion price varies based on the trading price of the Company’s common stock and the potential number of common shares to be issued upon conversion is indeterminable up to a maximum of 120,000 shares of common stock. In addition, the January Warrants issued in connection with the January Offering do not have fixed settlement as their exercise prices may be lowered if the Company conducts an offering in the future at a price per share below the exercise price of the warrants. Accordingly, the conversion feature and warrants have been recognized as derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve (12) months of the balance sheet date.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2015. As discussed below, based on this evaluation, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2015 were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria set forth in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

As of December 31, 2015, we have identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2015 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions are as follows:

Name	Age	Position	Date First Elected or Appointed
Gino M. Pereira	58	Chief Executive Officer and Director	February 8, 2012
Vincent S. Miceli	58	Vice President and Chief Financial Officer	September 29, 2014
David Tunnell	50	Vice President and Chief Technology Officer	June 25, 2012
Major General David R. Gust, USA, Ret	71	Director	June 25, 2012
Michael J. D’Almada-Remedios, PhD	53	Director	September 26, 2013
Daniel P. Sharkey	59	Director	June 23, 2014
Stanley E. Washington	51	Director	October 8, 2015

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

Dr. Remedios recently joined WorldVentures Holdings, LLC, an international travel company, as Chief Technology Officer. He has a PhD in Computer Control and Fluid Dynamics from the University of Nottingham in England and a B.Sc. in Physics and Computer Science from Kings College, University of London in England.

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

Stanley E. Washington, has been a business leader in the financial services industry for over 25 years. Currently, as Founder and Chief Executive Officer of Pantheon Business Consulting (“PBC”) he manages a strategic business development firm which focuses on partnering fast growing small and mid-sized companies in emerging categories with large strategic partners and providing senior leadership teams with innovative thought leadership concepts aimed at increased revenue generation, consumer program activation and diverse strategic supplier partnership development for the building of long-term shareholder growth and profitability.

Prior to PBC, Mr. Washington spent 17 years as an executive at American Express and was Regional Vice President and General Manager of the Western United States operating as the region’s senior business leader where he managed American Express’ U.S. Commercial Card Division overseeing the Account Development Organization, including sales and operational support across multiple industries, to more than 260 U.S. based companies, representing over $300 billion in annual corporate revenue. Mr. Washington held numerous positions within the company, including Regional Vice President and General Manager of the American Express Establishment Services Division where he was responsible for over $50 billion in annual charge volume, managing all merchant account relationships, card member marketing, sponsorships and advertising to more than one million American Express merchant business locations throughout the Western States and Micronesia. During his tenure he was also responsible for American Express’ penetration into several key industries, including entertainment, gaming, restaurant, wine, ski and luxury hotels.

Mr. Washington’s extensive experience in advising companies and years of executive management give him the qualifications and skills to serve as a director of our Company.

Board Committees

Our Board of Directors currently has the following committees:

Audit – Daniel Sharkey*(1), David R. Gust, Michael J. D’Almada-Remedios, PhD

Compensation – David R. Gust*, Daniel Sharkey, Michael J. D’Almada-Remedios, PhD

Nominating and Governance – David R. Gust*, Daniel Sharkey, Michael J. D’Almada-Remedios, PhD

* --Indicates Committee Chair

(1)—Indicates Committee Financial Expert

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

Involvement in Certain Legal Proceedings

Except as described below, to the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2015, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Form	Description
Vincent S. Miceli	3	3 transactions were not reported on a timely basis (upon the acquisition of shares).
Major General David R. Gust	5	5 transactions were not reported on a timely basis (upon the acquisition of shares).
Michael J. D’Almada-Remedios	6	6 transactions were not reported on a timely basis (upon the acquisition of shares).
Daniel Sharkey	3	3 transactions were not reported on a timely basis (1 upon becoming a required filer and 2 upon the acquisition of shares).
Stanley E. Washington	1	1 transaction was not reported on a timely basis (upon the acquisition of shares).

Item 11. Executive Compensation.

Summary Compensation Table for Fiscal Years 2015 and 2014

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2015 and 2014 in all capacities for the accounts of our executives, including the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gino M. Pereira,	2015	330,000	-	124,000	-	-	-	18,252	472,252
Chief Executive Officer	2014	300,000	150,000	-	-	-	-	17,617	467,617
David Tunnell,	2015	260,000	-	62,000	-	-	-	14,400	336,400
Chief Technology Officer	2014	240,000	120,000	-	-	-	-	14,400	374,400
Vincent S. Miceli (1),	2015	200,000	-	62,000	-	-	-	14,400	276,400
Chief Financial Officer	2014	46,385	-	179,250	-	-	-	3,600	229,235

(1)	Vincent S. Miceli joined the Company as Vice-President and Chief Financial Officer on September 29, 2014.

Employment Agreements

Effective October 1, 2015, we extended the employment agreement with Gino M. Pereira, our Chief Executive Officer. The term of the employment agreement is 3 years beginning on October 1, 2015. Effective January 1, 2016, Mr. Pereira’s base salary increased to $346,500 from $330,000 . The employment agreement also provides for:

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

We do not have employment agreements with Vincent S. Miceli, our Chief Financial Officer or David Tunnell, our Chief Technology Officer.

Outstanding Equity Awards at 2015 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by the named executives as of December 31, 2015. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule. As there are no outstanding awards, this table is blank.

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

Director Compensation for Fiscal 2015

Effective with the fourth quarter 2014 installment, our non-employee directors began receiving $60,000 annually for serving on our Board, which is paid quarterly in stock. Prior to the fourth quarter of 2014, our non-employee directors received $20,000 annually for serving on our Board. The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended December 31, 2015.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Major General David R. Gust, USA, Ret.	-	60,000	-	-	-	490	60,490
Michael J. D’Almada-Remedios, PhD	-	60,000	-	-	-	975	60,975
Daniel P. Sharkey	-	60,000	-	-	-	-	60,000

(1)	Major General David R. Gust, received 89,871 shares of common stock at an average price of approximately $0.67 per share.
(2)	Michael J. D’Almada-Remedios received 89,871 shares of common stock at an average price of approximately $0.67 per share.
(3)	Daniel P. Sharkey received 89,871 shares of common stock at an average price of approximately $0.67 per share.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 11, 2016 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 11, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 11, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and executive officers is c/o Nxt-ID, Inc. 285 North Drive, Suite D, Melbourne, FL 32904.

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percent of class of Common Stock (1)
5% Shareholders:
WorldVentures Holdings, LLC	10,050,000	17.48%

Directors and Officers:
Gino M. Pereira Chief Executive Officer and Director	9,168,738	15.95%

David Tunnell Chief Technology Officer	7,694,208	13.38%

Vincent S. Miceli Vice-President and Chief Financial Officer	178,251	*

Major General David R. Gust, USA, Ret. Director	174,629	*

Michael J. D’Almada-Remedios, PhD Director	228,296	*

Daniel P. Sharkey Director	124,504	*

Stanley E. Washington Director	80,000	*

Directors and Officers as a group (7 persons)	17,648,626	30.70%

*	Less than 1%

(1)	Based on 57,484,698 shares of common stock issued and outstanding as of April 11, 2016. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

Equity Compensation Plan Information as of December 31, 2015

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Plan (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	$-	3,718,816
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	3,718,816

(1)	Represents the shares authorized for issuance under the Nxt-ID, Inc. 2013 Long-Term Stock Incentive Plan, which was approved by the Company’s shareholders on January 3, 2013. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including Stock Options, Stock Awards, including stock issued to the Board of Directors for serving on the Company’s Board, and Stock Appreciation Rights is limited to 10% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 4,441,159 for fiscal 2016.

(2)	As of January 1, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Except as described below, during the past three years, there have been no transactions, whether directly or indirectly, between our company and any of our officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members, that exceeded $120,000.

Effective June 25, 2012, the Company acquired certain 100% of the membership interests in 3D-ID, LLC (“3D-ID”), a limited liability company formed in Florida in February 2011 and owned by the Company’s founders. Since this was a transaction between entities under common control, in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”, Nxt-ID recognized the net assets of 3D-ID at their carrying amounts in the accounts of Nxt-ID on the date that 3D-ID was organized, February 14, 2011. Our corporate headquarters are in Melbourne, FL.

Dr. Michael Remedios is a director of the Company and the Chief Technical Officer of WVH with whom we completed a strategic transaction on December 31, 2015 (see note 7 ). We do not consider Dr. Remedios to be a related party as he is not an executive officer or a member of WVH and is employed in a technical role. In addition, Dr. Remedios recused himself from any involvement or voting in the transaction between World Ventures and the Company other than provide input at a technical level.

Director Independence

As we are listed on NASDAQ, our determination of independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. Our board affirmatively determined that Major General David R. Gust, Michael J. D’Almada-Remedios, PhD , and Daniel P. Sharkey, are “independent” directors, as that term is defined in the Nasdaq Stock Market Rules.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

Effective October 8, 2014, Marcum LLP resigned as the Company’s independent registered public accounting firm. Prior to Marcum’s resignation, the aggregate fees billed for professional services rendered for the review of our condensed consolidated financial statements for the first and second quarters ended March 31, 2014 and June 30, 2014, respectively, as well as services associated with the Form S-1 Registration Statement were $66,800. Effective October 30, 2014, the Company engaged KPMG LLP as its registered public accounting firm. The aggregate fees billed by KPMG LLP for professional services rendered for both the review of our condensed consolidated financial statements for timely quarterly reviews in fiscal 2014 and for the audit of our annual consolidated financial statements for the year ended December 31, 2014 were $195,000. The aggregate fees billed and expected to be billed by KPMG LLP for professional services rendered for the audit of our annual consolidated financial statements for the year ended December 31, 2015 and for the review of our condensed consolidated financial statements are $639,400.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2015 and 2014.

Tax Fees

For the Company’s fiscal year ended December 31, 2014, we were billed $24,072 by Marcum LLP for professional services rendered for tax compliance, tax advice, and tax planning pertaining to tax years 2013 and prior. No tax services were rendered by KPMG LLP.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2015 and 2014.

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

The audited consolidated balance sheets of the Company as of December 31, 2015 and, 2014, the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended, the footnotes thereto, and the respective report of KPMG LLP, our independent registered public accounting firm, are filed herewith.

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

Exhibit No.	Description of Exhibit
3.1(i)	Certificate of Incorporation (1)
3.1(i)(a)	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.1(ii)	Bylaws (1)
4.1	Form of Warrant Agreement and Form of Warrant (1)
4.2	Form of Warrant for January 2014 Offering (2)
4.3	Form of Agent Warrant for January 2014 Offering (2)
4.4	Form of Warrant for June 2014 and August 2014 Offerings (5)
4.5	Form of Warrant for September 2014 Offering (6)
4.6	Form of Underwriter Warrant for September 2014 Offering (6)
4.7	Form of Class A Warrant (7)
4.8	Form of Class B Warrant (7)
4.9	Form of Warrant for August 2015 Private Placement (8)
4.10	Form of Warrant for December 2015 Agreement with WorldVentures Holdings, LLC (10)
10. 1†	Form of Indemnification Agreement (1)
10.2 †	2013 Long Term Incentive Plan (1)
10.3 †	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.4 †	Employment Agreement Between Nxt-ID and Gino Pereira (3)
10.5	License Agreement between 3D-ID, LLC and Genex Technologies (1)
10.6	License Agreement between 3D-ID, LLC and Aellipsys Holdings (1)
10.7	Purchase Agreement between 3D-ID, LLC and Nxt-ID, Inc. (1)
10.8 ††	Manufacturing agreement with Identita Technologies, Inc., dated January 18, 2013 (4)
10.9	Form of Securities Purchase Agreement for January 2014 Offering (2)
10.11	Form of Securities Purchase Agreement for June 2014 and August 2014 Offerings (5)
10.12	Form of Registration Rights Agreement for June 2014 and August 2014 Offerings (5)
10.13	Form of Registration Rights Agreement for April 2015 Offering (7)
10.14*	Form of Placement Agency Agreement for August 2015 Public Offering (8)
10.15	Form of Warrant Purchase Agreement for August 2015 Private Placement (8)
10.16	Form of Securities Purchase Agreement for December 2015 Private Placement (9)
10.17	Form of Registration Rights Agreement for December 2015 Private Placement (9)
10.18	Form of Securities Purchase Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (10)
10.19	Form of Registration Rights Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (10)
10.20	Form of Securities Purchase Agreement for April 2016 Registered Direct Offering (11)
14.1	Code of Ethics (3)
21.1	List of Subsidiaries (1)
23.1*	Consent of KPMG LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Filed herewith.

† Management contract or compensatory plan or arrangement.

†† Confidential treatment has been received for schedules A, C, and D to the agreement

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-184673) with the SEC on January 31, 2013.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 17, 2014.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on February 24, 2014.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-184673) with the SEC on March 25, 2013.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 5, 2014.
(6)	Filed as Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 14, 2014.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 24, 2015.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 30, 2015.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on December 9, 2015.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 4, 2016.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 1, 2016.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 11, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxt-ID, Inc.

Date: April 14, 2016	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2016	By:	/s/ Vincent S. Miceli
Vincent S. Miceli Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 14, 2016	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 14, 2016	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: April 14, 2016	By:	/s/ Major General David R. Gust, USA, Ret.
Major General David R. Gust, USA, Ret. Director

Date: April 14, 2016	By:	/s/ Michael J. D’Almada-Remedios, PhD
Michael J. D’Almada-Remedios, PhD
Director

Date: April 14, 2016	By:	/s/ Daniel P. Sharkey
Daniel P. Sharkey
Director

Date: April 14, 2016	By:	/s/ Stanley E. Washington
Stanley E. Washington
Director

Nxt-ID, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nxt-ID, Inc.:

We have audited the accompanying consolidated balance sheets of Nxt-ID, Inc. and subsidiary as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nxt-ID, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Stamford, Connecticut

April 14, 2016

Nxt-ID, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

Assets

Current Assets
Cash	$418,991	$2,201,287
Restricted cash	1,534,953	28,439
Inventory	1,767,942	359,544
Prepaid expenses and other current assets	1,039,405	918,204
Total Current Assets	4,761,291	3,507,474

Property and equipment, net of accumulated depreciation of $196,353 and $13,157, respectively	373,214	156,223

Total Assets	$5,134,505	$3,663,697

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$1,333,137	$535,209
Accrued expenses	641,438	254,545
Customer deposits	8,729	138,599
Convertible notes payable, net of discount of $1,445,342 and $26,755, respectively	1,849,508	-
Derivative liability conversion feature	420,360	-
Total Current Liabilities	4,253,172	928,353

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 44,411,591 and 24,762,360 issued and outstanding, respectively	4,441	2,476
Additional paid-in capital	22,783,765	11,562,887
Accumulated deficit	(21,906,873)	(8,830,019)

Total Stockholders' Equity	881,333	2,735,344

Total Liabilities and Stockholders' Equity	$5,134,505	$3,663,697

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2015	2014
Revenues	$616,854	$-
Costs of goods sold	1,823,824	-

Gross Profit (Loss)	(1,206,970)	-

Operating Expenses
General and administrative	3,565,242	2,432,660
Selling and marketing	3,423,567	1,396,077
Research and development	2,728,518	1,417,745

Total Operating Expenses	9,717,327	5,246,482

Operating Loss	(10,924,297)	(5,246,482)

Other Income and (Expense)
Interest income	727	1,235
Interest expense	(1,249,961)	(30,744)
Inducement expense	(755,000)	(2,212,538)
Loss on extinguishment of debt	(635,986)	-
Realized gain on change in fair value of derivative liabilities	47,242	-
Unrealized gain on change in fair value of derivative liabilities	444,728	412,763
Total Other Expense, Net	(2,148,250)	(1,829,284)

Loss before Income Taxes	(13,072,547)	(7,075,766)
Provision for Income Taxes	(4,307)	(843)

Net Loss	$(13,076,854)	$(7,076,609)

Net Loss Per Share - Basic and Diluted	$(0.48)	$(0.31)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	27,111,975	22,849,010

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional Paid-in Capital	Accumulated
	Shares	Amount	(Deficit)	Deficit	Total

Balance - January 1, 2014	21,937,822	$2,194	$(80,177)	$(1,753,410)	$(1,831,393)

Exercise of common stock purchase warrants, net of fees	500,000	50	1,469,950	-	1,470,000

Issuance of common stock and warrants for cash, net of fees	2,404,197	240	5,758,795	-	5,759,035

Unrealized gain on change in fair value of derivative liability	-	-	(412,763)	-	(412,763)

Issuance of common stock for services	280,637	28	765,947	-	765,975

Issuance of restricted stock to employees	-	-	26,833	-	26,833

Retirement of common stock by officers	(676,924)	(68)	68	-	-

Issuance of warrants in connection with offering (Note 8)	-	-	1,531,303	-	1,531,303

Write-off of conversion feature liability	-	-	118,940	-	118,940

Write-off of CI note and accrued interest	55,497	6	171,479	-	171,485

Inducement fees	261,131	26	2,212,512	-	2,212,538

Net loss	-	-	-	(7,076,609)	(7,076,609)
Balance - December 31, 2014	24,762,360	$2,476	$11,562,887	$(8,830,019)	$2,735,344

Exercise of common stock purchase warrants, net of fees	325,000	33	649,967	-	650,000

Issuance of common stock and warrants for cash, net of fees	3,321,429	332	2,917,046	-	2,917,378

Stock issued related to waiver of installment provisions (Note 8)	583,003	58	139,863	-	139,921

Issuance of common stock for services	2,541,466	254	2,381,707	-	2,381,961

Issuance of restricted stock to employees	160,000	16	373,818	-	373,834

Release of escrowed common stock to officers	118,333	12	(12)	-	-

Issuance of common stock and warrants in connection with the World Ventures Holding Transaction (Note 7)	10,050,000	1,005	1,973,517	-	1,974,522

Shares issued in connection with the issuance of convertible notes on December 8, 2015 (Note 6)	900,000	90	332,910	-	333,000

Conversion of convertible notes to common stock (Note 8)	1,400,000	140	183,653	-	183,793

Warrants issued in connection with the issuance of convertible notes on April 23, 2015, net of deferred financing costs (Note 6)	-	-	1,513,434	-	1,513,434

Inducement fees	250,000	25	754,975	-	755,000

Net loss	-	-	-	(13,076,854)	(13,076,854)
Balance - December 31, 2015	44,411,591	$4,441	$22,783,765	$(21,906,873)	$881,333

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(13,076,854)	$(7,076,609)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	183,196	12,473
Stock based compensation	1,513,584	792,808
Amortization of debt discount	1,093,371	26,755
Loss on extinguishment of debt	635,986	-
Inducement fees	755,000	2,212,538
Non - cash inventory charges	999,124	-
Amortization of deferred debt issuance costs	35,683	-
Unrealized gain on change in fair value of derivative liabilities	(444,728)	(412,763)
Realized gain on change in fair value of derivative liabilities	(47,242)	-
Stock issued related to waiver of installment provisions	139,921	-
Other	69,850	-
Changes in operating assets and liabilities:
Inventory	(2,407,522)	(353,011)
Prepaid expenses and other current assets	400,497	(910,911)
Accounts payable	1,352,881	268,106
Accrued expenses	306,451	141,013
Customer deposits	(129,870)	138,599
Total Adjustments	4,456,182	1,915,607
Net Cash Used in Operating Activities	(8,620,672)	(5,161,002)

Cash flows from Investing Activities
Restricted cash	(1,506,514)	(28,439)
Purchase of equipment	(381,767)	(137,953)
Net Cash Used in Investing Activities	(1,888,281)	(166,392)

Cash flows from Financing Activities
Proceeds received in connection with issuance of common stock and warrants, net	5,114,353	5,754,035
Proceeds received in connection with issuance of common stock, net	-	-
Proceeds from convertible notes payable	2,962,304	-
Proceeds received in connection with exercise of warrants	650,000	1,470,000
Proceeds received in connection with issuance of warrants	-	1,020
Net Cash Provided by Financing Activities	8,726,657	7,225,055
Net (Decrease) Increase in Cash	(1,782,296)	1,897,661
Cash - Beginning of Year	2,201,287	303,626
Cash - End of Year	$418,991	$2,201,287

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Taxes	$1,000	$-
Non-cash financing activities:
Equipment purchases on payment terms	$18,420	$-
Fees incurred in connection with equity offerings	$222,453	$-
Recognition of liability in connection with warrant exercise	$-	$3,450,976
Reclassification of warrant liability to additional paid-in capital in connection with warrant modification	$-	$4,589,734
Issuance of common stock in connection with accelerated installments of note payable	$350,000	171,485
Reclassification of conversion feature liability in connection with note conversion	$-	$98,722
Retirement of common stock by officers	$-	$68
Commitment shares issued in connection with December 8, 2015 notes	$333,000	$-
Additional convertible notes issued in connection with exchange of April 24, 2015 notes for December 8, 2015 notes	$500,000	$-

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

3D-ID, LLC (“3D-ID”) was organized and registered in the State of Florida on February 14, 2011. The Company is an emerging growth company engaged in the design, research and development, integration, analysis, modeling, system networking, sales and support of intelligent surveillance, three dimensional facial recognition and three dimensional imaging devices and systems primarily for identification and access control in the security industries.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT PLANS

The Company is an emerging growth entity and incurred net losses of $13,076,854 during the year ended December 31, 2015. As of December 31, 2015 the Company had working capital of $508,119 and stockholders’ equity of $881,333. In order to execute the Company's long-term strategic plan to develop and commercialize its core products and fulfill its product development commitments, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to December 31, 2015 or any additional funds raised will be sufficient to execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

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

CASH

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. At December 31, 2015 and 2014, the Company had no cash equivalents.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

At December 31, 2015 and 2014, the Company had restricted cash of $1,534,953 and $28,439, respectively. The restricted cash balance at December 31, 2015 includes $1,500,000 received on December 31, 2015 as a result of the World Ventures Holdings transaction. See Note 7 for further information regarding the World Ventures Holdings transaction. Restricted cash also includes amounts held back by the Company’s third party credit card processor for potential customer refunds, claims and disputes.

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

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. The Company’s wocket® smart wallet sales comprise multiple element arrangements including both the wocket® smart wallet device itself as well as unspecified future upgrades. The Company offers to all of its end-consumer customers a period of fourteen days post the actual receipt date in which to return their wocket® smart wallet. The Company was unable to reliably estimate returns at the time shipments were made during the twelve months ended December 31, 2015 due to lack of return history. Accordingly, the Company has recognized revenue only on those shipments whose fourteen day return period had lapsed by December 31, 2015. The Company accrues for the estimated costs associated with the one year wocket® smart wallet warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience.

For the year ended December 31, 2015, The Company’s revenues related to shipments of the wocket® smart wallet to customers who pre-ordered the product in 2014 as well as to those customers who ordered the product in 2015. In addition, the revenues for the year ended December 31, 2015 included resale sales of the wocket® smart wallet to retail customers who resell the wocket® smart wallet through their respective distribution channels. The aggregate amount of these resale sales was $167,164. The terms and conditions of these sales provide the retail customers with trade credit terms. In addition, these sales were made to the retailers with no rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

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

Equipment	5 years
Furniture and fixtures	3 to 5 years
Tooling and molds	2 to 3 years

Depreciation expense for the year ended December 31, 2015 and 2014 was $183,196 and $12,473, respectively.

Property and equipment, net at December 31, 2015 and 2014 consist of the following:

	December 31,
	2015	2014
Equipment	$105,902	$43,849
Furniture and fixtures	$72,713	$48,157
Tooling and molds	$390,952	$77,374
	$569,567	$169,380
Accumulated depreciation	$(196,353)	$(13,157)
Property and equipment, net	$373,214	$156,223

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Effective October 1, 2015 for application prospectively, we adopted FASB Accounting Standards Update No. 2015-11, simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory is measured at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Previously, inventory was measured at the lower of cost or market. We adopted ASU 2015-11 in connection with our fourth quarter 2015 inventory valuation review, and prompted by the impact of EMV chip point of sale and Nearfield Communication technologies on our business. As a result, our fourth quarter 2015 inventory valuation charges were determined based upon our inventory’s net realizable value.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of December 31, 2015 inventory was comprised of $1,587,653 in raw materials and $180,289 in finished goods on hand. Inventory of $359,544 at December 31, 2014 was comprised solely of raw materials. As an emerging growth entity, the Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of December 31, 2015 and 2014, $49,103 and $423,054, respectively of prepayments made primarily for raw materials inventory is included in prepaid expenses and other current assets on the consolidated balance sheet.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine the partnership/corporate tax returns for three years from the date of filing. The Company has filed all of its tax returns for all prior periods through December 31, 2015. As a result, the Company’s net operating loss carryovers will now be available to offset any future taxable income.

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

NET LOSS PER SHARE

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities realizable from the exercise of 7,615,490 warrants as of December 31, 2015 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of December 31, 2014, potentially dilutive securities realizable from the exercise of 3,629,776 warrants were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

RESEARCH AND DEVELOPMENT

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the potential impact of ASU 2016-02 on the audited financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which provides guidance for simplifying the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance will be effective for fiscal years beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The standard requires application on a retrospective basis and represents a change in accounting principle. In addition, in August 2015, Accounting Standards Update 2015-15, Interest - Imputation of Interest ("ASU 2015-15"), was released, which codified guidance pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The impact of ASU 2015-03 and ASU 2015-15 on the Company's financial statements includes a reclassification of deferred debt issuance costs related to the Company's convertible notes payable to be presented in the consolidated balance sheets as a direct deduction from the carrying amount of those borrowings. The Company will adopt this accounting guidance in its first quarter of 2016.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2015	2014
Salaries and payroll taxes	$18,380	$35,239
Reimbursable expenses	5,000	5,426
Consulting fees	32,173	10,000
Audit fees	35,000	50,000
Insurance	-	136,349
Rent	3,077	628
State income taxes	4,150	843
Legal fees	81,281	-
Management incentives	372,000	-
Interest expense - convertible note	45,100	-
Other	45,277	16,060
Totals	$641,438	$254,545

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE NOTES PAYABLE

December 2015 Private Placement

On December 8, 2015, the Company entered into a securities purchase agreement (the “December Purchase Agreement”) with certain accredited investors (the “December Purchasers”) pursuant to which the Company sold an aggregate of $1,500,000 in principal amount of Senior Secured Convertible Notes (the “December Notes”) for an aggregate purchase price of $1,500,000 (the “December Offering”). The Notes will mature on December 8, 2016 (the “December Maturity Date”), less any amounts converted or redeemed prior to the December Maturity Date. The December Notes bear interest at a rate of 8% per annum. The December Notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $0.55 per share. In case of an Event of Default (as defined in the December Notes), the notes are convertible at 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior fifteen (15) trading days, until such Event of Default has been cured. The conversion price is subject to adjustment for stock dividends, stock splits, combinations or similar events. The Notes are repayable from the earlier of June 7, 2016 or the effective date of the initial registration statement that was filed with this offering, (The Installment Trigger Date). The installment payments are to be made on the lst and 15th calendar day of each month. The amount of each installment is the quotient of the original principal amount divided by the number of installment payments after the Installment Trigger Date and the scheduled Maturity Date on December 7, 2016. The holder of the notes may opt to accelerate two installment amounts in an amount up to twice the regular installment amount. The installment payments may be made in cash or in common stock at 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior fifteen (15) trading days at the option of the Company.

In connection with the sale of the December Notes, the Company also issued to the December Purchasers an aggregate of 900,000 shares of the Company’s common stock in consideration of each Investor’s execution and delivery of the December Purchase Agreement (the “Commitment Shares”). The Commitment Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC on April 24, 2015 and declared effective on May 14, 2015 (File No. 333-203637).

As described above, the April Purchasers exchanged the April Convertible Notes plus accrued but unpaid interest into the convertible notes that were issued on December 8, 2015. (The December Notes). As a result, the Company incurred a loss on extinguishment of the April Convertible Notes of $635,986 which resulted primarily from the write off of the remaining unamortized note discount and deferred debt issue costs on extinguishment. In order to obtain their consent to issue the December Notes on December 8, 2015, and to effect the exchange, the Company issued to each of the April Purchasers additional December Notes with a face value of $500,000. On December 8, 2015, the total outstanding principal amount of these convertible notes was $2,134,850. On December 28, 2015, the note holders accelerated installment repayments in an aggregate amount of $350,000 which the Company satisfied by an issuance of common stock as a result of a waiver by the holders which allowed the Company to issue common stock below $0.25. As a result of this repayment, the outstanding amount of the convertible notes held by the April Purchasers was $1,784,850 on December 31, 2015.

The total face amount of the Notes outstanding on December 8, 2015 were $3,644,850.

On December 8, 2015 the Company recorded a debt discount of $1,719,700 and a derivative liability of $912,330.

The debt discount is attributable to the value of the separately accounted for conversion feature and common stock issued in connection with the sale of the Notes. The embedded conversion feature derivatives relate to the conversion option, the installment payments and the accelerated installment option of the Notes. The embedded derivatives were evaluated under FASB ASC Topic 815-15, were bifurcated from the debt host, and were classified as liabilities in the consolidated balance sheet. The debt discount is amortized using the effective interest method over the term of the Notes. For the year ended December 31, 2015, the Company recorded a total of $1,093,371 of debt discount amortization, which was recorded as an interest expense in the consolidated statement of operations. Of this amount, $ 109,535 related to the December Notes.

During December 2015, the holders of the Notes accelerated $350,000 in installments in exchange for common stock as a result of a waiver by the holders which allowed the Company to issue common stock below $0.25. At December 31, 2015, the balance on the Notes outstanding was $3,294,850.

November 2015, Term Note

On November 25, 2015, the Company issued the Term Note with a principal amount of $200,000 to an accredited purchaser (the “November Purchaser”). The Term Note was scheduled to mature on December 15, 2015. The interest rate was 12% per annum with a minimum guaranteed interest of $10,000. The November Purchaser converted the entire principal amount into the December Offering described below.

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

The Company recorded a debt discount of $1,575,000 related to the sale of the Convertible Notes and the April Warrants. The debt discount reflects the underlying fair value of the April Warrants of approximately $860,000 on the date of the transaction and a beneficial conversion charge of approximately $715,000. During the period April 23, 2015 through December 8, 2015, the Company amortized $983,836 of the debt discount as a component of interest expense in the accompanying statements of operations.

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

As described above, the April Purchasers exchanged the April Convertible Notes into the convertible notes that were issued on December 8, 2015. As a result, the Company incurred a loss on extinguishment of the April Convertible Notes of $635,986 which resulted primarily from the write off of the remaining unamortized note discount and deferred debt issue costs on extinguishment. In order to obtain their consent to issue the December Notes on December 8, 2015, and to effect the exchange, the Company issued to each of the April Purchasers additional December Notes with a face value of $500,000. On December 8, 2015, the total outstanding principal amount of these convertible notes was $2,134,850. On December 28, 2015, the note holders accelerated installment repayments in an aggregate amount of $350,000 which the Company satisfied by an issuance of common stock as a result of a waiver by the holders which allowed the Company to issue common stock below $0.25. As a result of this repayment, the outstanding amount of the convertible notes held by the April Purchasers was $1,784,850 on December 31, 2015.

In exchange for the consents given to the Company by the December Purchasers and the April Purchasers in connection with the consent to the WVH transaction (described below), the December Notes as defined on page F-12 under December 15 Private Placement, the Exchange Notes, and the Additional December Notes were amended. One of the significant amendments was as follows: the notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price the lesser of (a) $0.55 per share and (b) from and after an Event of Default (as defined in the December Notes), 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior thirty (30) trading days, until such Event of Default has been cured.

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

The conversion features embedded within the Company’s convertible notes payable issued in connection with December 8, 2015 private placement (as defined in Note 5) did not have fixed settlement provisions on the date they were initially issued because the conversion price could be lowered if certain provisions included in the note agreement occurs before conversion.

During 2015, the derivative liabilities were valued using the Monte Carlo simulation model and the following weighted average assumptions on the following dates:

	December 31,	December 8,
	2015	2015
Embedded Conversion Feature Liability:
Risk-free interest rate	.62%	.76%
Expected volatility	100.00%	90.00%
Expected life (in years)	.92	1.00
Expected dividend yield	-	-
Face Value of convertible notes	3,294,850	3,644,850
Fair value	$420,360	$912,330

The conversion feature embedded within the Company’s warrants issued in connection with the January Offering (as defined in Note 8) did not have fixed settlement provisions on the date they were initially issued because the exercise prices could have been lowered if the Company issued securities at a lower price before exercise.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2015:

		Fair Value Measurements at December 31, 2015
	Total Carrying Value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$420,360	$-	$-	$420,360

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

During December 31, 2015 and 2014, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the year ended December 31, 2015	For the year ended December 31, 2014

Beginning liability balance	$-	$1,650,243
Recognition of derivative value in equity	-	3,450,976
Recognition of conversion feature liability	912,330	-
Net unrealized gain on derivative liabilities in equity	-	(392,545)
Net realized gain on conversion feature liabilities	(47,242)	-
Net unrealized gain on conversion feature liabilities	(444,728)	(20,218)
Adjustment to additional paid-in capital upon conversion and modification	-	(4,688,456)
Ending balance	$420,360	$-

The Company held no Level 3 financial instruments at December 31, 2014.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STRATEGIC AGREEMENTS WITH WORLD VENTURES HOLDINGS

On December 31, 2015, we entered into a Master Product Development Agreement (the “Development Agreement”) with World Ventures Holdings, LLC (“WVH”). The Development Agreement commenced on December 31, 2015, and has an initial term of two (2) years (the “Initial Term”). Thereafter, the Development Agreement will automatically renew for additional successive one (1) year terms (each a “Renewal Term”) unless and until WVH provides written notice of non-renewal at least thirty (30) days prior to the end of the Initial Term or then-current Renewal Term. Each Renewal Term will commence immediately on expiration of the Initial Term or preceding Renewal Term. The Development Agreement may also be terminated earlier pursuant to certain conditions.

Pursuant to the Development Agreement, WVH retained the Company to design, develop and manufacture a series of Proprietary Products (as defined in the Development Agreement) for distribution through WVH’s network of sales representatives, members, consumers, employees, contractors or affiliates. In conjunction with the Development Agreement, the Company and WVH contractually agreed to dedicate $1,500,000 of the $2,000,000 in total proceeds received by the Company to the development and manufacture of the product for WVH. In addition, any expenditure of the $1,500,000 in proceeds is restricted in that the Company will need prior approval from WVH on a monthly basis in order to fund the estimated expenditures needed for the development of the product for WVH from the $1,500,000. Accordingly, the $1,500,000 is included in the restricted cash balance on the accompanying Balance Sheet at December 31, 2015.

In connection with the Development Agreement, on December 31, 2015, the Company entered into a securities purchase agreement (the “WVH Purchase Agreement”) with WVH providing for the issuance and sale by us of 10,050,000 shares (the “WVH Shares”) of Common Stock and a common stock purchase warrant (the “WVH Warrant”) to purchase 2,512,500 shares (the “WVH Warrant Shares”) of Common Stock, for an aggregate purchase price of $2,000,000. The WVH Warrant is initially exercisable on the five (5) month anniversary of the issuance date at an exercise price equal to $0.75 per share and has a term of exercise equal to two (2) years and seven (7) months from the date on which first exercisable.

 NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIENCY)

On January 13, 2014, the Company closed a “best efforts” private offering of $1,000,000 (the “January Offering”) with a group of accredited investors (the “January Purchasers”) and the Company exercised the oversubscription amount allowed in the January Offering of $350,000, for total gross proceeds to the Company of $1,350,000 before deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the January Purchasers (the “January Purchase Agreement”), the Company issued to the January Purchasers (i) 415,387 shares of the Company’s common stock, par value $0.0001 and (ii) warrants (the “January Warrants”) to purchase 1,350,000 shares (the “Warrant Shares”) of the Company’s common stock at an exercise price of $3.25 per share. In connection with the January Offering, 138,463 units were sold at the end of December 2013 and 276,924 units were sold in January 2014, all at $3.25 per unit. As a result, the Company received aggregate gross proceeds of $450,000 in December 2013 from the issuance of 138,463 shares of common stock and 450,000 January Warrants, and the Company received $900,000 in January 2014 from the issuance of 276,924 shares of common stock and 900,000 January Warrants. Costs incurred associated with the January Offering in December 2013 and January 2014 were $56,820 and $100,006, respectively. In January 2014, the placement agent received 41,539 Warrants to purchase 41,539 shares of the Company’s common stock as fees.

Pursuant to the January Purchase Agreement, the Company’s founders who are members of management (the “Founders”) agreed to cancel a corresponding number of shares to those shares issued in the January Offering and place in escrow a corresponding number of shares to be cancelled for each January Warrant Share issued. As a result, the Founders retired 138,463 and 276,924 shares of common stock in December 2013 and January 2014, respectively.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

The January Warrants are exercisable for a period of five (5) years from the original issue date. The initial exercise price with respect to the January Warrants was $3.25 per share. On the date of issuance, the January Warrants were recognized as derivative liabilities as they did not have fixed settlement provisions because their exercise prices could be lowered if the Company was to issue securities at a lower price in the future. As a result, the Company recorded $3,450,976 as derivative liability warrants on the condensed consolidated balance sheet on January 13, 2014.

On February 21, 2014, the Company amended the terms of the 1,391,539 January Warrants issued in the January Offering as compensation to the placement agent to eliminate the anti-dilution provision and to lower the exercise price of the January Warrants from $3.25 to $3.00. As a result of the January Warrant modifications, the Company re-measured the January Warrant liability on the modification date and recorded an unrealized gain on derivative liabilities of $448,072 and reclassified the aggregate re-measured value of the January Warrants of $4,514,772 to additional paid-in capital. See Note 6 above.

On various dates, during the twelve months ended December 31, 2014, the Company received gross proceeds of $1,500,000 in connection with the exercise of 500,000 January Warrants into 500,000 shares of common stock at an exercise price of $3.00 per share, net of fees paid upon the exercise of the January Warrants issued in the January Offering per the terms of the underwriter agreement of $30,000. Upon exercise, pursuant to the January Purchase Agreement, the Company’s Founders cancelled a certain number of shares of common stock in accordance with the January Purchase Agreement.

On September 10, 2014, the exercise price of the January Warrants was amended to $2.00.

Effective March 5, 2015, the January Purchasers holding a majority of the securities offered in the January 2014 offering waived a provision that required certain stockholders of the Company to surrender shares of common stock proportional to the number of January Warrants exercised. To date, these stockholders have retired 697,054 shares of common stock which will remain in treasury.

On April 23, 2015, the Company entered into a waiver and termination of certain rights agreement (the “Waiver Agreement”) whereby the majority January Purchasers of shares of common stock and January Warrants in the January Offering agreed to terminate certain provisions in the January Purchase Agreement for an aggregate of 250,000 shares of common stock. The fair value of the 250,000 shares of common stock issued on April 23, 2015 was $655,000 and was recorded as inducement expense by the Company.

June 2014 Private Placement

From June 12, 2014 to June 17, 2014, the Company conducted a private offering with a group of accredited investors (the “June Purchasers”) who had previously participated in the January Offering that occurred between December 30, 2013 and January 13, 2014 (as discussed in this Note 5). Pursuant to a securities purchase agreement with the June Purchasers, the Company issued to the June Purchasers warrants (the “June Warrants”) to purchase an aggregate of 400,000 shares (the “June Shares”) of the Company’s common stock at an exercise price of $3.00 per share. On September 10, 2014, the exercise price of the June Warrants was amended to $2.00. The June Warrants are exercisable for a period of five (5) years from the original issue date. The exercise price for the June Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

In connection with the issuance of the June Warrants, the Company entered into a registration rights agreement with the June Purchasers pursuant to which the Company agreed to register the June Shares on a Form S-1 registration statement (the “June Registration Statement”) to be filed with the SEC ninety (90) days following the completion of an underwritten public offering (the “June Filing Date”) and to cause the June Registration Statement to be declared effective under the Securities Act within ninety (90) days following the June Filing Date (the “June Required Effective Date”).

The June Registration Statement was not filed by the June Filing Date or declared effective by the June Required Effective Date of December 15, 2014. Under the original terms of the arrangement, the Company was required to pay partial liquidated damages to each June Purchaser in the amount equal to two percent (2%) for the purchase price paid for the June Warrants then owned by such June Purchaser for each 30-day period for which the Company is non-compliant. On January 30, 2015, the Company received signed documentation from all of the June Purchasers waiving their right to liquidated damages and terminating the registration rights agreement.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

August 2014 Private Placement

On August 21, 2014, pursuant to a securities purchase agreement with two (2) Purchasers (the “August Purchasers”) who had previously participated in the January Offering that occurred between December 30, 2013 and January 13, 2014 (as discussed in this Note 5), the Company issued to the August Purchasers warrants (the “August Warrants”) to purchase an aggregate of 100,000 shares (the “August Shares”) of the Company’s common stock at an exercise price of $3.00 per share. On September 10, 2014, the exercise price of the August Warrants was amended to $2.00. The August Warrants are exercisable for a period of five (5) years from the original issue date. The exercise price for the August Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers, or other corporate changes and dilutive issuances.

In connection with the issuance of the August Warrants, the Company entered into a registration rights agreement with the August Purchasers pursuant to which the Company agreed to register the August Shares on a Form S-1 registration statement (the August Registration Statement”) to be filed with the SEC ninety (90) days following the filing date (the “August Filing Date”) and to cause the August Registration Statement to be declared effective under the Securities Act by the required effective date (the “August Effective Date”).

The August Registration Statement was not filed by the August Filing Date or declared effective by the August Required Effective Date. Under the original terms of the arrangement, the Company was required to pay partial liquidated damages to each August Purchaser in the amount equal to two percent (2%) for the purchase price paid for the August Warrants then owned by such August Purchaser for each 30-day period for which the Company is non-compliant. On January 30, 2015, the Company received signed documentation from all of the August Purchasers waiving their right to liquidated damages and terminating the registration rights agreement.

The Company determined that the effect of the issuance of the 500,000 warrants (i.e., the June Warrants and the August Warrants) was to induce the January Purchasers to exercise the January Warrants previously issued to them in the January Offering. As a result, the Company recorded inducement expense of $1,262,068 during the twelve months ended December 31, 2014.

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

In connection with the underwritten public offering of the Company’s common stock and warrants on September 15, 2014, the Company was required to obtain a waiver and consent from the January Purchasers in the January Offering in order to conduct the public offering at a price of $2.75 per share and warrant. As a result, on September 10, 2014, the Company issued the majority January Purchasers 261,131 unregistered shares of common stock and reduced the exercise price on the outstanding January Warrants, June Warrants, and August Warrants from $3.00 to $2.00 per share of common stock for all of the investors. During the twelve months ended December 31, 2014, the Company recorded additional inducement expense of $718,110 and $232,360 related to the issuance of unregistered shares of common stock to the majority investors and the modification of the warrant exercise price, respectively.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

April 2015 Private Placement

On April 24, 2015, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with a group of accredited investors (the “April Purchasers”) pursuant to which the Company sold to such purchasers an aggregate of $1,575,000 principal amount of secured convertible notes (the “April Convertible Notes”), a Class A Common Stock Purchase Warrant (the “Class A Warrant”) to purchase up to 468,749 shares of the Company’s common stock and a Class B Common Stock Purchase Warrant (the “Class B Warrant,” and together with the Class A Warrant, the “April Warrants”) to purchase up to 468,749 shares of the Company’s common stock. The April Convertible Notes bear interest at 6% per annum and are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.52 per share. The April Warrants are exercisable beginning six (6) months after issuance through the fifth (5th) anniversary of such initial exercisability date. The Class A Warrant has an initial exercise price equal to $3.02 per share and the Class B Warrant has an initial exercise price equal to $5.00 per share. The Company received cash proceeds of $1,481,500 from the issuance of the Convertible Notes after deducting debt issuance costs of $93,500.

The Company recorded a debt discount of $1,575,000 related to the sale of the April Convertible Notes and the April Warrants. The debt discount reflects the underlying fair value of the April Warrants of approximately $860,000 on the date of the transaction and a beneficial conversion charge of approximately $715,000. The debt discount will be amortized to interest expense over the earlier of (i) term of the April Convertible Notes or (ii) conversion of the debt.

In connection with the sale of the April Convertible Notes and April Warrants, the Company entered into a registration rights agreement, dated April 24, 2015 (the “April Registration Rights Agreement”), with the April Purchasers, pursuant to which the Company agreed to register the shares of common stock underlying the April Convertible Notes and April Warrants on a Form S-3 registration statement to be filed with the Securities and Exchange Commission (the “SEC”) within ten (10) business days after the date of the issuance of the April Convertible Notes and April Warrants (the “April Filing Date”) and to cause the April Registration Statement to be declared effective under the Securities Act within ninety (90) days following the April Filing Date. If certain of its obligations under the April Registration Rights Agreement are not met, the Company is required to pay partial liquidated damages to each April Purchaser. On May 8, 2015, the Company filed a registration statement on Form S-3 with the SEC to register the shares issuable upon the conversion of the April Convertible Notes, the related accrued interest and the exercise of the April Warrants. Such registration statement was declared effective with the SEC on May 14, 2015.

In connection with the sale of the April Convertible Notes and the April Warrants, the Company entered into a security agreement, dated April 24, 2015 (the “April Security Agreement”), between the Company, 3D-ID and the collateral agent thereto. Pursuant to the Security Agreement, the April Purchasers were granted a security interest in certain personal property of the Company and 3D-ID to secure the payment and performance of all obligations of the Company and 3D-ID under the April Convertible Notes, April Warrants, April Purchase Agreement, April Registration Rights Agreement and April Security Agreement. In addition, in connection with the April Security Agreement, 3D-ID executed a subsidiary guaranty, pursuant to which it agreed to guarantee and act as surety for payment of the April Convertible Notes and other obligations of the Company under the April Warrants, April Purchase Agreement, April Registration Rights Agreement and April Security Agreement.

As described below, the April purchaser exchanged the April Convertible Notes into convertible notes that were identical to the convertible notes that were issued on December 8, 2015.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

July 2015 Private Placement

On July 27, 2015, the Company entered into a securities purchase agreement with an accredited investors (the “July Purchaser”) pursuant to which the Company sold an aggregate of $222,222 in principal amount of the 8% Original Issue Discount Convertible Notes (the “8% Convertible Notes”) for an aggregate purchase price of $200,000. The Company received net proceeds of $200,000 from the sale of the 8% Convertible Notes.

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

The Company agreed that if it effected a registered offering either utilizing Form S-1 or Form S-3 (a “Registered Offering”), the Holder shall have the right to convert the entire amount of the subscription amount into such Registered Offering.  The July Purchaser converted the entire amount of the subscription amount into the August Offering described below.

The conversion price used to convert the entire purchase price into common stock was equivalent to the equity offering price of $1.75 on August 4, 2015 and not the conversion price of $3.50 stipulated in the securities purchase agreement. As a result of the change in the conversion price, the Company recorded additional inducement expense of $100,000 at the time of conversion.

August 2015 Offerings

On August 4, 2015, the Company closed with certain purchasers (the “August 2015 Purchasers”) a public offering (the “August Offering”) providing for the issuance and sale by the Company of 1,721,429 shares of the Company’s common stock at a price to the public of $1.75 per share (the “Registered Shares”) for an aggregate purchase price of $3,012,500.

In connection with the sale of the Registered Shares, the Company also entered into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”) with the August 2015 Purchasers providing for the issuance and sale by the Company of warrants to purchase 860,716 shares of the Company’s common stock at a purchase price of $0.0000001 per warrant (the “August 2015 Warrants”).  Each August 2015 Warrant shall be initially exercisable on the six (6) month anniversary of the issuance date an exercise price equal to $2.35 per share and have a term of exercise equal to five (5) years from the date on which first exercisable.

The Registered Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2015 and declared effective on May 14, 2015 (File No. 333-203637) (the “Registration Statement”).

Pursuant to a Registration Rights Agreement, dated July 30, 2015, by and between the Company and the August 2015 Purchasers, the Company agreed to file one or more registration statements with the SEC covering the resale of the shares of common stock issuable upon exercise of the August 2015 Warrants.

The placement agent in connection with the Registered Shares was Northland Securities, Inc.

October 2015 Public Offering

On October 21, 2015, the Company closed on an underwritten public offering of its common stock. The Company offered 1,500,000 shares of common stock at a price to the public of $0.70 per share. The Company received gross proceeds from the offering, before deducting underwriting discounts and commission and other estimated offering expenses payable by the Company, of approximately $1,050,000. The underwriter was Aegis Capital Corp.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

December 2015 Private Placement

In connection with the sale of the December Notes, the Company also issued to the December Purchasers an aggregate of 900,000 shares of the Company’s common stock in consideration of each Investor’s execution and delivery of the December Purchase Agreement (the “Commitment Shares”). The Commitment Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC on April 24, 2015 and declared effective on May 14, 2015 (File No. 333-203637).

The following table summarizes the Company's warrants outstanding and exercisable at December 31, 2014 and 2015:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at January 1, 2014	454,600	$3.23	4.97	$351,300
Issued	3,675,176	2.79	4.51	-
Exercised	(500,000)	3.00	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at December 31, 2014	3,629,776	$2.80	4.51	$283,828
Issued	4,310,714	1.78	4.04	-
Exercised	(325,000)	2.00	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at December 31, 2015	7,615,490	$2.26	3.83	$-

Long-Term Stock Incentive Plan

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 4,441,159 at December 31, 2015. During the year ended December 31, 2015, the Company issued 269,613 shares under the plan to three non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $180,000. Also during the year ended December 31, 2015, the Company issued 50,000 shares with an aggregate fair value of $147,500 to one non-executive employee. These shares were issued with no Company imposed restrictions and as a result, the aggregate fair value of $147,500 was expensed entirely in 2015. On November 18, 2014 the Company granted 215,000 restricted shares with an aggregate fair value of $451,500 to six non-executive employees and one consultant. The vesting period for these restricted shares is twelve months with the exception of one award that vests over a thirty-six month period. During the years ended December 31, 2015 and December 31, 2014, the Company expensed $217,000 and $26,833, respectively related to these restricted stock awards. During the year ended December 31, 2014, the Company issued 31,397 shares under the plan to three non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $80,000. Also during the year ended December 31, 2014, the Company issued 112,500 shares with an aggregate fair value of $275,225 to one executive officer and five non-executive employees. These shares were issued with no Company imposed restrictions and as a result, the aggregate fair value of $275,225 was expensed entirely in 2014.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

As of December 31, 2015, the Company had US federal and state net operating loss (“NOLs”) carryovers of $16,475,612 and $12,522,480, respectively, available to offset future taxable income, which expire beginning in 2033. In addition, the Company had tax credit carryforwards of $177,909 at December 31, 2015 that will be available to reduce future tax liabilities. The tax credit carryforwards will begin to expire beginning in 2033.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control. The Company has determined that a change of control has not occurred as of December 31, 2015 and therefore none of the NOLs are limited under Section 382. The Company has no material uncertain tax positions for any of the reporting periods presented. The Company has filed all of its tax returns for all prior periods through December 31, 2015. As a result, the Company’s net operating loss carryovers will now be available to offset any future taxable income.

The income tax provision consists of the following:

	December 31,
	2015	2014
Current
Federal	$-	$-
State	4,307	843
	4,307	843
Deferred
Federal	(3,543,673)	(1,744,445)
State	(362,722)	(314,699)
	(3,906,395)	(2,059,144)
Change in valuation allowance	3,906,395	2,059,144
Total income tax provision	$4,307	$843

A reconciliation of the effective income tax rate and the statutory federal income tax rate is as follows:

	December 31,
	2015	2014
U.S. federal statutory rate	34.00%	34.00%
State income tax rate, net of federal benefit	1.81	2.93
Inducement expenses	(2.33)	(10.63)
Other permanent differences	(3.63)	2.79
Less: valuation allowance	(29.88)	(29.10)
Provision for income taxes	(.03)%	(.01)%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts became deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainties exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2015 and 2014, the change in valuation allowance was $3,906,395 and $2,059,144.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforward	$6,109,750	$2,487,784
Tax credits	177,909	75,337
Accruals and reserves	315,580	23,023
Restricted stock	4,238	114,712
Charitable donations	3,759	-
Total deferred tax assets before valuation allowance:	$6,611,236	$2,700,856
Valuation allowance	(6,604,638)	(2,698,243)
Deferred tax assets, net of valuation allowance	6,598	2,613

Deferred tax liabilities:
Fixed assets	$(6,598)	$(2,613)
Convertible debt	-
Total deferred tax liabilities	(6,598)	(2,613)

Net deferred tax asset (liability)	$-	$-

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

On November 12, 2015, we received a complaint that one of our technologies infringed upon one or more claims of a patent(s) issued to the claimant.  The claimant has subsequently acknowledged that we are not currently infringing on their patent(s) as the technology in question is not commercially available at the current time. We are in the process of negotiating a future royalty agreement with the claimant should we decide to introduce this technology in the future.

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. Other than as described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, or any of our subsidiaries in which an adverse decision could have a material adverse effect upon our business, operating results, or financial condition.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

COMMITMENTS

On September 12, 2014, the Company entered into a lease agreement for office space in Oxford, Connecticut. The term of the lease is for two (2) years with a monthly rent of $2,300 in the first year, increasing to $2,450 per month in the second year. On October 3, 2014, the Company entered into a lease agreement for customer service and warehouse space in Melbourne, Florida. The lease term commenced on January 1, 2015. The term of the lease is for three (3) years with a monthly rent amount of $6,395 which includes the base rent, an escrow for taxes and insurance, common area maintenance charges and applicable sale tax. The Company incurred rent expense of $124,698 and $28,071 for the years ended December 31, 2015 and December 31, 2014, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2016	$121,575
2017	87,459
Total future lease obligations	$209,034

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Effective February 12, 2016, and in exchange for the consents given to the Company by the purchasers and the Secured Parties in connection with the WVH transaction, the Company, the Secured Parties, and the Purchasers agreed, to the following amendments to Notes issued on December 8, 2016.

1.	From the Issuance Date of the Note up to and including April 15, 2016, the Holder (as defined in the Notes) shall trade no more than 5% of the intra-day volume of the Common Stock (as defined in the Notes). After April 15, 2016, the Holder shall trade no more than 10% of the intra-day volume of the Common Stock. However, if the Common Stock closes below $0.40 or above $2.00 or an Event of Default (as defined in the Notes) occurs and is continuing, the foregoing restrictions (the “Restrictions”) shall be removed. If the Common Stock closes below $0.40, then, with respect to the Note, the Holder shall trade no more than the greater of (i) $7,500 of Common Stock per Trading Day (as defined in the Notes) of (ii) 10% of the intraday volume of the Common Stock. If the Common Stock subsequently closes between $0.41 and $1.99 or the Company cures any Event of Default, the Restrictions shall be reinstated.

2.	The “Market Price” for conversions was revised to mean 85% of the average of the five (5) lowest daily Weighted Average Prices in the prior thirty (30) Trading Days as opposed to (5) Trading Days in the original note agreement. All such determinations to be appropriately adjusted for any stock split, stock dividend, stock combination, reclassification or other similar transaction during such Measuring Period”.

3.	So long as the Note is outstanding, including, without limitation, during the periods that the Holder holds any Common Stock underlying the Note, the Holder agrees not to sell the Common Stock short or participate in any hedging activities, either directly or indirectly through its affiliates, principals or advisors.

On February 23, 2016, the exercise price for the June 2014 Warrants, was amended to $0.50 as an incentive to induce the June Purchasers, to exercise the June Warrants.

On March 11, 2016, the Company issued a promissory note with a principal amount of $400,000 to an accredited Purchaser. The promissory note matures on April 25, 2016, and bears interest at a rate of 12% per annum.

On March 25, 2016, the Company received proceeds of $50,000 in connection with the exercise of 100,000 warrants into 100,000 shares of common stock at an exercise price of $0.50 per share.

On various dates during the first quarter 2016, certain purchasers of the convertible notes issued and exchanged on December 8, 2015 converted $2,707,147 of principal and accrued interest into 12,288,279 shares of common stock.

On April 8, 2016, the Company sold an aggregate of 2,500,000 shares of the Company’s Series A Convertible Preferred Stock, par value $.0001 per share for an aggregate purchase price of $2,500,000.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(i)	Certificate of Incorporation (1)
3.1(i)(a)	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.1(ii)	Bylaws (1)
4.1	Form of Warrant Agreement and Form of Warrant (1)
4.2	Form of Warrant for January 2014 Offering (2)
4.3	Form of Agent Warrant for January 2014 Offering (2)
4.4	Form of Warrant for June 2014 and August 2014 Offerings (5)
4.5	Form of Warrant for September 2014 Offering (6)
4.6	Form of Underwriter Warrant for September 2014 Offering (6)
4.7	Form of Class A Warrant (7)
4.8	Form of Class B Warrant (7)
4.9	Form of Warrant for August 2015 Private Placement (8)
4.10	Form of Warrant for December 2015 Agreement with WorldVentures Holdings, LLC (10)
10. 1†	Form of Indemnification Agreement (1)
10.2 †	2013 Long Term Incentive Plan (1)
10.3 †	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.4 †	Employment Agreement Between Nxt-ID and Gino Pereira (3)
10.5	License Agreement between 3D-ID, LLC and Genex Technologies (1)
10.6	License Agreement between 3D-ID, LLC and Aellipsys Holdings (1)
10.7	Purchase Agreement between 3D-ID, LLC and Nxt-ID, Inc. (1)
10.8 ††	Manufacturing agreement with Identita Technologies, Inc., dated January 18, 2013 (4)
10.9	Form of Securities Purchase Agreement for January 2014 Offering (2)
10.11	Form of Securities Purchase Agreement for June 2014 and August 2014 Offerings (5)
10.12	Form of Registration Rights Agreement for June 2014 and August 2014 Offerings (5)
10.13	Form of Registration Rights Agreement for April 2015 Offering (7)
10.14*	Form of Placement Agency Agreement for August 2015 Public Offering (8)
10.15	Form of Warrant Purchase Agreement for August 2015 Private Placement (8)
10.16	Form of Securities Purchase Agreement for December 2015 Private Placement (9)
10.17	Form of Registration Rights Agreement for December 2015 Private Placement (9)
10.18	Form of Securities Purchase Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (10)
10.19	Form of Registration Rights Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (10)
10.20	Form of Securities Purchase Agreement for April 2016 Registered Direct Offering (11)
14.1	Code of Ethics (3)
21.1	List of Subsidiaries (1)
23.1*	Consent of KPMG LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Filed herewith.

† Management contract or compensatory plan or arrangement.

†† Confidential treatment has been received for schedules A, C, and D to the agreement

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-184673) with the SEC on January 31, 2013.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 17, 2014.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on February 24, 2014.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-184673) with the SEC on March 25, 2013.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 5, 2014.
(6)	Filed as Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 14, 2014.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 24, 2015.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 30, 2015.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on December 9, 2015.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 4, 2016.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 1, 2016.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 11, 2016.

44