Form 10-Q
period 2016-03-31
Nxt-ID, Inc.
filed 2016-05-23
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

As of May 20, 2016, there were 59,485,695 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets

Current Assets
Cash	$121,491	$418,991
Restricted cash	424,904	1,534,953
Inventory	1,945,982	1,767,942
Prepaid expenses and other current assets	647,692	1,039,405
Total Current Assets	3,140,069	4,761,291

Property and equipment, net of accumulated depreciation of $254,740 and $196,353, respectively	328,500	373,214

Total Assets	$3,468,569	$5,134,505

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,384,632	$1,333,137
Accrued expenses	427,586	641,438
Customer deposits	5,322	8,729
Short-term debt	400,000	-
Convertible notes payable, net of discount of $264,761 and $1,445,342, respectively	573,410	1,849,508
Derivative liability conversion feature	-	420,360
Total Current Liabilities	2,790,950	4,253,172

Commitment and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 57,539,698 and 44,411,591 issued and outstanding, respectively	5,754	4,441
Additional paid-in capital	27,990,434	22,783,765
Accumulated deficit	(27,318,569)	(21,906,873)

Total Stockholders’ Equity	677,619	881,333

Total Liabilities and Stockholders’ Equity	$3,468,569	$5,134,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenues	$42,302	$2,270
Cost of goods sold	75,155	1,990

Gross Profit (Loss)	(32,853)	280

Operating Expenses
General and administrative	1,126,588	816,443
Selling and marketing	806,518	658,034
Research and development	361,324	573,255

Total Operating Expenses	2,294,430	2,047,732

Operating Loss	(2,327,283)	(2,047,452)

Other Income and (Expense)
Interest income	23	399
Interest expense	(512,667)	-
Change in fair value of derivative liabilities	(2,299,020)	-
Loss on extinguishment of debt	(272,749)	-
Total Other (Expense) Income, Net	(3,084,413)	399

Net Loss	$(5,411,696)	$(2,047,053)

Net Loss Per Share – Basic and Diluted	$(0.11)	$(0.08)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	50,836,172	24,877,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Cash Flows from Operating Activities
Net Loss	$(5,411,696)	$(2,047,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58,387	35,197
Stock based compensation	314,379	263,353
Amortization of debt discount	250,271	-
Loss on extinguishment of debt	272,749	-
Amortization of deferred debt issuance costs	11,522	-
Change in fair value of derivative liabilities	2,299,020	-
Loss on conversion of convertible note interest	34,628	-
Changes in operating assets and liabilities:
Inventory	(178,040)	(206,590)
Prepaid expenses and other current assets	156,088	150,857
Accounts payable	(21,274)	(164,330)
Accrued expenses	382,127	89,716
Customer deposits	(3,407)	(6,815)
Total Adjustments	3,576,450	161,388
Net Cash Used in Operating Activities	(1,835,246)	(1,885,665)

Cash Flows from Investing Activities
Restricted cash	1,110,049	20
Purchase of equipment	-	(191,404)
Net Cash Provided by (Used in) Investing Activities	1,110,049	(191,384)

Cash Flows from Financing Activities
Proceeds received from short-term promissory note	400,000	-
Payment of closing related fees	(22,303)	-
Proceeds from exercise of common stock warrants	50,000	200,000
Net Cash Provided by Financing Activities	427,697	200,000
Net Decrease in Cash	(297,500)	(1,877,049)
Cash – Beginning of Period	418,991	2,201,287
Cash – End of Period	$121,491	$324,238

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Taxes	$3,500	$1,000
Non-cash financing activities:
Equipment purchases on payment terms	$13,673	$-
Accrued fees incurred in connection with equity offerings	$72,281	$-
Issuance of common stock in connection with accelerated installments of notes payable	$2,456,679	$-
Issuance of common stock in connection with conversion of interest on convertible notes	$253,028	$-
Reclassification of conversion feature liability in connection with note modification	$1,702,400	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of March 31, 2016 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2016 and 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or for any future interim period. The condensed consolidated balance sheet at December 31, 2015 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 14, 2016.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Going Concern and Management Plans

The Company is an emerging growth entity and incurred an operating loss of $2,327,283 and a net loss of $5,411,696 during the three months ended March 31, 2016. As of March 31, 2016 the Company had working capital and stockholders’ equity of $349,119 and $677,619, respectively. In order to execute the Company’s long-term strategic plan to develop and commercialize its core products and fulfill its product development commitments, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to March 31, 2016 or any additional funds raised will be sufficient to execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

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

Note 3 - Summary Of Significant Accounting Policies

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include stock based compensation, derivative instruments, valuation allowances for income taxes and inventories, and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiary, 3D-ID. Intercompany balances and transactions have been eliminated in consolidation.

Restricted Cash

At March 31, 2016 and December 31, 2015, the Company had restricted cash of $424,904 and 1,534,953, respectively. The restricted cash balance at December 31, 2015 included $1,500,000 received on December 31, 2015 as a result of the transaction with WorldVentures Holdings, LLC (described below). At March 31, 2016, the Company had $387,488 in restricted cash remaining from the transaction with WorldVentures Holdings, LLC. See Note 6 for further information regarding the transaction with WorldVentures Holdings, LLC. Restricted cash also includes amounts held back by the Company’s third party credit card processor for potential customer refunds, claims and disputes.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary Of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. The Company’s Wocket® sales comprise multiple element arrangements including both the Wocket® device itself as well as unspecified future upgrades. The Company offers to all of its end-consumer customers a period of fourteen days post the actual receipt date in which to return their Wocket®. The Company was unable to reliably estimate returns at the time shipments were made during the year ended December 31, 2015 or the three months ended March 31, 2016 and 2015 due to lack of return history. Accordingly, the Company has recognized revenue only on those shipments whose fourteen day return period had lapsed. The Company accrues for the estimated costs associated with the one year Wocket® warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience. Warranty expense during the three months ended March 31, 2016 and 2015 was not material.

The Company’s revenues for the three months ended March 31, 2016 included $8,678 in resale sales of the Wocket® to retail customers who resell the Wocket® through their respective distribution channels. The terms and conditions of these sales provide the retail customers with trade credit terms. In addition, these sales were made to the retailers with no rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects. There were no such sales during the three months ended March 31, 2015.

Inventory

Effective October 1, 2015, we adopted FASB Accounting Standards Update No. 2015-11, simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory is measured at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Previously, inventory was measured at the lower of cost or market. We adopted ASU 2015-11 in connection with our fourth quarter 2015 inventory valuation review, and prompted by the impact of EMV chip point of sale and Nearfield Communication technologies on our business. As a result, our fourth quarter 2015 inventory valuation charges were determined based upon our inventory’s net realizable value.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of March 31, 2016 inventory was comprised of $1,820,689 in raw materials and $125,293 in finished goods on hand. Inventory at December 31, 2015 was comprised of $1,587,653 in raw materials and $180,289 in finished goods on hand. As an emerging growth entity, the Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of March 31, 2016 and December 31, 2015, the Company had prepaid inventory of $116,861 and $49,103, respectively. These prepayments were made primarily for raw materials inventory and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary Of Significant Accounting Policies (Continued)

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine the partnership/corporate tax returns for three years from the date of filing. The Company has filed all of its tax returns for all prior periods through December 31, 2015. As a result, the Company’s net operating loss carryovers will now be available to offset any future taxable income.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities realizable from the conversion of convertible notes of $838,171 and related accrued interest and from the exercise of warrants into 7,565,490 shares of common stock as of March 31, 2016, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of March 31, 2015, potentially dilutive securities realizable from the exercise of warrants into 3,529,776 shares of common stock were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is currently evaluating the effect that ASU 2016-09 will have on the Company’s financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the potential impact of ASU 2016-02 on its financial statements and related disclosures.

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instrument. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect that ASU 2016-01 will have on the Company’s financial position and results of operations.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary Of Significant Accounting Policies (Continued)

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which provides guidance for simplifying the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance will be effective for fiscal years beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The standard requires application on a retrospective basis and represents a change in accounting principle. In addition, in August 2015, Accounting Standards Update 2015-15, Interest - Imputation of Interest (“ASU 2015-15”), was released, which codified guidance pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The impact of ASU 2015-03 and ASU 2015-15 on the Company’s financial statements includes a reclassification of deferred debt issuance costs related to the Company’s convertible notes payable to be presented in the consolidated balance sheets as a direct deduction from the carrying amount of those borrowings. The Company adopted this accounting guidance in the first quarter of 2016.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted commencing January 1, 2017. The amendments may be applied retrospectively to each period presented or with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating ASU 2014-09.

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

Note 4 - Convertible Notes Payable

December 2015 Private Placement

On December 8, 2015, the Company entered into a securities purchase agreement (the “December Purchase Agreement”) with certain accredited investors (the “December Purchasers”) pursuant to which the Company sold an aggregate of $1,500,000 in principal amount of Senior Secured Convertible Notes (the “December Notes”) for an aggregate purchase price of $1,500,000 (the “December Offering”). The December Notes will mature on December 8, 2016 (the “December Maturity Date”), less any amounts converted or redeemed prior to the December Maturity Date. The December Notes bear interest at a rate of 8% per annum. The December Notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $0.55 per share. In case of an Event of Default (as defined in the December Notes), the notes are convertible at 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior fifteen (15) trading days, until such Event of Default has been cured. The conversion price is subject to adjustment for stock dividends, stock splits, combinations or similar events. The December Notes are repayable from the earlier of June 7, 2016 or the effective date of the initial registration statement that was filed with this offering (the “Installment Trigger Date”). The installment payments are to be made on the lst and 15th calendar day of each month. The amount of each installment is the quotient of the original principal amount divided by the number of installment payments after the Installment Trigger Date and the scheduled Maturity Date on December 8, 2016. The holder of the December Notes may opt to accelerate two installment amounts in an amount up to twice the regular installment amount. The installment payments may be made in cash or in common stock at 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior fifteen (15) trading days at the option of the Company. On March 29, 2016, among other modifications of the December Notes, the conversion price was modified from $0.55 to $0.235 per share. As a result of modifying the conversion price of the December Notes to a fixed conversion price of $0.235, the Company fair valued the conversion option up to the date of modification and re-classified the remaining conversion feature liability of $1,702,400 as of the date of modification to additional paid-in capital.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Convertible Notes Payable (Continued)

As described below, the April Purchasers (defined below) exchanged the April Convertible Notes (defined below) plus accrued but unpaid interest into the convertible notes that were issued on December 8, 2015. As a result, the Company incurred a loss on extinguishment of the April Convertible Notes of $635,986 which resulted primarily from the write off of the remaining unamortized note discount and deferred debt issue costs on extinguishment. In order to obtain their consent to issue the December Notes on December 8, 2015, and to effect the exchange, the Company issued to each of the April Purchasers additional December Notes with a face value of $500,000. On December 8, 2015, the total outstanding principal amount of these convertible notes was $2,134,850. On December 28, 2015, the note holders accelerated installment repayments in an aggregate amount of $350,000 which the Company satisfied by an issuance of common stock as a result of a waiver by the holders which allowed the Company to issue common stock below $0.25 per share. As a result of this repayment, the outstanding amount of the convertible notes held by the April Purchasers was $1,784,850 on December 31, 2015.

The total face amount of the December Notes outstanding on December 8, 2015 was $3,644,850.

On December 8, 2015 the Company recorded a debt discount of $1,719,700 and a derivative liability of $912,330.

During December 2015, the holders of the December Notes accelerated $350,000 in installments in exchange for common stock as a result of a waiver by the holders which allowed the Company to issue common stock below $0.25. At December 31, 2015, the balance on the December Notes outstanding was $3,294,850.

The debt discount is attributable to the value of the separately accounted for conversion feature and common stock issued in connection with the sale of the December Notes. The embedded conversion feature derivatives relate to the conversion option, the installment payments and the accelerated installment option of the December Notes. The embedded derivatives were evaluated under FASB ASC Topic 815-15, were bifurcated from the debt host, and were classified as liabilities in the consolidated balance sheet. The debt discount is amortized using the effective interest method over the term of the December Notes. During the three months ended March 31, 2016, the Company recorded $250,271 of debt discount amortization all of which was related to the December Notes.

On February 12, 2016, in exchange for the consents given to the Company by the December Purchasers and the April Purchasers in connection with the consent to the WVH transaction (described below), the December Notes were amended. One of the significant amendments was as follows: the notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price the lesser of (a) $0.55 per share and (b) from and after an Event of Default (as defined in the December Notes), 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior thirty (30) trading days, until such Event of Default has been cured.  As described above, the conversion price of the December Notes was further modified from $0.55 to $0.235 per share. As a result of modifying the conversion price of the December Notes to a fixed conversion price of $0.235, the Company fair valued the conversion option up to the date of modification and re-classified the remaining conversion feature liability of $1,702,400 as of the date of modification to additional paid-in-capital.

During the three months ended March 31, 2016, the holders of the December Notes accelerated $2,456,679 in installments and $253,028 of interest in exchange for 12,288,279 shares of common stock. At March 31, 2016, the balance on the December Notes outstanding was $838,171. As it relates to the accelerated installments, the Company incurred a loss on extinguishment of debt of $272,749. The loss on extinguishment of debt was equivalent to the excess fair value of the common stock issued to the holders of the December Notes as compared to the net carrying value of the convertible debt. The fair value of the common stock issued in payment of interest exceeded the amount of interest owed by $34,628. This amount is included as part of interest expense on the condensed consolidated statement of operations.

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

The Company recorded a debt discount of $1,575,000 related to the sale of the Convertible Notes and the April Warrants. The debt discount reflects the underlying fair value of the April Warrants of approximately $860,000 on the date of the transaction and a beneficial conversion charge of approximately $715,000. During the period April 23, 2015 through December 8, 2015, the Company amortized $983,836 of the debt discount as a component of interest expense.

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

Note 5 – Derivative liabilities

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Derivative liabilities (Continued)

The conversion features embedded within the Company’s convertible notes payable issued in connection with December Offering (as defined in Note 4) did not have fixed settlement provisions on the date they were initially issued because the conversion price could be lowered if certain provisions included in the note agreement occurs before conversion.

During 2015, the derivative liabilities were valued using the Monte Carlo simulation model and the following weighted average assumptions on December 31, 2015. During the three months ended March 31, 2016, the Company had five separate valuations performed using the Monte Carlo simulation model. The valuations coincided with the number of accelerated installments occurring during the three months ended March 31, 2016. The table for 2016 reflects the range of weighted average assumptions used for the 2016 valuations.

	January 12, - March 29, 2016	December 31, 2015
Embedded Conversion Feature Liability:
Risk-free interest rate	0.46% - 0.59%	0.62%
Expected volatility	100.0%	100.00%
Expected life (in years)	0.91 - 0.70	0.92
Expected dividend yield	–	–
Face value of convertible notes	$3,209,850 - $1,208,171	$3,294,850
Fair value	$–	$420,360

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Derivative liabilities (Continued)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Three Months Ended
March 31, 2016
Beginning liability balance	$420,360
Loss on Change in fair value of derivative liabilities	2,299,020
Gain on derivative liabilities resulting from accelerated amortizations	(1,016,980)
Adjustment to additional paid-in capital upon modification	(1,702,400)
Ending balance	$–

Note 6 – Strategic Agreements with world ventures holdings

On December 31, 2015, we entered into a Master Product Development Agreement (the “Development Agreement”) with WorldVentures Holdings, LLC (“WVH”). The Development Agreement commenced on December 31, 2015, and has an initial term of two (2) years (the “Initial Term”). Thereafter, the Development Agreement will automatically renew for additional successive one (1) year terms (each a “Renewal Term”) unless and until WVH provides written notice of non-renewal at least thirty (30) days prior to the end of the Initial Term or then-current Renewal Term. Each Renewal Term will commence immediately on expiration of the Initial Term or preceding Renewal Term. The Development Agreement may also be terminated earlier pursuant to certain conditions.

Pursuant to the Development Agreement, WVH retained the Company to design, develop and manufacture a series of Proprietary Products (as defined in the Development Agreement) for distribution through WVH’s network of sales representatives, members, consumers, employees, contractors or affiliates. In conjunction with the Development Agreement, the Company and WVH contractually agreed to dedicate $1,500,000 of the $2,000,000 in total proceeds received by the Company to the development and manufacture of the product for WVH. In addition, any expenditures to be funded by the $1,500,000 in proceeds is restricted in that the Company is required to obtain prior approval from WVH on a monthly basis in order to fund the estimated expenditures needed for the development of the product for WVH from the $1,500,000. Accordingly, the $1,500,000 was included in the restricted cash balance on the accompanying condensed consolidated Balance Sheet at December 31, 2015. As of March 31, 2016, the Company’s restricted cash balance included $387,488 remaining from the WVH transaction on December 31, 2015.

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

Note 7 - Stockholders’ Equity

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

On February 21, 2014, the Company amended the terms of the 1,391,539 January Warrants issued in the January Offering as compensation to the placement agent to eliminate the anti-dilution provision and to lower the exercise price of the January Warrants from $3.25 to $3.00. As a result of the January Warrant modifications, the Company re-measured the January Warrant liability on the modification date and recorded an unrealized gain on derivative liabilities of $448,072 and reclassified the aggregate re-measured value of the January Warrants of $4,514,772 to additional paid-in capital. See Note 7 above.

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

(Unaudited)

Note 7 - Stockholders’ Equity (Continued)

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

(Unaudited)

Note 7 - Stockholders’ Equity (Continued)

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

In connection with the underwritten public offering of the Company’s common stock and warrants on September 15, 2014, the Company was required to obtain a waiver and consent from the January Purchasers in the January Offering in order to conduct the public offering at a price of $2.75 per share and warrant. As a result, on September 10, 2014, the Company issued the majority January Purchasers 261,131 unregistered shares of common stock and reduced the exercise price on the outstanding January Warrants, June Warrants, and August Warrants from $3.00 to $2.00 per share of common stock for all of the investors. During the year ended December 31, 2014, the Company recorded additional inducement expense of $718,110 and $232,360 related to the issuance of unregistered shares of common stock to the majority investors and the modification of the warrant exercise price, respectively.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Stockholders’ Equity (Continued)

April 2015 Private Placement

On April 24, 2015, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with a group of accredited investors (the “April Purchasers”) pursuant to which the Company sold to such purchasers an aggregate of $1,575,000 principal amount of secured convertible notes (the “April Convertible Notes”), a Class A Common Stock Purchase Warrant (the “Class A Warrant”) to purchase up to 468,749 shares of the Company’s common stock and a Class B Common Stock Purchase Warrant (the “Class B Warrant,” and together with the Class A Warrant, the “April Warrants”) to purchase up to 468,749 shares of the Company’s common stock. The April Convertible Notes bear interest at 6% per annum and are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.52 per share. The April Warrants are exercisable beginning six (6) months after issuance through the fifth (5th ) anniversary of such initial exercisability date. The Class A Warrant has an initial exercise price equal to $3.02 per share and the Class B Warrant has an initial exercise price equal to $5.00 per share. The Company received cash proceeds of $1,481,500 from the issuance of the Convertible Notes after deducting debt issuance costs of $93,500.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Stockholders’ Equity (Continued)

July 2015 Private Placement

On July 27, 2015, the Company entered into a securities purchase agreement with accredited investors (the “July Purchaser”) pursuant to which the Company sold an aggregate of $222,222 in principal amount of the 8% Original Issue Discount Convertible Notes (the “8% Convertible Notes”) for an aggregate purchase price of $200,000. The Company received net proceeds of $200,000 from the sale of the 8% Convertible Notes.

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

(Unaudited)

Note 7 - Stockholders’ Equity (Continued)

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

The following table summarizes the Company’s warrants outstanding and exercisable at March 31, 2016:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding and Exercisable at January 1, 2016	7,615,490	$2.26	3.83	$-
Issued	50,000	0.50	-	-
Exercised	(100,000)	0.50	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at March 31, 2016	7,565,490	$2.24	3.59	$-

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 4,441,159 at January 1, 2016. During the three months ended March 31, 2016, the Company issued 77,586 shares of common stock under the plan to three non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $45,000. On November 18, 2014 the Company granted 150,000 restricted shares of common stock with an aggregate fair value of $315,000 to one non-executive employee. The vesting period for these restricted shares of common stock is thirty-six months. During the three months ended March 31, 2016, the Company expensed $26,250 related to these restricted stock awards. During the three months ended March 31, 2015, the Company issued 15,255 restricted shares of common stock under the plan to three non-executive directors with an aggregate fair value $45,000. At March 31, 2016, a total of 1,399,929 shares of common stock have been issued from the Plan and 3,041,230 are available to be issued.

During the three months ended March 31, 2016, the Company accrued $150,000 of discretionary management and employee bonus expense.

During the three months ended March 31, 2016, the Company issued 62,242 shares of common stock with a fair value of $24,400 to non-employees for services rendered.

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

Commitments

On September 12, 2014, the Company entered into a lease agreement for office space in Oxford, Connecticut. The term of the lease is for two (2) years with a monthly rent of $2,300 in the first year, increasing to $2,450 per month in the second year. On October 3, 2014, the Company entered into a lease agreement for customer service and warehouse space in Melbourne, Florida. The lease term commenced on January 1, 2015. The term of the lease is for three (3) years with a monthly rent amount of $6,395 which includes the base rent, an escrow for taxes and insurance, common area maintenance charges and applicable sale tax. The Company incurred rent expense of $31,903 and $32,079 for the three months ended March 31, 2016 and 2015, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2016 (remaining)	$89,447
2017	87,459
Total future lease obligations	$176,906

Note 9 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued.

On April 1, 2016 and April 29, 2016, the Company issued 45,000 shares and 194,446 shares, respectively, of its common stock for the payment of services with an aggregate grant date fair market value of $112,000 for both issuances.

On April 11, 2016, the Company closed a registered direct offering (the “April 2016 Offering”) of shares of its Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The Company sold 2,500,000 shares of Series A Preferred Stock at a price of $1.00 per share, and received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $2,500,000. Aegis Capital Corp. acted as the placement agent for the offering.

On May 17, 2016, the Company entered into an Interest Purchase Agreement (the “Interest Purchase Agreement”) with LogicMark, LLC (“LogicMark”) and the holders of all of the membership interests (the “Interests”) of LogicMark (the “Sellers”), pursuant to which the Company will acquire all of the Interests from the Sellers (the “Transaction”). The purchase price to be paid to the Sellers in the Transaction is (i) $20,000,000 in cash and (ii) $300,000 of shares (787,402 shares) of the Company’s common stock (the “Signing Shares”). In addition, the Company may be required to pay the Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark meets certain gross profit targets set forth in the Interest Purchase Agreement. The Signing Shares were delivered upon signing the Interest Purchase Agreement and will be retained by the Sellers regardless of whether the Transaction closes.

The Transaction is expected to be consummated on the earlier of (i) June 30, 2016 or (ii) the date upon which the conditions to closing in the Interest Purchase Agreement have been satisfied. The obligations of the parties to consummate the Transaction are subject to the satisfaction (or waiver by each other party) of standard closing conditions, including a financing condition.

On May 18, 2016, a purchaser of the December Notes converted $216,000 of principal and accrued interest into 919,149 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2016 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

We are an emerging growth technology company that is focused on products, solutions, and services for security on mobile devices. Our core technologies consist of those that support digital payments, biometric identification, encryption, sensors, and miniaturization. We have three distinct lines of business that we are currently pursuing, which are in various stages of development: mobile commerce (“m-commerce”), primarily through the application of secure digital payment technologies, biometric access control applications, and Department of Defense contracting. Our initial efforts have primarily focused on the development of our secure products for the growing m-commerce market, most immediately, a secure mobile electronic smart wallet, the Wocket®. The Wocket® is a smart wallet, the next evolution in smart devices following the smartphone and smartwatch, designed to protect your identity and replace all the cards in your wallet, with no smart phone required. The Wocket® works almost everywhere credit cards are accepted. We are also developing a smartcard that functions in a similar manner to the Wocket® and have a distribution agreement with an international direct selling company to distribute that product. Our biometric access control applications and defense contracting opportunities are still in their emerging growths.

We believe that our MobileBio® products will provide distinct advantages within the m-commerce market by improving mobile security. Currently most mobile devices continue to be protected simply by PIN numbers. This security methodology is easily duplicated on another device and can easily be spoofed or hacked. Our security paradigm is Dynamic Pairing Codes (“DPC”). DPC is a new, proprietary method, to secure users, devices, accounts, locations and servers over any communication media by sharing key identifiers, including biometric-enabled identifiers, between end-points by passing dynamic pairing codes (random numbers) between end-points to establish sessions and/or transactions without exposing identifiers or keys. The recent high-level breaches of personal credit card data raises serious concerns among consumers about the safety of their money. These consumers are also resistant to letting technology companies learn even more about their personal purchasing habits.

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

We have incurred net losses since our inception. In order to execute our long-term strategic plan to develop and commercialize our core products we will need to raise additional funds through public or private equity offerings, debt financings, or other means. We can give no assurance that the cash raised subsequent to March 31, 2016 or any additional funds raised will be sufficient to execute our business plan. These conditions raise substantial doubt about our ability to continue as a going concern. We can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

We commenced shipping of the Wocket® at the end of the second quarter of 2015, primarily to tech savvy consumers. The implementation of the EMV chip point of sale (“POS”) terminals in the United States has limited the number of POS systems that the Wocket® works at, so we have postponed the full launch of the product in the United States until we are able to implement Near Field Communication (“NFC”) technology on the Wocket® as well as our dynamic magnetic stripe technology. NFC is a similar technology to ApplePay and GooglePay and works at many EMV enabled POS Terminals. We are also pursuing the sale of the Wocket® in certain overseas markets that have not implemented chip cards and where the Wocket® works extremely well. We intend to re-launch Wocket® in the United States once NFC is operational. Current wocket inventory is hardware enabled for this purpose and we are finalizing the software arrangements with banks and major payment companies to implement this technology. We anticipate re-launching the Wocket® in the United States with NFC capability in the third quarter of 2016 and will accelerate efforts to export the product to suitable overseas markets.

Results of Operations

Comparison of three months ended March 31, 2016 and March 31, 2015

Revenue. Our revenues for the three months ended March 31, 2016 and 2015 were $42,302 and $2,270, respectively. Our revenues for the three months ended March 31, 2016 are related to shipments of the Wocket® for new customer orders. In addition, the revenues for the three months ended March 31, 2016 included $8,678 in resale sales of the Wocket® to a wholesale customer who resells the Wocket® through its respective distribution channels. The selling price per unit as it relates to wholesale sales was considerably lower than our direct selling price to our individual customers which negatively impacted our gross profit margin. The sale prices to wholesale customers were significantly discounted in order to accelerate product awareness and adoption of the Wocket®.

Cost of Revenue. Our cost of revenue includes our direct product cost to both our individual customers as well as our wholesale customers. During the three months ended March 31, 2016, our gross margin on sales to our wholesale customers was considerably lower than the gross margin resulting from sales to our individual customers as discussed above.

Our negative gross margin for the three months ended March 31, 2016 was primarily attributable to selling the Wocket® to wholesale customers below cost and we also incurred scrap expense of $16,159 relating primarily to low early stage production yield. We expect that our future selling price to wholesale customers will continue to be less on a per unit basis as compared to our selling price per unit to our direct customers. Based on the Composition of our order intake during the three months ended March 31, 2016, we do not believe that a further lower of cost or market adjustment is required.

Operating Expenses. Operating expenses for the three months ended March 31, 2016 totaled $2,294,430 and consisted of research and development expenses of $361,324, selling and marketing expenses of $806,518 and general and administrative expenses of $1,126,588. The research and development expenses relate primarily to salaries and consulting services of $201,820, as well as expenses of $62,502 related to the design, development and manufacturing of the Wocket®. Selling and marketing expenses consisted primarily of salaries and consulting services of $152,870 and advertising and promotional expenses, including trade shows, of $391,045. General and administrative expenses for the three months ended March 31, 2016 consisted of salaries and consulting services of $275,453, accrued management and employee incentives of $150,000, legal, audit and accounting fees of $338,234 and consulting fees for public relations of $31,282. Also included in general and administrative expenses is $90,600 in non-cash stock compensation to consultants and board members.

For the three months ended March 31, 2015, operating expenses totaled $2,047,732 and consisted of research and development expenses of $573,255, selling and marketing expenses of $658,034 and general and administrative expenses of $816,443. The research and development expenses relate primarily to salaries and consulting services of $343,239, as well as materials and prototypes of $94,621 necessary for the design, development and manufacturing of the Wocket®. Selling and marketing expenses consisted primarily of salaries and consulting services of $162,271 and advertising and promotional expenses, including trade shows, of $334,226. General and administrative expenses for the three months ended March 31, 2015, consisted of salaries and consulting services of $211,158, accrued management and employee incentives of $189,625, legal, audit and accounting fees of $64,051 and consulting fees for public relations of $34,500. Also included in general and administrative expenses is $263,353 in non-cash stock compensation to employees, consultants and board members.

The increase in expenditures for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, is due to an increase in research and development expenses relating to the development of the Company’s biometric wallet and improving and updating the Company’s 3D facial recognition systems, as well as an increase in advertising and promotional expenses, increased professional fees relating to consultants, increased ongoing expenses related to being publicly listed and the addition of sales and marketing related staff for sales of the Company’s product.

Net Loss. The net loss for the three months ended March 31, 2016 was $5,411,696 and resulted in part from the operational expenses incurred during the three months ended March 31, 2016. In addition, the net loss was attributable to interest expense incurred of $512,667, unfavorable changes in fair value of derivative liabilities of $2,299,020 and a loss on extinguishment of debt of $272,749 resulting from the accelerated installment payments made during the three moths ended March 31, 2016. The net loss for the three months ended March 31, 2015 was $2,047,053, and resulted primarily from the operational expenses incurred during the three months ended March 31, 2015.

Liquidity and Capital Resources

We have incurred an operating loss and a net loss of $2,327,283 and $5,411,696, respectively, for the three months ended March 31, 2016.

Cash and Working Capital. As of March 31, 2016, the Company had cash and stockholders’ equity of $121,491 and $677,619, respectively. At March 31, 2016, the Company had working capital of $349,119. During the three months ended March 31, 2016, the Company received proceeds of $50,000 in connection with the exercise of 100,000 warrants into 100,000 shares of common stock at an exercise price of $0.50 per share.

Cash Used in Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the three months ended March 31, 2016, net cash used in operating activities totaled $1,835,246, which was comprised of a net loss of $5,411,696, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $3,240,956, and changes in operating assets and liabilities of positive $335,494, as compared to net cash used in operating activities of $1,885,665 for the three months ended March 31, 2015, which was comprised of a net loss of $2,047,053, non-cash adjustments to reconcile net loss to net cash used in operating activities of $298,550, and changes in operating assets and liabilities of negative $137,162.

Cash Used in Investing Activities. During the three months ended March 31, 2016, net cash provided by investing activities amounted to $1,110,049 and was related to changes in restricted cash of $1,110,049 which is primarily attributable to the cash proceeds received as a result of the transaction with WVH. During the three months ended March 31, 2015, net cash used in investing activities totaled $191,384 and was primarily related to the purchases of equipment.

Cash Provided by Financing Activities. During the three months ended March 31, 2016, the Company received proceeds of $400,000 from a short-term promissory note. In addition, the Company received proceeds of $50,000 in connection with the exercise of 100,000 warrants into 100,000 shares of common stock. During the three months ended March 31, 2015, the Company received proceeds of $200,000 in connection with the exercise of 100,000 warrants into 100,000 shares of common stock.

Sources of Liquidity. We are an early stage company and have generated losses from operations since inception.  We incurred a net loss of $5,411,696 during the three months ended March 31, 2016, which included an aggregate $3,576,450 of adjustments to reconcile the Company’s net loss to net cash used in operating activities. As of March 31, 2016, the Company had working capital and stockholders’ equity of $349,119 and $677,619, respectively.

In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to March 31, 2016, or any additional funds raised, will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent Events

On April 11, 2016, the Company closed the April 2016 Offering of shares of its Series A Preferred Stock. The Company sold 2,500,000 shares of Series A Preferred Stock at a price of $1.00 per share, and received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $2,500,000. Aegis Capital Corp. acted as the placement agent for the offering.

On May 17, 2016, the Company entered into an Interest Purchase Agreement (the “Interest Purchase Agreement”) with LogicMark, LLC (“LogicMark”) and the holders of all of the membership interests (the “Interests”) of LogicMark (the “Sellers”), pursuant to which the Company will acquire all of the Interests from the Sellers (the “Transaction”). The purchase price to be paid to the Sellers in the Transaction is (i) $20,000,000 in cash and (ii) $300,000 of shares (787,402 shares) of the Company’s common stock (the “Signing Shares”). In addition, the Company may be required to pay the Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark meets certain gross profit targets set forth in the Interest Purchase Agreement. The Signing Shares were delivered upon signing the Interest Purchase Agreement and will be retained by the Sellers regardless of whether the Transaction closes.

The Transaction is expected to be consummated on the earlier of (i) June 30, 2016 or (ii) the date upon which the conditions to closing in the Interest Purchase Agreement have been satisfied. The obligations of the parties to consummate the Transaction are subject to the satisfaction (or waiver by each other party) of standard closing conditions, including a financing condition.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share- Based Payment Accounting.” ASU 2016-09 will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The company is currently evaluating the effect that ASU 2016-09 will have on the Company’s financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the potential impact of ASU 2016-02 on its financial statements and related disclosures.

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instrument. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect that ASU 2016-01 will have on the Company’s financial position and results of operations.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which provides guidance for simplifying the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance will be effective for fiscal years beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The standard requires application on a retrospective basis and represents a change in accounting principle. In addition, in August 2015, Accounting Standards Update 2015-15, Interest - Imputation of Interest (“ASU 2015-15”), was released, which codified guidance pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The impact of ASU 2015-03 and ASU 2015-15 on the Company’s financial statements includes a reclassification of deferred debt issuance costs related to the Company’s convertible notes payable to be presented in the consolidated balance sheets as a direct deduction from the carrying amount of those borrowings. The Company adopted this accounting guidance in the first quarter of 2016.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 with early adoption not permitted. The amendments may be applied retrospectively to each period presented or with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating ASU 2014-09.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2016. As discussed below, based on this evaluation, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of March 31, 2016 were not effective. As of March 31, 2016, we have identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 11, 2016, the Company issued the Promissory Note with a principal amount of $400,000 to an accredited purchaser. The Promissory Note matures on April 25, 2016, and bears interest at a rate of 12% per annum. The Promissory Note was offered and sold, in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

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

Nxt-ID, Inc.

Date: May 23, 2016	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 23, 2016	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

