Form 10-Q
period 2016-06-30
Nxt-ID, Inc.
filed 2016-08-19
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

As of August 16, 2016, there were 65,309,423 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets

Current Assets
Cash	$977,509	$418,991
Restricted cash	39,504	1,534,953
Inventory	2,215,025	1,767,942
Prepaid expenses and other current assets	668,519	1,039,405
Total Current Assets	3,900,557	4,761,291

Other long-term assets	900,000	-
Property and equipment, net of accumulated depreciation of $254,740 and $196,353, respectively	291,490	373,214

Total Assets	$5,092,047	$5,134,505

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,061,423	$1,333,137
Accrued expenses	719,656	641,438
Customer deposits	1,249,777	8,729
Convertible notes payable, net of discount of $105,582 and $1,445,342, respectively	410,149	1,849,508
Derivative liability conversion feature	-	420,360
Total Current Liabilities	3,441,005	4,253,172

Commitment and Contingencies (Note 8)

Stockholders’ Equity
Series A preferred stock, $0.0001 par value: 10,000,000 shares authorized; 2,500,000 and 0 issued and outstanding (aggregate liquidation preferences of $3,101,230 and $0) as of June 30, 2016 and December 31, 2015, respectively	2,250,759	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 60,274,000 and 44,411,591 issued and outstanding, respectively	6,027	4,441
Additional paid-in capital	29,364,987	22,783,765
Accumulated deficit	(29,970,731)	(21,906,873)

Total Stockholders’ Equity	1,651,042	881,333

Total Liabilities and Stockholders’ Equity	$5,092,047	$5,134,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

Revenues	$80,795	$115,401
Cost of goods sold	139,169	135,847

Gross Profit (Loss)	(58,374)	(20,446)

Operating Expenses
General and administrative	2,713,414	1,674,105
Selling and marketing	1,117,549	1,313,266
Research and development	744,680	1,514,015

Total Operating Expenses	4,575,643	4,501,386

Operating Loss	(4,634,017)	(4,521,832)

Other Income and (Expense)
Interest income	23	530
Interest expense	(715,509)	(320,800)
Inducement expense	-	(655,000)
Change in fair value of derivative liabilities	(2,299,020)	-
Loss on extinguishment of debt	(272,749)	-
Total Other Expense, Net	(3,287,255)	(975,270)

Net Loss	(7,921,272)	(5,497,102)
Preferred stock dividend	(142,586)	-

Net Loss applicable to Common Stockholders	$(8,063,858)	$(5,497,102)

Net Loss Per Share – Basic and Diluted applicable to Common Stockholders	$(0.15)	$(0.22)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	54,728,917	25,184,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,
	2016	2015

Revenues	$38,493	$113,131
Cost of goods sold	64,014	133,857

Gross Profit (Loss)	(25,521)	(20,726)

Operating Expenses
General and administrative	1,586,826	857,662
Selling and marketing	311,031	655,232
Research and development	383,356	940,760

Total Operating Expenses	2,281,213	2,453,654

Operating Loss	(2,306,734)	(2,474,380)

Other Income and (Expense)
Interest income	-	131
Interest expense	(202,842)	(320,800)
Inducement expense	-	(655,000)
Total Other Expense, Net	(202,842)	(975,669)

Net Loss	(2,509,576)	(3,450,049)
Preferred stock dividend	(142,586)	-

Net Loss applicable to Common Stockholders	$(2,652,162)	$(3,450,049)

Net Loss Per Share – Basic and Diluted applicable to Common Stockholders	$(0.05)	$(0.14)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	58,664,440	25,487,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

Cash Flows from Operating Activities
Net Loss	$(7,921,272)	$(5,497,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	120,147	77,789
Stock based compensation	554,688	746,223
Amortization of debt discount	409,450	293,425
Loss on extinguishment of debt	272,749	-
Amortization of deferred debt issuance costs	25,200	9,526
Inducement expense	-	655,000
Change in fair value of derivative liabilities	2,299,020	-
Loss on conversion of convertible note interest	34,628	-
Changes in operating assets and liabilities:
Inventory	(447,083)	(759,709)
Prepaid expenses and other current assets	(16,640)	367,642
Accounts payable	(325,956)	(13,161)
Accrued expenses	578,759	306,373
Customer deposits	1,241,048	(119,878)
Total Adjustments	4,746,010	1,563,230
Net Cash Used in Operating Activities	(3,175,262)	(3,933,872)

Cash Flows from Investing Activities
Restricted cash	1,495,449	14,364
Purchase of equipment	(38,423)	(239,265)
Net Cash Provided by (Used in) Investing Activities	1,457,026	(224,901)

Cash Flows from Financing Activities
Proceeds received from issuance of Series A preferred stock, net	1,869,775	-
Proceeds received from short-term promissory note	400,000	-
Proceeds from convertible notes payable, net	-	1,481,500
Fees paid in connection with equity offerings	(43,021)	(20,347)
Proceeds from exercise of common stock warrants	50,000	650,000
Net Cash Provided by Financing Activities	2,276,754	2,111,153
Net Increase (Decrease) in Cash	558,518	(2,047,620)
Cash – Beginning of Period	418,991	2,201,287
Cash – End of Period	$977,509	$153,667

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Taxes	$3,500	$1,000
Non-cash financing activities:
Equipment purchases on payment terms	$-	$25,850
Fees incurred in connection with issuance of convertible notes	$-	$19,196
Accrued fees incurred in connection with equity offerings	$151,703	$78,221
Issuance of common stock in connection with accelerated installments of notes payable	$2,779,119	$-
Issuance of common stock in connection with conversion of interest on convertible notes	$281,588	$-
Reclassification of conversion feature liability in connection with note modification	$1,702,400	$-
Issuance of common stock in connection with conversion of Series A preferred stock	$19,016	$-
Issuance of common stock in connection with acquisition	$300,000	$-
Issuance of warrants in connection with acquisition	$600,000	$-
Accrued Series A preferred dividends	$142,586	$-
Exchange of short-term promissory note for Series A preferred stock	$400,000	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2016 and for the six and three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2016 and the condensed consolidated statements of operations for the six and three months ended June 30, 2016 and June 30, 2015 and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and June 30, 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the six and three months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or for any future interim period. The condensed consolidated balance sheet at December 31, 2015 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 14, 2016.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Going Concern and Management Plans

The Company is an emerging growth entity and incurred an operating loss of $4,634,017 and a net loss of $7,921,272 during the six months ended June 30, 2016. As of June 30, 2016 the Company had working capital and stockholders’ equity of $459,552 and $1,651,042, respectively. In order to execute the Company’s long-term strategic plan to develop and commercialize its core products and fulfill its product development commitments, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means.

During the six months ended June 30, 2016, the Company raised $2,269,775 in net proceeds from the issuance of Series A Preferred Stock (defined below). However, the Company can give no assurance that the cash raised subsequent to June 30, 2016 or any additional funds raised will be sufficient to execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

See Note 9 for discussion regarding additional funds raised subsequent to June 30, 2016.

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

Note 3 - Summary Of Significant Accounting Policies

Use of Estimates in the Financial Statements

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include stock based compensation, derivative instruments, valuation allowances for income taxes and inventories, and other matters that affect the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiary, 3D-ID. Intercompany balances and transactions have been eliminated in consolidation.

Restricted Cash

At June 30, 2016 and December 31, 2015, the Company had restricted cash of $39,504 and $1,534,953, respectively. The restricted cash balance at December 31, 2015 included $1,500,000 received on December 31, 2015 as a result of the transaction with WorldVentures Holdings, LLC. At June 30, 2016, the Company had no restricted cash remaining from the transaction with WorldVentures Holdings, LLC. See Note 6 for further information regarding the transaction with WorldVentures Holdings, LLC. Restricted cash also includes amounts held back by the Company’s third party credit card processor for potential customer refunds, claims and disputes.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary Of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. The Company’s Wocket® sales comprise multiple element arrangements including both the Wocket® device itself as well as unspecified future upgrades. The Company offers to all of its end-consumer customers a period of fourteen (14) days post the actual receipt date in which to return their Wocket®. The Company was unable to reliably estimate returns at the time shipments were made during the year ended December 31, 2015 or the six months ended June 30, 2016 and June 30, 2015 due to lack of return history. Accordingly, the Company has recognized revenue only on those shipments whose fourteen (14) day return period had lapsed. The Company accrues for the estimated costs associated with the one year Wocket® warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience. Warranty expense during the six months ended June 30, 2016 and June 30, 2015 was not material.

The Company’s revenues for the six months ended June 30, 2016 included $19,988 in sales of the Wocket® to retail customers who sell the Wocket® through their respective distribution channels. The terms and conditions of these sales provide the retail customers with trade credit terms. In addition, these sales were made to the retailers with no rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects. There were no such sales during the six months ended June 30, 2015.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of June 30, 2016 inventory was comprised of $2,124,647 in raw materials and $90,378 in finished goods on hand. Inventory at December 31, 2015 was comprised of $1,587,653 in raw materials and $180,289 in finished goods on hand. As an emerging growth entity, the Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of June 30, 2016 and December 31, 2015, the Company had prepaid inventory of $362,609 and $49,103, respectively. These prepayments were made primarily for raw materials inventory and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary Of Significant Accounting Policies (Continued)

Convertible Instruments

The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities realizable from the conversion of convertible notes of $515,731 and related accrued interest, the effect of the convertible Series A Preferred Stock (defined below), and from the exercise of warrants into 9,140,293 shares of common stock as of June 30, 2016, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities realizable from the conversion of convertible notes and related accrued interest and from the exercise of 4,242,274 warrants as of June 30, 2015, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2016, the FASB issued ASU No. 2016-12 ("ASU 2016-12"), "Revenue from Contracts with Customers (Topic 606): Narrow- Scope Improvements and Practical Expedients." ASU 2016-12 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration. The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective, the amendments in this update affect narrow aspects of Topic 606 including among others: assessing collectability criterion, noncash consideration, and presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating the effect that ASU 2016-12 will have on the Company's financial position and results of operations.

In April 2016, the FASB issued ASU No. 2016-10 (“ASU 2016-10”), “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." ASU 2016-10 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration. The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective, the amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating the effect that ASU 2016-10 will have on the Company's financial position and results of operations.

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

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect that ASU 2016-01 will have on the Company’s financial position and results of operations.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted commencing January 1, 2017. The amendments may be applied retrospectively to each period presented or with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating ASU 2014-09. In August 2015 the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (“ASU 2015-04”), which defers the effective date of Update 2014-09 until annual reporting periods begin after December 15, 2017.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), amending FASB Accounting Standards Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company has adopted ASU 2014-15 and has made the required disclosures in Note 2.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Convertible Notes Payable

December 2015 Private Placement

On December 8, 2015, the Company entered into a securities purchase agreement (the “December Purchase Agreement”) with certain accredited investors (the “December Purchasers”) pursuant to which the Company sold an aggregate of $1,500,000 in principal amount of Senior Secured Convertible Notes (the “December Notes”) for an aggregate purchase price of $1,500,000 (the “December Offering”). The December Notes will mature on December 8, 2016 (the “December Maturity Date”), less any amounts converted or redeemed prior to the December Maturity Date. The December Notes bear interest at a rate of 8% per annum. The December Notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $0.235 per share, as modified. In case of an Event of Default (as defined in the December Notes), the December Notes are convertible at 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior fifteen (15) trading days, until such Event of Default has been cured. The conversion price is subject to adjustment for stock dividends, stock splits, combinations or similar events. The December Notes are repayable commencing on February 10, 2016 (the “Installment Trigger Date”). The installment payments are to be made on the lst and 15th calendar day of each month. The amount of each installment is the quotient of the original principal amount divided by the number of installment payments between the Installment Trigger Date and the December Maturity Date. The holder of the December Notes may opt to accelerate two (2) installment amounts in an amount up to twice the regular installment amount. The installment payments may be made in cash or in common stock at 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior fifteen (15) trading days at the option of the Company. On March 29, 2016, among other modifications of the December Notes, the conversion price was modified from $0.55 to $0.235 per share. As a result of the modification, the Company fair valued the conversion option up to the date of modification and re-classified the remaining conversion feature liability of $1,702,400 as of the date of modification to additional paid-in capital.

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

As described below, the April Purchasers (defined below) exchanged the April Convertible Notes (defined below) plus accrued but unpaid interest into the convertible notes that were issued on December 8, 2015. As a result, the Company incurred a loss on extinguishment of the April Convertible Notes of $635,986 which resulted primarily from the write off of the remaining unamortized note discount and deferred debt issue costs on extinguishment. In order to obtain the April Purchasers’ consent to issue the December Notes, and to effect the exchange, the Company issued to each of the April Purchasers additional December Notes with a face value of $500,000. On December 8, 2015, the total outstanding principal amount of these convertible notes was $2,134,850. On December 28, 2015, the note holders accelerated installment repayments in an aggregate amount of $350,000 which the Company satisfied by an issuance of common stock as a result of a waiver by the holders which allowed the Company to issue common stock below $0.25 per share. As a result of this repayment, the outstanding amount of the convertible notes held by the April Purchasers was $1,784,850 on December 31, 2015.

The total face amount of the December Notes outstanding on December 8, 2015 was $3,644,850.

On December 8, 2015 the Company recorded a debt discount of $1,719,700 and a derivative liability of $912,330.

At December 31, 2015, the balance on the December Notes outstanding was $3,294,850.

The debt discount is attributable to the value of the separately accounted for conversion feature and common stock issued in connection with the sale of the December Notes. The embedded conversion feature derivatives relate to the conversion option, the installment payments and the accelerated installment option of the December Notes. The embedded derivatives were evaluated under FASB ASC Topic 815-15, were bifurcated from the debt host, and were classified as liabilities in the consolidated balance sheet. The debt discount is amortized using the effective interest method over the term of the December Notes. During the six ended June 30, 2016, the Company recorded $409,450 of debt discount amortization all of which was related to the December Notes.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Convertible Notes Payable (Continued)

On February 12, 2016, in exchange for the consents given to the Company by the December Purchasers and the April Purchasers to allow for the issuance of shares in connection with the WVH Transaction (described below), the December Notes were amended to a fixed conversion price of $0.235. As a result of the modification, the Company fair valued the conversion option up to the date of modification and re-classified the remaining conversion feature liability of $1,702,400 as of the date of modification to additional paid-in-capital.

During the three months ended March 31, 2016, the holders of the December Notes accelerated $2,456,679 in installments and $253,028 of interest in exchange for 12,288,279 shares of common stock. During the three months ended June 30, 2016, the holders of the December Notes converted $325,000 of the convertible notes and $26,000 of interest in exchange for 1,493,618 shares of common stock. At June 30, 2016, the outstanding balance on the December Notes was $515,731. As it relates to the accelerated installments, the Company incurred a loss on extinguishment of debt of $272,749. The loss on extinguishment of debt was equivalent to the excess fair value of the common stock issued to the holders of the December Notes as compared to the net carrying value of the convertible debt. The fair value of the common stock issued in payment of interest exceeded the amount of interest owed by $34,628. This amount is included as part of interest expense on the condensed consolidated statement of operations.

April 2015 Private Placement

On April 24, 2015, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with a group of accredited investors (the “April Purchasers”) pursuant to which the Company sold to such purchasers an aggregate of $1,575,000 principal amount of secured convertible notes (the “April Convertible Notes”), Class A Common Stock Purchase Warrants (the “Class A Warrant” and each a (“Class A Warrants”, and each a “Class A Warrant”) to purchase up to 468,749 shares of the Company’s common stock, and Class B Common Stock Purchase Warrants (the “Class B Warrants”, and each a “Class B Warrant”; the Class A Warrants and the Class B Warrants, collectively, the “April Warrants”) to purchase up to 468,749 shares of the Company’s common stock. The Convertible Notes bear interest at 6% per annum and are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.52 per share. The April Warrants are exercisable beginning on October 24, 2015 through October 24, 2020. The Class A Warrants have an initial exercise price equal to $3.02 per share and the Class B Warrants have an initial exercise price equal to $5.00 per share. The Company received cash proceeds of $1,481,500 from the issuance of the Convertible Notes after deducting debt issuance costs of $93,500.

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

As described above, the April Purchasers exchanged the April Convertible Notes into the convertible notes that were issued on December 8, 2015. Additionally, as part of the modifications described above the security interests set forth in the April Security Agreement were terminated.

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

The conversion features embedded within the December Notes did not have fixed settlement provisions on the date they were initially issued because the conversion price could be lowered if certain provisions included in the December Notes occur before conversion.

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

The risk-free interest rate was based on rates established by the Federal Reserve. Since the Company’s stock has not been publicly traded for a sufficiently long enough period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The expected life of the conversion feature was determined by the maturity date of the Note  and the expected life of the various warrants was determined by their expiration dates. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future.

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
June 30, 2016
Beginning liability balance	$420,360
Loss on Change in fair value of derivative liabilities	2,299,020
Gain on derivative liabilities resulting from accelerated amortizations	(1,016,980)
Adjustment to additional paid-in capital upon modification	(1,702,400)
Ending balance	$–

Note 6 – Strategic Agreements with world ventures holdings

On December 31, 2015, we entered into a Master Product Development Agreement (the “Development Agreement”) with WorldVentures Holdings, LLC (“WVH”). The Development Agreement commenced on December 31, 2015, and has an initial term of two (2) years (the “Initial Term”). Thereafter, the Development Agreement will automatically renew for additional successive one (1) year terms (each a “Renewal Term”) unless and until WVH provides written notice of non-renewal at least thirty (30) days prior to the end of the Initial Term or the then-current Renewal Term. Each Renewal Term will commence immediately on expiration of the Initial Term or preceding Renewal Term. The Development Agreement may also be terminated earlier pursuant to certain conditions.

In connection with the Development Agreement, on December 31, 2015, the Company entered into a securities purchase agreement (the “WVH Purchase Agreement”) with WVH providing for the issuance and sale by the Company of 10,050,000 shares (the “WVH Shares”) of Common Stock and a common stock purchase warrant (the “WVH Warrant”) to purchase 2,512,500 shares (the “WVH Warrant Shares”) of Common Stock, for an aggregate purchase price of $2,000,000. The WVH Warrant is initially exercisable on May 31, 2016, at an exercise price equal to $0.75 per share and has a term of exercise equal to two (2) years and seven (7) months from the date on which first exercisable. On April 28, 2016, the exercise price of the WVH Warrant was modified to $0.40.

Pursuant to the Development Agreement, WVH retained the Company to design, develop and manufacture a series of Proprietary Products (as defined in the Development Agreement) for distribution through WVH’s network of sales representatives, members, consumers, employees, contractors or affiliates. In conjunction with the Development Agreement, the Company and WVH contractually agreed to dedicate $1,500,000 of the $2,000,000 in total proceeds received by the Company from the WVH Purchase Agreement to the development and manufacture of the product for WVH. In addition, the $1,500,000 is restricted and the Company is required to obtain prior approval from WVH on a monthly basis in order to fund the estimated expenditures needed for the development of the product for WVH from the $1,500,000. Accordingly, the $1,500,000 was included in the restricted cash balance on the accompanying condensed consolidated Balance Sheet at December 31, 2015. As of June 30, 2016, the Company’s restricted cash balance did not include any remaining restricted cash from the WVH transaction on December 31, 2015. During the six months ended June 30, 2016, the Company used the entire $1,500,000 in restricted cash received from WVH on December 31, 2015 for the design and development of products specifically for WVH. During the second quarter of 2016, the Company received a deposit of $1,246,449 from WVH against an initial purchase order of $2,500,000. This deposit from WVH is included in the line labeled customer deposits on the Company’s condensed consolidated balance sheet at June 30, 2016.

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

On various dates during the twelve months ended December 31, 2014, the Company received gross proceeds of $1,500,000 in connection with the exercise of 500,000 January Warrants into 500,000 shares of common stock at an exercise price of $3.00 per share, net of $30,000 paid upon the exercise of the January Warrants issued in the January Offering per the terms of the placement agent agreement. Upon exercise, pursuant to the January Purchase Agreement, the Founders cancelled a certain number of shares  of common stock in accordance with the January Purchase Agreement.

On September 10, 2014, the exercise price of the January Warrants was amended to $2.00.

Effective March 5, 2015, the January Purchasers holding a majority of the securities offered in the January 2014 offering waived a provision that required the Founders to surrender shares of common stock proportional to the number of January Warrants exercised. To date, these Founders have retired 697,054 shares of common stock which will remain in treasury.

On April 23, 2015, the Company entered into a waiver and termination of certain rights agreement (the “Waiver Agreement”) whereby the majority holders of shares of common stock and January Warrants in the January Offering agreed to terminate certain provisions in the January Purchase Agreement for an aggregate of 250,000 shares of common stock, including, without limitation, the cancellation of corresponding shares by the Founders. The fair value of the 250,000 shares of common stock issued on April 23, 2015 was $655,000 and was recorded as inducement expense by the Company.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Stockholders’ Equity (Continued)

June 2014 Private Placement

From June 12, 2014 to June 17, 2014, the Company conducted a private offering with a group of accredited investors (the “June Purchasers”) who had previously participated in the January Offering that occurred between December 30, 2013 and January 13, 2014. Pursuant to a securities purchase agreement with the June Purchasers, the Company issued to the June Purchasers warrants (the “June Warrants”) to purchase an aggregate of 400,000 shares (the “June Shares”) of the Company’s common stock at an exercise price of $3.00 per share. On September 10, 2014, the exercise price of the June Warrants was amended to $2.00. The June Warrants are exercisable for a period of five (5) years from the original issue date. The exercise price for the June Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

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

The Company determined that the effect of the issuance of the June Warrants and the August Warrants was to induce the January Purchasers to exercise the January Warrants previously issued to them in the January Offering. As a result, the Company recorded inducement expense of $1,262,068 during the year ended December 31, 2014.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Stockholders’ Equity (Continued)

In connection with the underwritten public offering of the Company’s common stock and warrants on September 15, 2014, the Company was required to obtain a waiver and consent from the January Purchasers in the January Offering in order to conduct the public offering at a price of $2.75 per share and warrant. As a result, on September 10, 2014, the Company issued the majority January Purchasers 261,131 unregistered shares of common stock and reduced the exercise price on the outstanding January Warrants, June Warrants, and August Warrants from $3.00 to $2.00 per share of common stock for all of the January Purchasers.  During the year ended December 31, 2014, the Company recorded and additional inducement expense of $718,110 and $232,360 related to the issuance of unregistered shares of common stock to the majority investors and the modification of the warrant exercise price, respectively.

April 2015 Private Placement

On April 24, 2015, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with a group of accredited investors (the “April Purchasers”) pursuant to which the Company sold to such purchasers an aggregate of $1,575,000 principal amount of secured convertible notes (the “Convertible Notes”), Class A Common Stock Purchase Warrants (the “Class A Warrant” and each a “Class A Warrant”)) to purchase up to 468,749 shares of the Company’s common stock, and Class B Common Stock Purchase Warrants (the “Class B Warrant”, and each a “Class B Warrants”; the Class A Warrants and the Class B Warrants, collectively, the “April Warrants”) to purchase up to 468,749 shares of the Company’s common stock. The Convertible Notes bear interest at 6% per annum and are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.52 per share. The April Warrants are exercisable beginning six (6) months after issuance through the fifth (5th) anniversary of such initial exercisability date. The Class A Warrants have an initial exercise price equal to $3.02 per share and the Class B Warrants have an initial exercise price equal to $5.00 per share. The Company received cash proceeds of $1,481,500 from the issuance of the Convertible Notes after deducting debt issuance costs of $93,500.

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

As described below, the April purchaser exchanged the April Convertible Notes into convertible notes that were identical to the convertible notes that were issued on December 8, 2015. Additionally, as part of the modifications described above the security interests set forth in the April Security Agreement were terminated.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Stockholders’ Equity (Continued)

July 2015 Private Placement

On July 27, 2015, the Company entered into a securities purchase agreement with accredited investors (the “July Purchasers”) pursuant to which the Company sold an aggregate of $222,222 in principal amount of the 8% Original Issue Discount Convertible Notes (the “8% Convertible Notes”) for an aggregate purchase price of $200,000. The Company received net proceeds of $200,000 from the sale of the 8% Convertible Notes.

The 8% Convertible Notes had a maturity date of September 11, 2015 (the “Maturity Date”), less any amounts converted or redeemed prior to the Maturity Date. The 8% Convertible Notes beared interest at a rate of 8% per annum, subject to increase to the lesser of 24% per annum or the maximum rate permitted under applicable law upon the occurrence of certain events of default.

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

In connection with the sale of the Registered Shares, the Company also entered into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”) with the August 2015 Purchasers providing for the issuance and sale by the Company of warrants to purchase 860,716 shares of the Company’s common stock at a purchase price of $0.0000001 per warrant (the “August 2015 Warrants”).  Each August 2015 Warrant shall be initially exercisable on February 4, 2016 an exercise price equal to $2.35 per share and have a term of exercise equal to five (5) years from the date on which first exercisable.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Stockholders’ Equity (Continued)

April 2016 Offering

On April 11, 2016, the Company closed a registered offering (the “April 2016 Offering”) of shares of its Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The Company sold 2,500,000 shares of Series A Preferred Stock at a price of $1.00 per share, and received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $2,500,000. Holders of the Series A Preferred stock shall be entitled to receive from the first date of issuance of the Series A Preferred Stock cumulative dividends at a rate of 25% Per annum on a compounded basis, which dividend amount shall be guaranteed. Accrued and unpaid dividends shall be at the Company’s option, in cash, shares of common stock, or additional share of Series A Preferred Stock.

Interest Purchase Agreement

On May 17, 2016, the Company entered into an Interest Purchase Agreement (the "Interest Purchase Agreement") with LogicMark, LLC ("LogicMark") and the holders of all of the membership interests (the "Interests") of LogicMark (the "Sellers"), pursuant to which the Company will acquire all of the Interests from the Sellers (the "Transaction"). The Company issued the equivalent of $300,000 in shares of common stock to the Sellers of LogicMark to extend the exclusivity period to June 30, 2016.

Additionally, upon signing the Interest Purchase Agreement the Company issued warrants (the "Warrants") to the Sellers to acquire an aggregate of up to $600,000 of shares (1,574,803 shares) of the Company's common stock for no additional consideration. The Warrants were originally only exercisable if the Transaction did not close by June 30, 2016. Pursuant to an amendment entered into as of July 7, 2016, the Warrants are now exercisable as of July 22, 2016.

The offset to the issuances of common stock and warrants to the Sellers of LogicMark totaling $900,000 is reflected as other long-term assets on the Company’s condensed consolidated balance sheet at June 30, 2016. On July 25, 2016, the issuances of common stock and warrants to the Sellers of LogicMark totaling $900,000 became part of the overall consideration paid to the Sellers to acquire LogicMark.

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable at June 30, 2016:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding and Exercisable at January 1, 2016	7,615,490	$2.26	3.83	$-
Issued	1,624,803	0.03	-	-
Exercised	(100,000)	0.50	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at June 30, 2016	9,140,293	$1.76	3.81	$-

2013 Long-Term Stock Incentive Plan

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 4,441,159 at January 1, 2016. During the six and three months ended June 30, 2016, the Company issued 206,157 and 128,571 shares, respectively of common stock under the plan to three non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors for the six and three months ended June 30, 2016 was $90,000 and $45,000, respectively. On November 18, 2014 the Company granted 150,000 restricted shares of common stock with an aggregate fair value of $315,000 to one non-executive employee. The vesting period for these restricted shares of common stock is thirty-six months. During the six months ended June 30, 2016, the Company expensed $52,500 related to these restricted stock awards. During the six months ended June 30, 2015, the Company issued 34,242 restricted shares of common stock under the plan to three non-executive directors with an aggregate fair value $90,000. At June 30, 2016, a total of 1,528,500 shares of common stock have been issued from the Plan and 2,912,659 are available to be issued.

During the six and three months ended June 30, 2016, the Company accrued $300,000 and $150,000, respectively of discretionary management and employee bonus expense.

During the six months ended June 30, 2016, the Company issued 355,260 shares of common stock with a fair value of $158,100 to non-employees for services rendered.

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

Commitments

On September 12, 2014, the Company entered into a lease agreement for office space in Oxford, Connecticut. The term of the lease is for two (2) years with a monthly rent of $2,300 in the first year, increasing to $2,450 per month in the second year. On October 3, 2014, the Company entered into a lease agreement for customer service and warehouse space in Melbourne, Florida. The lease term commenced on January 1, 2015. The term of the lease is for three (3) years with a monthly rent amount of $6,395 which includes the base rent, an escrow for taxes and insurance, common area maintenance charges and applicable sale tax. The Company incurred rent expense of $64,879 and $63,982 for the six months ended June 30, 2016 and June 30, 2015, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2016 (remaining)	$57,215
2017	87,459
Total future lease obligations	$144,674

Note 9 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued.

On July 1, 2016, the Company issued 45,000 shares of its common stock for the payment of services with a grant date fair market value of $17,100.

On July 8, 2016, a purchaser of the December Notes converted $67,500 of principal and accrued interest into 287,235 shares of common stock.

On July 8, 2016, a purchaser of the December Notes converted $190,731 of principal into 811,621 shares of common stock.

On July 14, 2016, a purchaser of the December Notes converted $67,500 of principal and accrued interest into 287,235 shares of common stock.

On July 15, 2016, a purchaser of the December Notes converted $200,000 of principal into 851,064 shares of common stock.

On July 15, 2016, a purchaser of the Series A Preferred Stock converted $403,383 of Series A Preferred Stock into 672,305 shares of common stock.

On July 18, 2016, a purchaser of the Series A Preferred Stock converted $71,429 of Series A Preferred Stock into 119,048 shares of common stock.

Note 9 - Subsequent Events (Continued)

On July 25, 2016, we completed an acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “Logicmark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”).  Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of Logicmark from the Logicmark Sellers for (i) $17.5 million in cash consideration (ii) $2.5 million in a secured promissory note (the “Logicmark Note”) issued to Logicmark Investment Partners, LLC, as representative of the Logicmark Sellers (the “Logicmark Representative”)  (iii) 787,402 shares of common stock, which were issued upon signing of the Interest Purchase Agreement (the “Logicmark Shares”), and (iv) warrants (the “Logicmark Warrants,” and together with the WVH Warrant, the “Warrants”) to purchase an aggregate of 1,574,803 shares of common stock  (the “Logicmark Warrant Shares”) for no additional consideration. In addition, we may be required to pay the Logicmark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark meets certain gross profit targets set forth in the Interest Purchase Agreement. The Logicmark Note matures on September 23, 2016 and accrues interest at a rate of 15% per annum.  The Logicmark Warrants expire on the fifth (5th) anniversary of the issuance date.

On July 25, 2016, the Company and a group of lenders, including ExWorks Capital Fund I, L.P. as agent for the lenders (collectively, the “Lenders”), entered into a Loan and Security Agreement (the “Loan Agreement”), whereby the Lenders extended a revolving loan (the “Revolving Loan”) to the Company in the principal amount of $15,000,000 (the “Debt Financing”). The maturity date of the Revolving Loan is July 25, 2017, and upon certain terms and conditions may be extended to July 25, 2019. The Revolving Loan bears interest at a rate of 15% per annum. The Revolving Loan must be prepaid upon certain events. The proceeds received by the Company from the Revolving Loan were used to fund, in part, the acquisition of LogicMark.

The Loan Agreement contains customary covenants, including a covenant that the Company shall not permit the ratio of (a) EBITDA for each of the following periods, minus unfinanced capital expenditures, to (b) fixed charges for such periods to be less than the following ratios for such periods: 1) the six-month period ended December 31, 2016, 1.15:1.00, 2) the nine-month period ended March 31, 2017, 1.15:1.00,and 3) the twelve-month period ended June 30, 2017, and the twelve-month period ended on each September 30, December 31, March 31 and June 30 thereafter, 1.15:1.00.

On July 25, 2016, the Company issued 319,148 shares of common stock to a consulting firm as a finder’s fee related to the acquisition of LogicMark. The fair value of the common stock on the date of issuance was $150,000.

On July 25, 2016, the Company closed a private placement (the “July 2016 Offering”) of shares of its Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) and warrants (the “July 2016 Warrants”) to purchase 5,625,000 shares of the Company’s common stock. The Company sold 4,500,000 shares of Series B Preferred Stock at a price of $1.00 per share, and received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $4,500,000. The conversion price of the Series B Preferred Stock is $0.40. The July 2061 Warrants will be exercisable beginning on January 25, 2017, and will be exercisable for a period of five (5) years. The exercise price with respect to the July 2016 Warrants is $0.75 per share. Aegis Capital Corp. acted as the placement agent for the offering. The net proceeds received from the issuance of the Series B Preferred Stock were used to fund, in part, the acquisition of LogicMark.

On July 27, 2016, a purchaser of the Series A Preferred Stock converted $150,000 of Series A Preferred Stock into 375,000 shares of common stock.

On August 1, 2016, purchasers of the Series A Preferred Stock converted $98,215 of Series A Preferred Stock into 291,589 shares of common stock.

On August 4, 2016, a purchaser of the Series A Preferred Stock converted $35,714 of Series A Preferred Stock into 106,980 shares of common stock.

On August 8, 2016, a purchaser of the Series A Preferred Stock converted $40,000 of Series A Preferred Stock into 100,000 shares of common stock.

On August 10, 2016, purchasers of the Series A Preferred Stock converted $190,000 of Series A Preferred Stock into 475,000 shares of common stock.

On August 15, 2016, purchasers of the Series A Preferred Stock converted $98,215 of Series A Preferred Stock into 294,198 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the six and three months ended June 30, 2016 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

We are an emerging growth technology company that is focused on products, solutions, and services for security on mobile devices. Our core technologies consist of those that support digital payments, biometric identification, encryption, sensors, and miniaturization. We have three distinct lines of business that we are currently pursuing, which are in various stages of development: mobile commerce (“m-commerce”), primarily through the application of secure digital payment technologies, biometric access control applications, and Department of Defense contracting. Our initial efforts have primarily focused on the development of our secure products for the growing m-commerce market, most immediately, a secure mobile electronic smart wallet, the Wocket®. The Wocket® is a smart wallet, the next evolution in smart devices following the smartphone and smartwatch, designed to protect your identity and replace all the cards in your wallet, with no smart phone required. The Wocket® works almost everywhere credit cards are accepted. We are also developing a smartcard that functions in a similar manner to the Wocket® and have a distribution agreement with an international direct selling company to distribute that product. Our biometric access control applications and defense contracting opportunities are still in their emerging growth stages.

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

We have incurred net losses since our inception. In order to execute our long-term strategic plan to develop and commercialize our core products we will need to raise additional funds through public or private equity offerings, debt financings, or other means. We can give no assurance that the cash raised subsequent to June 30, 2016 or any additional funds raised will be sufficient to execute our business plan. These conditions raise substantial doubt about our ability to continue as a going concern. We can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

We commenced shipping of the Wocket® at the end of the second quarter of 2015, primarily to tech savvy consumers. The implementation of the EMV chip point of sale (“POS”) terminals in the United States has limited the number of POS systems that the Wocket® works at, so we have postponed the full launch of the product in the United States until we are able to implement Near Field Communication (“NFC”) technology on the Wocket® as well as our dynamic magnetic stripe technology. NFC is a similar technology to ApplePay and GooglePay and works at many EMV enabled POS Terminals. We are also pursuing the sale of the Wocket® in certain overseas markets that have not implemented chip cards and where the Wocket® works extremely well. We intend to re-launch Wocket® in the United States once NFC is operational. Current wocket inventory is hardware enabled for this purpose and we are finalizing the software arrangements with banks and major payment companies to implement this technology. We anticipate re-introducing the Wocket® in the United States with NFC capability in the fourth quarter of 2016 and will accelerate efforts to export the product to suitable overseas markets.

Results of Operations

Comparison of six and three months ended June 30, 2016 and June 30, 2015

Revenue. Our revenues for the six and three months ended June 30, 2016 were $80,795 and $38,493, respectively. Our revenues for the six and three months ended June 30, 2015 were $115,401 and $113,131, respectively. Our revenues for the six and three months ended June 30, 2016 are related to shipments of the Wocket® for new customer orders, whereas our revenues for the six and three months ended June 30, 2015 were all related to the shipments of the Wocket® to our early access pre-order customers. The revenues for the six months ended June 30, 2016 included $19,988 in sales of the Wocket® to a wholesale  customer who resells the Wocket® through its respective distribution channels. The selling price per unit as it relates to wholesale sales was considerably lower than our direct selling price to our individual customers which negatively impacted our gross profit margin. The sale prices to wholesale customers were significantly discounted in order to accelerate product awareness and adoption of the Wocket®.

Cost of Revenue. Our cost of revenue includes our direct product cost to both our individual customers as well as our wholesale customers. During the six and three months ended June 30, 2016, our gross margin on sales to our wholesale customers was considerably lower than the gross margin from sales to our individual customers as discussed above.

Our negative gross margin for the six and three months ended June 30, 2016 was primarily attributable to selling the Wocket® to wholesale customers below cost as well as incurring a scrap expense of $19,013 relating primarily to low early stage production yield. We expect that our future selling price to wholesale customers will continue to be less on a per unit basis as compared to our selling price per unit to our direct customers. Based on the composition of our order intake during the six and three months ended June 30, 2016, we do not believe that any further lower of cost or market adjustment is required.

Operating Expenses. Operating expenses for the six months ended June 30, 2016 totaled $4,575,643 and consisted of research and development expenses of $744,680, selling and marketing expenses of $1,117,549 and general and administrative expenses of $2,713,414. The research and development expenses relate primarily to salaries and consulting services of $391,276, as well as expenses of $185,297 related to the design, development and manufacturing of the Wocket® and the product for WVH. Selling and marketing expenses consisted primarily of salaries and consulting services of $313,269 and advertising and promotional expenses, including trade shows, of $394,297. General and administrative expenses for the six months ended June 30, 2016 consisted of salaries and consulting services of $459,193, accrued management and employee incentives of $300,000, legal, audit and accounting fees of $820,487 and fees incurred of $333,518 related to the acquisition of LogicMark. Also included in general and administrative expenses is $195,272 in non-cash stock compensation to consultants and board members.

For the six months ended June 30, 2015, operating expenses totaled $4,501,386 and consisted of research and development expenses of $1,514,015, selling and marketing expenses of $1,313,266 and general and administrative expenses of $1,674,105. The research and development expenses relate primarily to salaries and consulting services of $722,355, as well as test materials and prototypes necessary for the design, development and manufacturing of the Wocket® of $361,716. Selling and marketing expenses consisted primarily of salaries and consulting services of $301,746 and advertising and promotional expenses, including trade shows of $615,718. General and administrative expenses for the six months ended June 30, 2015 consisted of salaries and consulting services of $444,535, accrued management and employee incentives of $379,250, legal, audit and accounting fees of $147,178 and consulting fees for public relations of $78,425. Also included in general and administrative expenses is $746,223 in non-cash stock compensation to employees, consultants and board members.

Operating expenses for the three months ended June 30, 2016 totaled $2,281,213 and consisted of research and development expenses of $383,356, selling and marketing expenses of $311,031 and general and administrative expenses of $1,586,826. The research and development expenses relate primarily to salaries and consulting services of $189,456, as well as expenses of $114,321 related to the design, development and manufacturing of the Wocket® and the product for WVH. Selling and marketing expenses consisted primarily of salaries and consulting services of $160,400. General and administrative expenses for the three months ended June 30, 2016 consisted of salaries and consulting services of $183,740, accrued management and employee incentives of $150,000, legal, audit and accounting fees of $482,254 and fees incurred of $333,518 related to the acquisition of LogicMark. Also included in general and administrative expenses is $104,672 in non-cash stock compensation to consultants and board members.

For the three months ended June 30, 2015, operating expenses totaled $2,453,654 and consisted of research and development expenses of $940,760, selling and marketing expenses of $655,232 and general and administrative expenses of $857,662. The research and development expenses relate primarily to salaries and consulting services of $379,115, as well as test materials and prototypes necessary for the design, development and manufacturing of the Wocket® of $267,095. Selling and marketing expenses consisted primarily of salaries and consulting services of $139,475 and advertising and promotional expenses, including trade shows of $281,492. General and administrative expenses for the three months ended June 30, 2015, consisted of salaries and consulting services of $233,378, accrued management and employee incentives of $189,625, legal, audit and accounting fees of $83,127 and consulting fees for public relations of $44,075. Also included in general and administrative expenses is $482,870 in non-cash stock compensation to employees, consultants and board members.

Our expenditures for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 remained relatively flat at approximately $4,500,000. Our research and development expenses relating to the development of the Company’s biometric wallet, as well as our advertising and promotional expenses, decreased in 2016 versus 2015. These reductions in expenses were offset by higher legal, audit and accounting fees and expenses incurred related to the acquisition of LogicMark.

Net Loss. The net loss for the six months ended June 30, 2016 was $7,921,272 and resulted in part from the operational expenses incurred during the six months ended June 30, 2016. In addition, the net loss was attributable to interest expense incurred of $715,509, unfavorable changes in fair value of derivative liabilities of $2,299,020 and a loss on extinguishment of debt of $272,749 resulting from the accelerated installment payments made during the six months ended June 30, 2016. The net loss for the six months ended June 30, 2015 was $5,497,102, and resulted primarily from $4,501,386 of operational expenses incurred during the six months ended June 30, 2015. Also during the six months ended June 30, 2015, the Company incurred inducement expense of $655,000 related to the Waiver Agreement that was entered into on April 23, 2015, and interest expense of $320,800 resulting from the amortization of both the convertible note discount and the deferred debt issuance costs stemming from the issuance of the convertible notes on April 24, 2015.

Liquidity and Capital Resources

We have incurred an operating loss and a net loss of $4,634,017 and $7,921,272, respectively, for the six months ended June 30, 2016.

Cash and Working Capital. As of June 30, 2016, the Company had cash and stockholders’ equity of $977,509 and $1,651,042, respectively. At June 30, 2016, the Company had working capital of $459,552. During the six months ended June 30, 2016, the Company received proceeds of $50,000 in connection with the exercise of 100,000 warrants into 100,000 shares of common stock at an exercise price of $0.50 per share and $2,269,775 in net proceeds from the issuance of Series A Preferred Stock.

Cash Used in Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the six months ended June 30, 2016, net cash used in operating activities totaled $3,175,262, which was comprised of a net loss of $7,921,272, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $3,715,882, and changes in operating assets and liabilities of positive $1,030,128, as compared to net cash used in operating activities of $3,933,872 for the six months ended June 30, 2015, which was comprised of a net loss of $5,497,102, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $1,781,963, and changes in operating assets and liabilities of negative $218,733.

Cash Used in Investing Activities. During the six months ended June 30, 2016, net cash provided by investing activities amounted to $1,457,026 and was related to changes in restricted cash of $1,495,449 which is primarily attributable to the cash proceeds received as a result of the transaction with WVH offset in part by purchases of tooling of $38,423. During the six months ended June 30, 2015, net cash used in investing activities totaled $224,901 and was related to the purchases of equipment and tooling of $239,265 and favorable changes in restricted cash of $14,364.

Cash Provided by Financing Activities. During the six months ended June 30, 2016, the Company received net proceeds of $2,269,775 from the issuance of Series A Preferred Stock. In addition, the Company received proceeds of $50,000 in connection with the exercise of 100,000 warrants into 100,000 shares of common stock. During the six months ended June 30, 2015, the Company received proceeds of $650,000 in connection with the exercise of 325,000 warrants into 325,000 shares of common stock. In addition, the Company received $1,481,500 in net proceeds from the issuance of Convertible Notes on April 24, 2015, and we paid $20,347 for fees related to future equity offerings.

Sources of Liquidity. We are an early stage company and have generated losses from operations since inception.  We incurred a net loss of $7,921,272 during the six months ended June 30, 2016, which included an aggregate $4,746,010 of adjustments to reconcile the Company’s net loss to net cash used in operating activities. As of June 30, 2016, the Company had working capital and stockholders’ equity of $459,552 and $1,651,042, respectively.

In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to June 30, 2016, or any additional funds raised, will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent Events

On July 25, 2016, we completed an acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “Logicmark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”).  Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of Logicmark from the Logicmark Sellers for (i) $17.5 million in cash consideration (ii) $2.5 million in a secured promissory note (the “Logicmark Note”) issued to Logicmark Investment Partners, LLC, as representative of the Logicmark Sellers (the “Logicmark Representative”)  (iii) 787,402 shares of common stock, which were issued upon signing of the Interest Purchase Agreement (the “Logicmark Shares”), and (iv) warrants (the “Logicmark Warrants,” and together with the WVH Warrant, the “Warrants”) to purchase an aggregate of 1,574,803 shares of common stock  (the “Logicmark Warrant Shares”) for no additional consideration. In addition, we may be required to pay the Logicmark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark meets certain gross profit targets set forth in the Interest Purchase Agreement. The Logicmark Note matures on September 23, 2016 and accrues interest at a rate of 15% per annum.  The Logicmark Warrants expire on the fifth (5th) anniversary of the issuance date.

On July 25, 2016, the Company and a group of lenders, including ExWorks Capital Fund I, L.P. as agent for the lenders (collectively, the “Lenders”), entered into a Loan and Security Agreement (the “Loan Agreement”), whereby the Lenders extended a revolving loan (the “Revolving Loan”) to the Company in the principal amount of $15,000,000 (the “Debt Financing”). The maturity date of the Revolving Loan is July 25, 2017, and upon certain terms and conditions may be extended to July 25, 2019. The Revolving Loan bears interest at a rate of 15% per annum. The Revolving Loan must be prepaid upon certain events.

The Loan Agreement contains customary covenants, including a covenant that the Company shall not permit the ratio of (a) EBITDA for each of the following periods, minus unfinanced capital expenditures, to (b) fixed charges for such periods to be less than the following ratios for such periods: 1) the six-month period ended December 31, 2016, 1.15:1.00, 2) the nine-month period ended March 31, 2017, 1.15:1.00,and 3) the twelve-month period ended June 30, 2017, and the twelve-month period ended on each September 30, December 31, March 31 and June 30 thereafter, 1.15:1.00.

On July 25, 2016, the Company closed a private placement (the “July 2016 Offering”) of shares of its Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) and warrants (the “July 2016 Warrants”) to purchase 5,625,000 shares of the Company’s common stock. The Company sold 4,500,000 shares of Series B Preferred Stock at a price of $1.00 per share, and received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $4,500,000. The conversion price of the Series B Preferred Stock is $0.40. The July 2061 Warrants will be exercisable beginning on January 25, 2017, and will be exercisable for a period of five (5) years. The exercise price with respect to the July 2016 Warrants is $0.75 per share. Aegis Capital Corp. acted as the placement agent for the offering.

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

Recent Accounting Pronouncements

In May 2016, the FASB issued ASU No. 2016-12 ("ASU 2016-12"), "Revenue from Contracts with Customers (Topic 606): Narrow- Scope Improvements and Practical Expedients." ASU 2016-12 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration. The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective, the amendments in this update affect narrow aspects of Topic 606 including among others: assessing collectability criterion, noncash consideration, and presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating the effect that ASU 2016-12 will have on the Company's financial position and results of operations.

In April 2016, the FASB issued ASU No. 2016-10 (“ASU 2016-10”), “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." ASU 2016-10 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration. The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective, the amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating the effect that ASU 2016-10 will have on the Company's financial position and results of operations.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 with early adoption not permitted. The amendments may be applied retrospectively to each period presented or with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating ASU 2014-09. In August 2015 the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (“ASU 2015-04”), which defers the effective date of Update 2014-09 until annual reporting periods begin after December 15, 2017.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), amending FASB Accounting Standards Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company has adopted ASU 2014-15 and has made the required disclosures in Note 2.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2016. As discussed below, based on this evaluation, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of June 30, 2016 were not effective. As of June 30, 2016, we have identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Nxt-ID, Inc.

Date: August 19, 2016	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 19, 2016	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.