Form 10-Q
period 2016-09-30
Nxt-ID, Inc.
filed 2016-11-14
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

As of November 11, 2016, there were 7,037,807 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets

Current Assets
Cash	$1,583,458	$418,991
Restricted cash	40,288	1,534,953
Accounts receivable	869,850	-
Inventory	4,747,099	1,767,942
Prepaid expenses and other current assets	1,215,229	1,039,405
Total Current Assets	8,455,924	4,761,291

Property and equipment, net of accumulated depreciation of $387,898 and $196,353, respectively	448,582	373,214
Goodwill	16,033,429	-
Other intangible assets, net of amortization of $136,232 and $0, respectively	8,177,780	-

Total Assets	$33,115,715	$5,134,505

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$2,149,137	$1,333,137
Accrued expenses	2,033,350	641,438
Customer deposits	2,679,310	8,729
Short-term debt	2,250,000	-
Convertible notes payable, net of discount of $0 and $1,445,342, respectively	-	1,849,508
Derivative liability conversion feature	-	420,360
Other current liabilities - contingent consideration	1,500,000	-
Total Current Liabilities	10,611,797	4,253,172

Other long-term liabilities - contingent consideration	5,000,000	-
Revolving loan facility, net of deferred debt issuance cost of $1,098,750	13,901,250	-
Total Liabilities	29,513,047	4,253,172

Commitment and Contingencies (Note 8)

Stockholders’ Equity
Preferred Stock, $0.0001 par value: 10,000,000 shares authorized
Series A preferred stock, $0.0001 par value: 3,125,000 shares designated; 943,295 and 0 issued and outstanding (aggregate liquidation preferences of $1,444,837 and $0) as of September 30, 2016 and December 31, 2015, respectively	856,426	-
Series B preferred stock, $0.0001 par value: 4,500,000 shares designated; 4,500,000 and 0 issued and outstanding (aggregate liquidation preferences of $5,625,000 and $0) as of September 30, 2016 and December 31, 2015, respectively	4,090,000	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 6,842,950 and 4,441,159 issued and outstanding, respectively	684	444
Additional paid-in capital	31,512,655	22,787,762
Accumulated deficit	(32,857,097)	(21,906,873)

Total Stockholders’ Equity	3,602,668	881,333

Total Liabilities and Stockholders’ Equity	$33,115,715	$5,134,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

Revenues	$3,174,151	$533,529
Cost of goods sold	1,886,802	701,460

Gross Profit (Loss)	1,287,349	(167,931)

Operating Expenses
General and administrative	4,659,647	2,826,723
Selling and marketing	1,910,030	2,284,253
Research and development	824,888	2,246,421

Total Operating Expenses	7,394,565	7,357,397

Operating Loss	(6,107,216)	(7,525,328)

Other Income and (Expense)
Interest income	23	695
Interest expense	(1,684,959)	(760,782)
Inducement expense	-	(755,000)
Change in fair value of derivative liabilities	(2,299,020)	-
Loss on extinguishment of debt	(272,749)	-
Total Other Expense, Net	(4,256,705)	(1,515,087)

Loss before income taxes	(10,363,921)	(9,040,415)
Provision for income taxes	(5,000)	-

Net Loss	(10,368,921)	(9,040,415)
Preferred stock dividend	(581,303)	-

Net Loss applicable to Common Stockholders	$(10,950,224)	$(9,040,415)

Net Loss Per Share – Basic and Diluted applicable to Common Stockholders	$(1.87)	$(3.50)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	5,841,933	2,579,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30,
	2016	2015

Revenues	$3,093,356	$418,128
Cost of goods sold	1,747,633	565,613

Gross Profit (Loss)	1,345,723	(147,485)

Operating Expenses
General and administrative	1,946,233	1,152,618
Selling and marketing	792,481	970,987
Research and development	80,208	732,406

Total Operating Expenses	2,818,922	2,856,011

Operating Loss	(1,473,199)	(3,003,496)

Other Income and (Expense)
Interest income	-	165
Interest expense	(969,450)	(439,982)
Inducement expense	-	(100,000)
Total Other Expense, Net	(969,450)	(539,817)

Loss before income taxes	(2,442,649)	(3,543,313)
Provision for income taxes	(5,000)	-

Net loss	(2,447,649)	(3,543,313)
Preferred stock dividend	(438,717)	-

Net Loss applicable to Common Stockholders	$(2,886,366)	$(3,543,313)

Net Loss Per Share – Basic and Diluted applicable to Common Stockholders	$(0.44)	$(1.31)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	6,576,004	2,699,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Nxt-ID, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

Cash Flows from Operating Activities
Net Loss	$(10,368,921)	$(9,040,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	191,545	125,550
Stock based compensation	926,676	1,122,801
Amortization of debt discount	515,032	690,411
Amortization of intangible assets	136,232	-
Loss on extinguishment of debt	272,749	-
Amortization of deferred debt issuance costs	282,822	22,413
Non-cash inventory charge	48,405	-
Inducement expense	-	755,000
Change in fair value of derivative liabilities	2,299,020	-
Loss on conversion of convertible note interest	44,628	-
Changes in operating assets and liabilities:
Accounts receivable	(372,375)	(151,466)
Inventory	(461,445)	(1,086,792)
Prepaid expenses and other current assets	(325,338)	618,990
Accounts payable	236,956	276,714
Accrued expenses	887,344	449,190
Customer deposits	2,670,581	(125,339)
Total Adjustments	7,352,832	2,697,472
Net Cash Used in Operating Activities	(3,016,089)	(6,342,943)

Cash Flows from Investing Activities
Restricted cash	1,494,665	(1,956)
Acquisition, net of cash acquired	(17,390,290)	-
Purchase of equipment	(39,073)	(335,040)
Net Cash Used in Investing Activities	(15,934,698)	(336,996)

Cash Flows from Financing Activities
Proceeds received from issuance of Series A preferred stock, net	1,869,775	-
Proceeds received from issuance of Series B preferred stock, net	4,090,000	-
Proceeds received in connection with issuance of common stock and warrants, net	-	2,494,522
Pay down of short-term debt	(250,000)	-
Proceeds received from short-term promissory note	400,000	-
Revolver borrowings, net	14,000,000	-
Proceeds from convertible notes payable, net	-	1,481,500
Fees paid in connection with equity offerings	(44,521)	-
Proceeds from exercise of common stock warrants	50,000	650,000
Net Cash Provided by Financing Activities	20,115,254	4,626,022
Net Increase (Decrease) in Cash	1,164,467	(2,053,917)
Cash – Beginning of Period	418,991	2,201,287
Cash – End of Period	$1,583,458	$147,370

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$237,500	$-
Taxes	$8,764	$1,000
Non-cash financing activities:
Equipment purchases on payment terms	$-	$13,039
Fees incurred in connection with revolving credit facility	$350,000	$-
Accrued fees incurred in connection with equity offerings	$160,467	$191,732
Issuance of common stock in connection with accelerated installments of notes payable	$3,294,850	$-
Issuance of common stock in connection with conversion of interest on convertible notes	$291,588	$-
Reclassification of conversion feature liability in connection with note modification	$1,702,400	$-
Issuance of common stock in connection with conversion of Series A preferred stock	$1,556,706	$-
Accrued Series A preferred dividends	$143,471	$-
Accrued Series B preferred dividends	$209,375	$-
Exchange of short-term promissory note for Series A preferred stock	$400,000	$-
LogicMark Acquisition:
Assets acquired and liabilities assumed:
Current assets, including cash acquired	$3,541,323	$-
Property and equipment	227,840	-
Goodwill and other intangible assets	24,347,441	-
Accounts payable and accrued liabilities	(716,604)	-

Net Assets Acquired	27,400,000	-

Less: cash paid to acquire LogicMark	(17,500,000)	-

Non cash consideration	$9,900,000	$-

Non-cash consideration consisted of:
Note payable issued to sellers	$2,500,000	$-
Common stock and warrants issued to sellers	900,000	-
Earn-out provision	6,500,000	-

Non-cash consideration	$9,900,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization and Principal Business Activity

Nxt-ID, Inc. (“Nxt-ID” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. NXT-ID is a security technology company providing security for finance, assets and healthcare. The Company’s innovative MobileBio® solution mitigates risks associated with mobile computing, m-commerce and smart OS-enabled devices. With extensive experience in biometric identity verification, security, privacy, encryption and data protection, payments, miniaturization and sensor technologies, the Company partners with industry leading companies to provide solutions for modern payment and the Internet of Things applications. The Company’s wholly-owned subsidiary, LogicMark, LLC (“LogicMark”), manufactures and distributes non-monitored and monitored personal emergency response systems sold through the United States Department of Veterans Affairs, healthcare durable medical equipment dealers and distributors and monitored security dealers and distributors.

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

On July 25, 2016, the Company completed the acquisition of LogicMark, pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”).  Pursuant to the Interest Purchase Agreement, the Company acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration (ii) $2.5 million in a secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”)  (iii) 78,740 shares of common stock, which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants,” and together with the WVH Warrant, the “Warrants”) to purchase an aggregate of 157,480 shares of common stock  (the “LogicMark Warrant Shares”) for no additional consideration. In addition, we may be required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark meets certain gross profit targets set forth in the Interest Purchase Agreement. The LogicMark Note originally was to mature on Septmber 23, 2016 but was extended to October 31, 2016. As of October 31, 2016, the Company and the LogicMark Sellers are in the process of arranging payment on the Note. The Note accrues interest at a rate of 15% per annum.  The LogicMark Warrants were all exercised on July 27, 2016.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2016, and for the nine and three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2016 and the condensed consolidated statements of operations for the nine and three months ended September 30, 2016, and September 30, 2015, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016, and September 30, 2015, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the nine and three months ended September 30, 2016, are not necessarily indicative of results to be expected for the year ending December 31, 2016, or for any future interim period. The condensed consolidated balance sheet at December 31, 2015, has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 14, 2016.

Reverse Stock Split

On September 1, 2016, the Company’s board of directors and stockholders approved a resolution to amend the Company’s Certificate of Incorporation and to authorize the Company to effect a reverse split of the Company’s outstanding common stock at a ratio of a 1-for-10 (the “Reverse Split”). On September 9, 2016, the Company effected the Reverse Split. Upon effectiveness of the Reverse Split, every 10 shares of outstanding common stock decreased to one share of common stock. Throughout this report, the Reverse Split was retroactively applied to all periods presented.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Going Concern and Management Plans

The Company is an emerging growth entity and incurred an operating loss of $6,107,216 and a net loss of $10,368,921 during the nine months ended September 30, 2016. As of September 30, 2016, the Company had a working capital deficiency and stockholders’ equity of $2,155,873 and $3,602,668, respectively. In order to execute the Company’s long-term strategic plan to develop and commercialize its core products and fulfill its product development commitments, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means.

During the nine months ended September 30, 2016, the Company raised $2,269,775 in net proceeds from the issuance of the Company Series A Convertible Preferred Stock, $0.0001 par value (the “Series A Preferred Stock”) and $4,090,000 in net proceeds from the issuance of the Company’s Series B Convertible Preferred Stock, $0.0001 par value (the “Series B Preferred Stock”). However, the Company can give no assurance that the cash raised prior to or subsequent to September 30, 2016, or any additional funds raised will be sufficient to execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiaries, 3D-ID and LogicMark. The condensed consolidated financial statements include the results of LogicMark from its acquisition date of July 25, 2016. Intercompany balances and transactions have been eliminated in consolidation.

Restricted Cash

At September 30, 2016 and December 31, 2015, the Company had restricted cash of $40,288 and $1,534,953, respectively. The restricted cash balance at December 31, 2015, included $1,500,000 received on December 31, 2015 as a result of the transaction with WorldVentures Holdings, LLC. At September 30, 2016, the Company had no restricted cash remaining from the transaction with WorldVentures Holdings, LLC. See Note 6 for further information regarding the transaction with WorldVentures Holdings, LLC. Restricted cash also includes amounts held back by the Company’s third party credit card processor for potential customer refunds, claims and disputes.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary Of Significant Accounting Policies (Continued)

Revenue Recognition

The Company, including LogicMark which was acquired on July 25, 2016, recognizes revenue when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. The Company’s Wocket® sales comprise multiple element arrangements including both the Wocket® device itself as well as unspecified future upgrades. The Company offers to all of its end-consumer customers a period of fourteen (14) days post the actual receipt date in which to return their Wocket®. The Company was unable to reliably estimate returns at the time shipments were made during the year ended December 31, 2015, or the nine months ended September 30, 2016, and September 30, 2015, due to lack of return history. Accordingly, the Company has recognized revenue only on those shipments whose fourteen (14) day return period had lapsed. The Company accrues for the estimated costs associated with the one year Wocket® warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience. Warranty expense during the nine months ended September 30, 2016, and September 30, 2015, was not material.

The Company’s revenues for the nine months ended September 30, 2016 included $21,353 in sales of the Wocket® to retail customers who sell the Wocket® through their respective distribution channels. The terms and conditions of these sales provide the retail customers with trade credit terms. In addition, these sales were made to the retailers with no rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects. There were no such sales during the nine months ended September 30, 2015.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of September 30, 2016, inventory was comprised of $2,544,120 in raw materials and $2,202,979 in finished goods on hand. Inventory at December 31, 2015, was comprised of $1,587,653 in raw materials and $180,289 in finished goods on hand. As an emerging growth entity, the Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of September 30, 2016, and December 31, 2015, the Company had prepaid inventory of $912,822 and $49,103, respectively. These prepayments were made primarily for raw materials inventory and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Goodwill

On July 25, 2016, the Company recorded goodwill of $16,033,429 as a result of the LogicMark acquisition. The Company will begin testing goodwill for impairment annually in the third quarter of each year using data as of August 1 of that year. The impairment test consists of two steps; in step one, the carrying value of the reporting unit is compared with its fair value. Step two is applied when the carrying value exceeds the fair value. The amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill.

Other Intangible Assets

The Company’s intangible assets are all related to the LogicMark acquisition and are included in other intangible assets in the Company’s condensed consolidated balance sheet at September 30, 2016. The Company had no intangible assets at December 31, 2015.

At September 30, 2016, the other intangible assets are comprised of patents with a fair value of $4,100,000; trademarks with a fair value of $1,257,721; and customer relationships with a fair value of $2,956,291. The Company will amortize these intangible assets using the straight line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the three and nine months ended September 30, 2016, the Company had amortization expense of $136,232 related to the intangible assets.

 As of September 30, 2016, amortization expense estimated for the remainder of 2016 is approximately $184,313 and for each of the next four fiscal years, 2017 through 2020 the amortization expense will be approximately $731,242 per year.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities realizable from the convertible Series A and Series B Preferred Stock (defined below), and from the exercise of warrants into 1,319,049 shares of common stock as of September 30, 2016, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities realizable from the conversion of convertible notes and related accrued interest and from the exercise of 424,227 warrants as of September 30, 2015, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the ASU 2016-15 and does not believe this ASU will have a material impact on its condensed consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which provides guidance for simplifying the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance will be effective for fiscal years beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The standard requires application on a retrospective basis and represents a change in accounting principle. In addition, in August 2015, Accounting Standards Update 2015-15, Interest - Imputation of Interest (“ASU 2015-15”), was released, which codified guidance pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (“EITF”) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The impact of ASU 2015-03 and ASU 2015-15 on the Company’s financial statements includes a reclassification of deferred debt issuance costs related to the Company’s convertible notes payable to be presented in the consolidated balance sheets as a direct deduction from the carrying amount of those borrowings. The Company adopted this accounting guidance in the first quarter of 2016.

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

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Convertible Notes Payable

December 2015 Private Placement

On December 8, 2015, the Company entered into a securities purchase agreement (the “December Purchase Agreement”) with certain accredited investors (the “December Purchasers”) pursuant to which the Company sold an aggregate of $1,500,000 in principal amount of Senior Secured Convertible Notes (the “December Notes”) for an aggregate purchase price of $1,500,000 (the “December Offering”). The December Notes will mature on December 8, 2016 (the “December Maturity Date”), less any amounts converted or redeemed prior to the December Maturity Date. The December Notes bear interest at a rate of 8% per annum. The December Notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.35 per share, as modified. In case of an Event of Default (as defined in the December Notes), the December Notes are convertible at 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior fifteen (15) trading days, until such Event of Default has been cured. The conversion price is subject to adjustment for stock dividends, stock splits, combinations or similar events. The December Notes are repayable commencing on February 10, 2016 (the “Installment Trigger Date”). The installment payments are to be made on the lst and 15th calendar day of each month. The amount of each installment is the quotient of the original principal amount divided by the number of installment payments between the Installment Trigger Date and the December Maturity Date. The holder of the December Notes may opt to accelerate two (2) installment amounts in an amount up to twice the regular installment amount. The installment payments may be made in cash or in common stock at 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior fifteen (15) trading days at the option of the Company. On March 29, 2016, among other modifications of the December Notes, the conversion price was modified from $5.50 to $2.35 per share. As a result of the modification, the Company fair valued the conversion option up to the date of modification and re-classified the remaining conversion feature liability of $1,702,400 as of the date of modification to additional paid-in capital.

In connection with the sale of the December Notes, the Company also issued to the December Purchasers an aggregate of 90,000 shares of the Company’s common stock in consideration of each investor’s execution and delivery of the December Purchase Agreement (the “Commitment Shares”). The Commitment Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC on April 24, 2015 and declared effective on May 14, 2015 (File No. 333-203637).

As described below, the April Purchasers (defined below) exchanged the April Convertible Notes (defined below) plus accrued but unpaid interest into the convertible notes that were issued on December 8, 2015. As a result, the Company incurred a loss on extinguishment of the April Convertible Notes of $635,986 which resulted primarily from the write off of the remaining unamortized note discount and deferred debt issue costs on extinguishment. In order to obtain the April Purchasers’ consent to issue the December Notes, and to effect the exchange, the Company issued to each of the April Purchasers additional December Notes with a face value of $500,000. On December 8, 2015, the total outstanding principal amount of these convertible notes was $2,134,850. On December 28, 2015, the December Purchasers accelerated installment repayments in an aggregate amount of $350,000 which the Company satisfied by an issuance of common stock as a result of a waiver by the holders which allowed the Company to issue common stock below $2.50 per share. As a result of this repayment, the outstanding amount of the convertible notes held by the April Purchasers was $1,784,850 on December 31, 2015.

The total face amount of the December Notes outstanding on December 8, 2015 was $3,644,850.

On December 8, 2015 the Company recorded a debt discount of $1,719,700 and a derivative liability of $912,330.

At December 31, 2015, the balance on the December Notes outstanding was $3,294,850.

The debt discount is attributable to the value of the separately accounted for conversion feature and common stock issued in connection with the sale of the December Notes. The embedded conversion feature derivatives relate to the conversion option, the installment payments and the accelerated installment option of the December Notes. The embedded derivatives were evaluated under FASB ASC Topic 815-15, were bifurcated from the debt host, and were classified as liabilities in the consolidated balance sheet. The debt discount is amortized using the effective interest method over the term of the December Notes. During the nine ended September 30, 2016, the Company recorded $515,032 of debt discount amortization all of which was related to the December Notes.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Convertible Notes Payable (Continued)

On February 12, 2016, in exchange for the consents given to the Company by the December Purchasers and the April Purchasers to allow for the issuance of shares in connection with the WVH Transaction (described below), the December Notes were amended to a fixed conversion price of $2.35. As a result of the modification, the Company fair valued the conversion option up to the date of modification and re-classified the remaining conversion feature liability of $1,702,400 as of the date of modification to additional paid-in-capital.

During the three months ended March 31, 2016, the holders of the December Notes accelerated $2,456,679 in installments and $253,028 of interest in exchange for 1,228,828 shares of common stock. During the three months ended June 30, 2016, the December Purchasers converted $325,000 of the December Notes and $26,000 of interest in exchange for 1,493,618 shares of common stock. There was no outstanding balance on the December Notes at September 30, 2016. As it relates to the accelerated installments, the Company incurred a loss on extinguishment of debt of $272,749. The loss on extinguishment of debt was equivalent to the excess fair value of the common stock issued to the holders of the December Notes as compared to the net carrying value of the convertible debt. The fair value of the common stock issued in payment of interest exceeded the amount of interest owed by $34,628. This amount is included as part of interest expense on the condensed consolidated statement of operations.

April 2015 Private Placement

On April 24, 2015, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with a group of accredited investors (the “April Purchasers”) pursuant to which the Company sold to such purchasers an aggregate of $1,575,000 principal amount of secured convertible notes (the “April Convertible Notes”), Class A Common Stock Purchase Warrants (the “Class A Warrants” and each a “Class A Warrant”) to purchase up to 46,875 shares of the Company’s common stock, and Class B Common Stock Purchase Warrants (the “Class B Warrants”, and each a “Class B Warrant”; the Class A Warrants and the Class B Warrants, collectively, the “April Warrants”) to purchase up to 46,875 shares of the Company’s common stock. The Convertible Notes bear interest at 6% per annum and are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $25.20 per share. The April Warrants are exercisable beginning on October 24, 2015, through October 24, 2020. The Class A Warrants have an initial exercise price equal to $30.20 per share and the Class B Warrants have an initial exercise price equal to $50.00 per share. The Company received cash proceeds of $1,481,500 from the issuance of the April Convertible Notes after deducting debt issuance costs of $93,500.

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

	January 12, - March 29, 2016	December 31, 2015
Embedded Conversion Feature Liability:
Risk-free interest rate	0.46% - 0.59%	0.62%
Expected volatility	100.0%	100.00%
Expected life (in years)	0.91 - 0.70	0.92
Expected dividend yield	–	–
Face value of convertible notes	$3,209,850-$1,208,850	$3,294,850
Fair value	$–	$420,360

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

Fair Value Measurement

The carrying amounts of cash, inventory, prepaid expenses, accounts payable, accrued liabilities, other current liabilities and other long-term liabilities approximate their fair value due to their short maturities. The Company’s other financial instruments include its convertible notes payable obligations. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Derivative Liabilities (Continued)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Nine Months Ended
September 30, 2016
Beginning liability balance	$420,360
Loss on Change in fair value of derivative liabilities	2,299,020
Gain on derivative liabilities resulting from accelerated amortizations	(1,016,980)
Adjustment to additional paid-in capital upon modification	(1,702,400)
Ending balance	$–

Note 6 – Strategic Agreements with world ventures holdings

On December 31, 2015, the Company entered into a Master Product Development Agreement (the “Development Agreement”) with WorldVentures Holdings, LLC (“WVH”). The Development Agreement commenced on December 31, 2015, and has an initial term of two (2) years (the “Initial Term”). Thereafter, the Development Agreement will automatically renew for additional successive one (1) year terms (each a “Renewal Term”) unless and until WVH provides written notice of non-renewal at least thirty (30) days prior to the end of the Initial Term or the then-current Renewal Term. Each Renewal Term will commence immediately on expiration of the Initial Term or preceding Renewal Term. The Development Agreement may also be terminated earlier pursuant to certain conditions.

In connection with the Development Agreement, on December 31, 2015, the Company entered into a securities purchase agreement (the “WVH Purchase Agreement”) with WVH providing for the issuance and sale by the Company of 1,005,000 shares (the “WVH Shares”) of Common Stock and a common stock purchase warrant (the “WVH Warrant”) to purchase 251,250 shares (the “WVH Warrant Shares”) of Common Stock, for an aggregate purchase price of $2,000,000. The WVH Warrant is initially exercisable on May 31, 2016, at an exercise price equal to $7.50 per share and has a term of exercise equal to two (2) years and seven (7) months from the date on which first exercisable. On April 28, 2016, the exercise price of the WVH Warrant was modified to $4.00.

Pursuant to the Development Agreement, WVH retained the Company to design, develop and manufacture a series of Proprietary Products (as defined in the Development Agreement) for distribution through WVH’s network of sales representatives, members, consumers, employees, contractors or affiliates. In conjunction with the Development Agreement, the Company and WVH contractually agreed to dedicate $1,500,000 of the $2,000,000 in total proceeds received by the Company from the WVH Purchase Agreement to the development and manufacture of the product for WVH. In addition, the $1,500,000 is restricted and the Company is required to obtain prior approval from WVH on a monthly basis in order to fund the estimated expenditures needed for the development of the product for WVH from the $1,500,000. Accordingly, the $1,500,000 was included in the restricted cash balance on the accompanying condensed consolidated Balance Sheet at December 31, 2015. As of September 30, 2016, the Company’s restricted cash balance did not include any remaining restricted cash from the WVH transaction on December 31, 2015. During the nine months ended September 30, 2016, the Company used the entire $1,500,000 in restricted cash received from WVH on December 31, 2015 for the design and development of products specifically for WVH. During the nine months ended September 30, 2016, the Company received deposits totaling $2,679,005 from WVH against initial purchase orders received from WVH. The deposits received from WVH are included in the balance sheet line item labeled customer deposits on the Company’s condensed consolidated balance sheet at September 30, 2016.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Stockholders’ Equity

On January 13, 2014, the Company closed a “best efforts” private offering of $1,000,000 (the “January Offering”) with a group of accredited investors (the “January Purchasers”) and the Company exercised the oversubscription amount allowed in the January Offering of $350,000, for total gross proceeds to the Company of $1,350,000 before deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the January Purchasers (the “January Purchase Agreement”), the Company issued to the January Purchasers (i) 41,539 shares of the Company’s common stock, par value $0.0001 and (ii) warrants (the “January Warrants”) to purchase 135,000 shares (the “Warrant Shares”) of the Company’s common stock at an exercise price of $32.50 per share. In connection with the January Offering, 13,846 units were sold at the end of December 2013 and 27,692 units were sold in January 2014, all at $32.50 per unit. As a result, the Company received aggregate gross proceeds of $450,000 in December 2013 from the issuance of 13,846 shares of common stock and 45,000 January Warrants, and the Company received $900,000 in January 2014 from the issuance of 27,692 shares of common stock and 90,000 January Warrants. Costs incurred associated with the January Offering in December 2013 and January 2014 were $56,820 and $100,006, respectively. In January 2014, the placement agent received 4,154 warrants to purchase 4,154 shares of the Company’s common stock as fees.

Pursuant to the January Purchase Agreement, the Company’s founders who are members of management (the “Founders”) agreed to cancel a corresponding number of shares to those shares issued in the January Offering and place in escrow a corresponding number of shares to be cancelled for each January Warrant Share issued. As a result, the Founders retired 13,846 and 27,692 shares of common stock in December 2013 and January 2014, respectively.

The January Warrants are exercisable for a period of five (5) years from the original issue date. The initial exercise price with respect to the January Warrants was $32.50 per share. On the date of issuance, the January Warrants were recognized as derivative liabilities as they did not have fixed settlement provisions because their exercise prices could be lowered if the Company was to issue securities at a lower price in the future. As a result, the Company recorded $3,450,976 as derivative liability warrants on the condensed consolidated balance sheet on January 13, 2014.

On February 21, 2014, the Company amended the terms of the 139,154 January Warrants issued in the January Offering as compensation to the placement agent to eliminate the anti-dilution provision and to lower the exercise price of the January Warrants from $32.50 to $30.00. As a result of the January Warrant modifications, the Company re-measured the January Warrants’ liability on the modification date and recorded an unrealized gain on derivative liabilities of $448,072 and reclassified the aggregate re-measured value of the January Warrants of $4,514,772 to additional paid-in capital.

On various dates during the twelve months ended December 31, 2014, the Company received gross proceeds of $1,500,000 in connection with the exercise of 50,000 January Warrants into 50,000 shares of common stock at an exercise price of $30.00 per share, net of $30,000 paid upon the exercise of the January Warrants issued in the January Offering per the terms of the placement agent agreement. Upon exercise, pursuant to the January Purchase Agreement, the Founders cancelled a certain number of shares of common stock in accordance with the January Purchase Agreement.

On September 10, 2014, the exercise price of the January Warrants was amended to $20.00.

Effective March 5, 2015, the January Purchasers holding a majority of the securities offered in the January 2014 offering waived a provision that required the Founders to surrender shares of common stock proportional to the number of January Warrants exercised. To date, these Founders have retired 69,705 shares of common stock which will remain in treasury.

On April 23, 2015, the Company entered into a waiver and termination of certain rights agreement (the “Waiver Agreement”) whereby the majority of January Purchasers agreed to terminate certain provisions in the January Purchase Agreement for an aggregate of 25,000 shares of common stock, including, without limitation, the cancellation of corresponding shares by the Founders. The fair value of the 25,000 shares of common stock issued on April 23, 2015, was $655,000 and was recorded as inducement expense by the Company.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Stockholders’ Equity (Continued)

June 2014 Private Placement

From June 12, 2014 to June 17, 2014, the Company conducted a private offering with a group of accredited investors (the “June Purchasers”) who had previously participated in the January Offering that occurred between December 30, 2013, and January 13, 2014. Pursuant to a securities purchase agreement with the June Purchasers, the Company issued to the June Purchasers warrants (the “June Warrants”) to purchase an aggregate of 40,000 shares (the “June Shares”) of the Company’s common stock at an exercise price of $30.00 per share. On September 10, 2014, the exercise price of the June Warrants was amended to $20.00. The June Warrants are exercisable for a period of five (5) years from the original issue date. The exercise price for the June Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

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

On February 23, 2016, the exercise price of the June Warrants was amended to $5.00.

August 2014 Private Placement

On August 21, 2014, pursuant to a securities purchase agreement with two Purchasers (the “August Purchasers”) who had previously participated in the January Offering, the Company issued to the August Purchasers warrants (the “August Warrants”) to purchase an aggregate of 10,000 shares (the “August Shares”) of the Company’s common stock at an exercise price of $30.00 per share. On September 10, 2014, the exercise price of the August Warrants was amended to $20.00.  The August Warrants are exercisable for a period of five (5) years from the original issue date. The exercise price for the August Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers, or other corporate changes and dilutive issuances.

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

September 2014 Public Offering

On September 15, 2014, the Company closed on an underwritten public offering of its common stock and warrants (the “September Public Offering”). The Company offered 212,727 shares of common stock and warrants to purchase 212,727 shares of common stock, at a combined price to the public of $27.50 per share and related warrant. The warrants are exercisable for a period of five (5) years beginning on September 15, 2014 at an exercisable price of $32.88 per share. The Company received net proceeds of $4,954,042 from the public offering, after deducting the underwriting discount and other offering related expenses. The underwriters were Northland Securities, Inc., The Benchmark Company, LLC, and Newport Coast Securities, Inc.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Stockholders’ Equity (Continued)

In connection with the September Public Offering, the Company was required to obtain a waiver and consent from the January Purchasers in the January Offering in order to conduct the public offering at a price of $27.50 per share and warrant. As a result, on September 10, 2014, the Company issued the majority of the January Purchasers 26,113 unregistered shares of common stock and reduced the exercise price on the outstanding January Warrants, June Warrants, and August Warrants from $30.00 to $20.00 per share of common stock for all of the January Purchasers.  During the year ended December 31, 2014, the Company recorded and additional inducement expense of $718,110 and $232,360 related to the issuance of unregistered shares of common stock to the majority investors and the modification of the warrant exercise price, respectively.

April 2015 Private Placement

On April 24, 2015, the Company entered into April Purchase Agreement with the April Purchasers pursuant to which the Company sold to such purchasers an aggregate of $1,575,000 principal amount of the April Convertible Notes, the Class A Warrants to purchase up to 46,875 shares of the Company’s common stock, and the Class B Warrants to purchase up to 46,875 shares of the Company’s common stock. The April Convertible Notes bear interest at 6% per annum and are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $25.20 per share. The April Warrants are exercisable beginning six (6) months after issuance through the fifth (5th) anniversary of such initial exercisability date. The Class A Warrants have an initial exercise price equal to $30.20 per share and the Class B Warrants have an initial exercise price equal to $50.00 per share. The Company received cash proceeds of $1,481,500 from the issuance of the Convertible Notes after deducting debt issuance costs of $93,500.

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

The 8% Convertible Notes were convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $35.00 per share, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

The Company agreed that if it effected a registered offering either utilizing Form S-1 or Form S-3 (a “Registered Offering”), the Holder shall have the right to convert the entire amount of the subscription amount into such Registered Offering.  The July Purchaser converted the entire amount of the subscription amount into the August Offering described below.

The conversion price used to convert the entire purchase price into common stock was equivalent to the equity offering price of $17.50 on August 4, 2015, and not the conversion price of $35.00 stipulated in the securities purchase agreement. As a result of the change in the conversion price, the Company recorded additional inducement expense of $100,000 at the time of conversion.

August 2015 Offerings

On August 4, 2015, the Company closed with certain purchasers (the “August 2015 Purchasers”) a public offering (the “August 2015 Offering”) providing for the issuance and sale by the Company of 172,143 shares of the Company’s common stock at a price to the public of $17.50 per share (the “Registered Shares”) for an aggregate purchase price of $3,012,500.

In connection with the sale of the Registered Shares, the Company also entered into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”) with the August 2015 Purchasers providing for the issuance and sale by the Company of warrants to purchase 86,072 shares of the Company’s common stock at a purchase price of $0.000001 per warrant (the “August 2015 Warrants”).  Each August 2015 Warrant shall be initially exercisable on February 4, 2016 at an exercise price equal to $23.50 per share and have a term of exercise equal to five (5) years from the date on which first exercisable.

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

October 2015 Public Offering

On October 21, 2015, the Company closed on an underwritten public offering of its common stock. The Company offered 150,000 shares of common stock at a price to the public of $7.00 per share. The Company received gross proceeds from the offering, before deducting underwriting discounts and commission and other estimated offering expenses payable by the Company, of approximately $1,050,000. The underwriter was Aegis Capital Corp.

December 2015 Private Placement

In connection with the sale of the December Notes, the Company also issued to the December Purchasers an aggregate of 90,000 shares of the Company’s common stock in consideration of each Investor’s execution and delivery of the December Purchase Agreement (the “Commitment Shares”). The Commitment Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC on April 24, 2015 and declared effective on May 14, 2015 (File No. 333-203637).

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Stockholders’ Equity (Continued)

April 2016 Offering

On April 11, 2016, the Company closed a registered offering (the “April 2016 Offering”) of shares of its Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The Company sold 2,500,000 shares of Series A Preferred Stock at a price of $1.00 per share, and received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $2,500,000. Holders of the Series A Preferred stock shall be entitled to receive from the first date of issuance of the Series A Preferred Stock cumulative dividends at a rate of 25% per annum on a compounded basis, which dividend amount shall be guaranteed. Accrued and unpaid dividends shall be at the Company’s option, in cash, shares of common stock, or additional share of Series A Preferred Stock. For the three and nine months ended September 30, 2016, the Company recorded Series A Preferred Stock dividends of $124,342 and $266,928, respectively.

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

Additionally, upon signing the Interest Purchase Agreement the Company issued warrants (the "LogicMark Warrants") to the Sellers to acquire an aggregate of up to $600,000 of shares (157,480 shares) of the Company's common stock for no additional consideration. The LogicMark Warrants were originally only exercisable if the Transaction did not close by June 30, 2016. Pursuant to an amendment entered into as of July 7, 2016, the LogicMark Warrants were exercisable as of July 22, 2016.

On July 25, 2016, the issuances of common stock and warrants to the Sellers of LogicMark totaling $900,000 became part of the overall consideration paid to the Sellers to acquire LogicMark.

July 2016 Offering

On July 25, 2016, the Company closed a private placement (the “July 2016 Offering”) of shares of its Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) and warrants (the “July 2016 Warrants”) to purchase 562,500 shares of the Company’s common stock. The Company sold 4,500,000 shares of Series B Preferred Stock at a price of $1.00 per share, and received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $4,500,000. The conversion price of the Series B Preferred Stock is $4.00. The July 2016 Warrants are exercisable beginning on January 25, 2017, and are exercisable for a period of five (5) years. The exercise price with respect to the July 2016 Warrants is $7.50 per share. Holders of the Series B Preferred stock shall be entitled to receive from the first date of issuance of the Series B Preferred Stock cumulative dividends at a rate of 25% per annum on a compounded basis, which dividend amount shall be guaranteed. Accrued and unpaid dividends shall be at the Company’s option, in cash, or shares of common stock. For the three and nine months ended September 30, 2016, the Company recorded Series B Preferred Stock dividends of $314,375 and $314,375, respectively.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Stockholders’ Equity (Continued)

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable at September 30, 2016:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding and Exercisable at January 1, 2016	761,549	$22.60	3.83	$-
Issued	724,980	5.82	-	-
Exercised	(167,480)	0.30	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at September 30, 2016	1,319,049	$15.40	3.74	$-

2013 Long-Term Stock Incentive Plan

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 444,116 at January 1, 2016. During the nine and three months ended September 30, 2016, the Company issued 35,517 and 14,901 shares, respectively of common stock under the plan to three non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors for the nine and three months ended September 30, 2016 was $135,000 and $45,000, respectively. On November 18, 2014 the Company granted 15,000 restricted shares of common stock with an aggregate fair value of $315,000 to one non-executive employee. The vesting period for these restricted shares of common stock is thirty-six months. During the nine months ended September 30, 2016, the Company expensed $78,750 related to these restricted stock awards. During the nine months ended September 30, 2015, the Company issued 8,211 restricted shares of common stock under the plan to three non-executive directors with an aggregate fair value $135,000. At September 30, 2016, a total of 167,751 shares of common stock have been issued from the Plan and 276,365 are available to be issued.

During the nine and three months ended September 30, 2016, the Company accrued $450,000 and $150,000, respectively of discretionary management and employee bonus expense.

During the nine months ended September 30, 2016, the Company issued 43,337 shares of common stock with a fair value of $185,200 to non-employees for services rendered.

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – acquisition of LogicMark llc

On July 25, 2016, the Company completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”).  Pursuant to the Interest Purchase Agreement, the Company acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration (ii) $2.5 million in a secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”)  (iii) 78,740 shares of common stock, which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants,” and together with the WVH Warrant, the “Warrants”) to purchase an aggregate of 157,480 shares of common stock  (the “LogicMark Warrant Shares”) for no additional consideration. In addition, we may be required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark meets certain gross profit targets set forth in the Interest Purchase Agreement. The LogicMark Note matures on September 23, 2016 and accrues interest at a rate of 15% per annum.  The earn-out provision of $1,500,000 for calendar year 2016 is included on the Company’s condensed consolidated balance sheet as other current liabilities - contingent consideration and the earn-out provision of $5,000,000 for calendar year 2017 is included as other long-term liabilities - contingent consideration. The Company determined that as of July 25, 2016, it was more likely than not that these gross profit targets would be achieved and any fair value adjustment of the Earnout was not material. The LogicMark Warrants were all exercised on July 27, 2016.

On July 25, 2016, the Company and a group of lenders, including ExWorks Capital Fund I, L.P. as agent for the lenders (collectively, the “Lenders”), entered into a Loan and Security Agreement (the “Loan Agreement”), whereby the Lenders extended a revolving loan (the “Revolving Loan”) to the Company in the principal amount of $15,000,000 (the “Debt Financing”). The maturity date of the Revolving Loan is July 25, 2017, and the Revolving Loan bears interest at a rate of 15% per annum.

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

The Company has the ability to extend the Revolver for two additional years at its sole discretion with no subjective acceleration by the lender, provided the Company is not in default on the loan. As a result, the Company has recorded the revolver as long-term debt on its condensed consolidated balance sheet.

On September 23, 2016, the Company entered into a forbearance agreement with LogicMark Investment Partners, LLC (the “Lender”)  in connection with a Secured Subordinated Promissory Note originally issued on July 22, 2016 in the amount of $2,500,000, which expired on September 22, 2016 (the “Note”). The Company formally requested that the Lender  extend the Note on September 20, 2016, and finalized the amendment on September 23, 2016.

Under the terms of the forbearance agreement, the Lender agreed to extend the Note and the Company agreed to pay to the Lender in immediately available funds: (i) $250,000 on September 23, 2016; (ii) $100,000 on October 24, 2016; and (iii) $1,150,000, plus all accrued and unpaid interest due under the Note on October 31, 2016. The Company also agreed to reduce the Escrow Amount (as defined in the Purchase Agreement) by a total of $500,000, and to make certain other changes to the definition of “Escrow Amount” in the Purchase Agreement. The Company also agreed to make certain representations and warranties in respect of the Lender’s forbearance. As of October 31, 2016, the Company and the LogicMark Sellers are in the process of arranging payment on the Note.

Allocation of Purchase Price

The purchase price was allocated to the tangible and identifiable assets acquired and liabilities assumed of LogicMark based upon their estimated fair values. The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill. The Company is in the process of completing its analysis of the fair value of the net assets acquired through the use of an independent valuation firm and management’s estimates. Since the following information is based on preliminary assessments made by management, the acquisition accounting for LogicMark is subject to final adjustment and it is possible that the final assessment of values may differ from the preliminary assessment. The following table summarizes the preliminary assessment of the estimated fair values of the identifiable assets acquired and liabilities assumed net of cash acquired, as of the date of acquisition of July 25, 2016.

Cash	$109,710
Accounts receivable	494,591
Inventories	2,566,117
Other current assets	370,905
Property and equipment	227,840
Goodwill	16,033,429
Intangible assets	8,314,012
Assets acquired	28,116,604

Accounts payable	507,857
Accrued liabilities	208,747
Liabilities assumed	716,604

Net assets acquired	$27,400,000

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – acquisition of LogicMark llc (Continued)

Pro Forma Financial Information

The following table summarizes the unaudited pro forma financial information assuming that the LogicMark acquisition had occurred on January 1, 2015, and its results had been included in the Company’s financial results for the full nine and three month periods ended September 30, 2016 and 2015. The pro forma combined amounts are based upon available information and reflect a reasonable estimate of the effects of the LogicMark acquisition for the periods presented on the basis set forth herein. The following unaudited pro forma combined financial information is presented for informational purposes only and does not purport to represent what the financial position or results of operations would have been had the LogicMark acquisition in fact occurred on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Pro forma:
Net Sales	$3,871,645	$3,359,283	$11,111,651	$8,821,679
Net Loss applicable to Common Stockholders	$(2,183,875)	$(4,227,270)	$(11,566,024)	$(12,167,061)
Net Loss Per Share - Basic and Diluted applicable to Common Stockholders	$(0.33)	$(1.57)	$(1.98)	$(4.72)

The unaudited pro forma net loss attributable to Nxt-ID, Inc. has been calculated using actual historical information and is adjusted for certain pro forma adjustments based on the assumption that the LogicMark acquisition and the application of fair value adjustments to intangible assets occurred on January 1, 2015. For the three and nine months ended September 30, 2016, the pro forma financial information excluded the acquisition-related expenses of $275,948 and $609,466, respectively, which are included in the actual reported results, but excluded from the pro forma amounts above due to their nonrecurring nature. In addition, the pro forma adjustments for the three and nine months ended September 30, 2016 include the following adjustments, (a) amortization expense related to the acquired intangible assets of $48,082 and $410,697, respectively; (b) interest expense including the amortization of deferred debt issue costs of $334,034 and $2,851,185, respectively; (c) reduction in depreciation expense of $15,719 and $28,935, respectively; and (d) amortization of the inventory fair value adjustment of $nil and $945,212, respectively.

For the three and nine months ended September 30, 2015, the pro forma financial information reflects the following adjustments, , (a) amortization expense related to the acquired intangible assets of $184,314 and $546,929, respectively; (b) interest expense including the amortization of deferred debt issue costs of $1,279,440 and $3,796,601, respectively; (c) reduction in depreciation expense of $3,008 and $9,024, respectively; and (d) amortization of the inventory fair value adjustment of $nil and $945,212, respectively.

Note 9 - Commitments and Contingencies

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

Commitments

On September 12, 2014, the Company entered into a lease agreement for office space in Oxford, Connecticut. The term of the lease was for two (2) years with a monthly rent of $2,300 in the first year, increasing to $2,450 per month in the second year. On October 10, 2016, the Company extended the lease term for the office space in Oxford, Connecticut for six additional months with a monthly rent of $2,450.00. On October 3, 2014, the Company entered into a lease agreement for customer service and warehouse space in Melbourne, Florida. The lease term commenced on January 1, 2015. The term of the lease is for three (3) years with a monthly rent amount of $6,395 which includes the base rent, an escrow for taxes and insurance, common area maintenance charges and applicable sale tax. The Company incurred rent expense of $103,232 and $96,303 for the nine months ended September 30, 2016 and September 30, 2015, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2016 (remaining)	$62,208
2017	108,010
2018	3,300
Total future lease obligations	$173,518

Nxt-ID, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued.

On October 1, 2016, the Company issued 6,000 shares of its common stock for the payment of services with a grant date fair market value of $17,220.

On October 3, 2016 through November 2, 2016, purchasers of the Series A Preferred Stock converted in aggregate $303,486 of Series A Preferred Stock into 138,857 shares of common stock.

On October 10, 2016, the Company refunded $50,000 to an investor for the exercise of 10,000 warrants into common stock at exercise price $5.00 per share and immediately retired such shares.

On October 24, 2016, the Company made a payment of $100,000 to the Sellers of LogicMark.

On November 3, the Company issued 60,000 shares of its common stock for the payment of services with a grant date fair market value of $157,800.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the nine and three months ended September 30, 2016 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

Nxt-ID, Inc. (the “Company”) is a Delaware corporation formed on February 8, 2012. We were initially known as Trylon Governmental Systems, Inc. We changed our name to Nxt-ID, Inc. on June 25, 2012 to reflect our primary focus on our growing security, biometric identification, m-commerce and secure mobile platforms.

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

On July 25, 2016, the Company completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”).  Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration (ii) $2.5 million in a secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”)  (iii) 78,740 shares of common stock, which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants,” and together with the WVH Warrant, the “Warrants”) to purchase an aggregate of 157,480 shares of common stock  (the “LogicMark Warrant Shares”) for no additional consideration. In addition, we may be required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark meets certain gross profit targets set forth in the Interest Purchase Agreement. The LogicMark Note had a maturity date of September 23, 2016 but was extended to October 31, 2016. As of October 31, 2016, the Company and the LogicMark Sellers are in the process of arranging payment on the Note. It accrues interest at a rate of 15% per annum. The LogicMark Warrants were all exercised on July 27, 2016.

On July 25, 2016, the Company and a group of lenders, including ExWorks Capital Fund I, L.P. as agent for the lenders (collectively, the “Lenders”), entered into a Loan and Security Agreement (the “Loan Agreement”), whereby the Lenders extended a revolving loan (the “Revolving Loan”) to the Company in the principal amount of $15,000,000 (the “Debt Financing”). The maturity date of the Revolving Loan is July 25, 2017, and the Revolving Loan bears interest at a rate of 15% per annum.

We are a security technology company that is focused on products, solutions, and services for security in finance, assets and healthcare. Our core technologies consist of those that support digital payments, biometric identification, encryption, sensors, and miniaturization. We have four distinct lines of business that we are currently pursuing, which are in various stages of development: mobile commerce (“m-commerce”), primarily through the application of secure digital payment technologies, biometric access control applications, Department of Defense contracting and security in healthcare through medical alert systems. Our initial efforts have primarily focused on the development of our secure products for the growing m-commerce market. On December 31, 2015, we entered into a Master Product Development Agreement (the “Development Agreement”) with WorldVentures Holdings, LLC (“WVH”). The Development Agreement commenced on December 31, 2015, and has an initial term of two (2) years (the “Initial Term”). Thereafter, the Development Agreement will automatically renew for additional successive one (1) year terms (each a “Renewal Term”) unless and until WVH provides written notice of non-renewal at least thirty (30) days prior to the end of the Initial Term or then-current Renewal Term. The Company currently has a purchase order for up to $15 million to supply innovative smart cards designed exclusively for WVH.

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

The Company’s wholly owned subsidiary, LogicMark, LLC, manufactures and distributes nonmonitored and monitored personal emergency response systems sold through the United States Department of Veterans Affairs, healthcare durable medical equipment dealers and distributors and monitored security dealers and distributors.

We have incurred net losses since our inception. In order to execute our long-term strategic plan to develop and commercialize our core products we will need to raise additional funds through public or private equity offerings, debt financings, or other means. We can give no assurance that the cash raised subsequent to September 30, 2016 or any additional funds raised will be sufficient to execute our business plan. These conditions raise substantial doubt about our ability to continue as a going concern. We can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

We commenced shipping of the Wocket® at the end of the second quarter of 2015, primarily to tech savvy consumers. The implementation of the EMV chip point of sale (“POS”) terminals in the United States has limited the number of POS systems where the Wocket® can be used, so we have postponed the full launch of the product in the United States until we are able to implement Near Field Communication (“NFC”) technology on the Wocket® as well as our dynamic magnetic stripe technology. NFC is a similar technology to ApplePay and AndroidPay and works at many EMV enabled POS Terminals. We intend to re-launch Wocket® in the United States once NFC is operational. Current Wocket® inventory is hardware enabled for this purpose and we are finalizing the software arrangements with banks and major payment companies to implement this technology. We anticipate re-introducing the Wocket® in the United States with NFC capability in 2017 as our current resources are focused on maximizing the WVH opportunity.

Results of Operations

Comparison of nine and three months ended September 30, 2016 and September 30, 2015

Revenue. Our revenues for the nine and three months ended September 30, 2016 were $3,174,151 and $3,093,356, respectively. Our revenues for the nine and three months ended September 30, 2015 were $533,529 and $418,128, respectively. The increase in revenues for the nine and three months ended September 30, 2016 as compared to the nine and three months ended September 30, 2015 is primarily attributable to the LogicMark acquisition and to a lesser extent the billing to WVH for engineering services related to the smart card. The LogicMark operating results are included from the acquisition date of July 25, 2016 through September 30, 2016. Our revenues for the nine and three months ended September 30, 2016 also included shipments of the Wocket® for new customer orders, whereas our revenues for the nine and three months ended September 30, 2015 were mostly related to the shipments of the Wocket® to our early access pre-order customers.

Cost of Revenue.

The increase in our gross margin for the nine and three months ended September 30, 2016 was primarily attributable to the inclusion of the LogicMark operating results for the period July 25, 2016 through September 30, 2016. Our gross margin continues to be negatively impacted by selling the Wocket® in small quantities to wholesale customers below cost as well as incurring scrap expense relating primarily to low early stage production yield. We expect that our future selling price to wholesale customers will continue to be less on a per unit basis as compared to our selling price per unit to our direct customers until we relaunch the product with NFC capability, which we anticipate to be in 2017. Based on the composition of our order intake during the nine and three months ended September 30, 2016, we do not believe that any further lower of cost or market adjustment is required.

Operating Expenses. Operating expenses for the nine months ended September 30, 2016 totaled $7,394,565 and consisted of research and development expenses of $824,888, selling and marketing expenses of $1,910,030 and general and administrative expenses of $4,659,647. The research and development expenses relate primarily to salaries and consulting services of $392,991, as well as expenses of $218,584 primarily related to the design and development the smart card for WVH and manufacturing of the Wocket®. Selling and marketing expenses consisted primarily of salaries and consulting services of $532,866 and advertising and promotional expenses, including trade shows, of $412,351. General and administrative expenses for the nine months ended September 30, 2016 consisted of salaries and consulting services of $787,758, accrued management and employee incentives of $450,000, legal, audit and accounting fees of $1,425,975 and fees incurred of $609,466 related to the acquisition of LogicMark. Also included in general and administrative expenses is $282,300 in non-cash stock compensation to consultants and board members.

For the nine months ended September 30, 2015, operating expenses totaled $7,357,397 and consisted of research and development expenses of $2,246,421, selling and marketing expenses of $2,284,253 and general and administrative expenses of $2,826,723. The research and development expenses relate primarily to salaries and consulting services of $1,163,114, as well as test materials and prototypes necessary for the design, development and manufacturing of the Wocket® of $517,110. Selling and marketing expenses consisted primarily of salaries and consulting services of $445,820 and advertising and promotional expenses, including trade shows of $1,238,251. General and administrative expenses for the nine months ended September 30, 2015 consisted of salaries and consulting services of $718,932, accrued management and employee incentives of $568,875, legal, audit and accounting fees of $316,672 and consulting fees for public relations of $233,293. General and administrative expenses also included $1,122,801 in non-cash stock compensation to employees, consultants and board members.

Operating expenses for the three months ended September 30, 2016 totaled $2,818,922 and consisted of research and development expenses of $80,208, selling and marketing expenses of $792,481 and general and administrative expenses of $1,946,233. The research and development expenses relate primarily to the design, development and manufacturing of the smart card for WVH. Selling and marketing expenses consisted primarily of salaries and consulting services of $219,595, merchant processing fees of $74,008 and sales commissions of $57,585. General and administrative expenses for the three months ended September 30, 2016 consisted of salaries and consulting services of $328,565, accrued management and employee incentives of $150,000, legal, audit and accounting fees of $605,488 and fees incurred of $275,948 related to the acquisition of LogicMark. Also included in general and administrative expenses is $87,028 in non-cash stock compensation to consultants and board members.

For the three months ended September 30, 2015, operating expenses totaled $2,856,011 and consisted of research and development expenses of $732,406, selling and marketing expenses of $970,987 and general and administrative expenses of $1,152,618. The research and development expenses relate primarily to salaries and consulting services of $440,759, as well as test materials and prototypes necessary for the design, development and manufacturing of the Wocket® of $155,394. Selling and marketing expenses consisted primarily of salaries and consulting services of $153,741 and advertising and promotional expenses, including trade shows of $622,532. General and administrative expenses for the three months ended September 30, 2015, consisted of salaries and consulting services of $274,396, accrued management and employee incentives of $189,625, legal, audit and accounting fees of $169,493 and consulting fees for public relations of $154,868. General and administrative expenses also included 376,578 in non-cash stock compensation to employees, consultants and board members.

Our operating expenditures for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 remained relatively flat at approximately $7,300,000. Our research and development expenses relating to the development of the Company’s biometric wallet, as well as our advertising and promotional expenses, decreased for the nine months ended September 30, 2016 versus the corresponding period in 2015. These reductions in expenses were offset by higher legal, audit and accounting fees and expenses incurred related to the acquisition of LogicMark as well as research and development for the WVH smart card.

Net Loss. The net loss for the nine months ended September 30, 2016 was $10,368,921 and resulted in part from the operational expenses incurred during the nine months ended September 30, 2016. In addition, the net loss was attributable to interest expense incurred of $1,684,959, unfavorable changes in fair value of derivative liabilities of $2,299,020 and a loss on extinguishment of debt of $272,749 resulting from the accelerated installment payments made during the nine months ended September 30, 2016. The net loss for the nine months ended September 30, 2015 was $9,040,415, and resulted primarily from $7,357,397 of operational expenses incurred during the nine months ended September 30, 2015. Also during the nine months ended September 30, 2015, the Company incurred inducement expense of $755,000 related to the Waiver Agreement that was entered into on April 23, 2015, and the change in the conversion price related to the 8% Convertible Notes issued on July 27, 2015, and interest expense of $760,782 resulting from the interest on the convertible notes and the amortization of both the convertible note discount and the deferred debt issuance costs stemming from the issuance of the Convertible Notes on April 24, 2015.

Liquidity and Capital Resources

We have incurred an operating loss and a net loss of $6,107,216 and $10,368,921, respectively, for the nine months ended September 30, 2016.

Cash and Working Capital. As of September 30, 2016, the Company had cash and stockholders’ equity of $1,583,458 and $3,602,668, respectively. At September 30, 2016, the Company had a working capital deficiency of $2,155,873. During the nine months ended September 30, 2016, the Company received $2,269,775 in net proceeds from the issuance of Series A Preferred Stock and $4,090,000 in net proceeds from the issuance of Series B Preferred Stock.

Cash Used in Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the nine months ended September 30, 2016, net cash used in operating activities totaled $3,016,089, which was comprised of a net loss of $10,368,921, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $4,717,109, and changes in operating assets and liabilities of positive $2,635,723, as compared to net cash used in operating activities of $6,342,943 for the nine months ended September 30, 2015, which was comprised of a net loss of $9,040,415, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $2,716,175, and changes in operating assets and liabilities of negative $18,703.

Cash Used in Investing Activities. During the nine months ended September 30, 2016, net cash used in investing activities amounted to $15,934,698 and was related to changes in restricted cash of $1,494,665 which is primarily attributable to the cash proceeds received as a result of the transaction with WVH offset in part by purchases of tooling of $39,073. In addition, the Company used $17,390,290 in cash to acquire LogicMark net of cash acquired. During the nine months ended September 30, 2015, net cash used in investing activities totaled $336,996 and was related to the purchases of equipment and tooling of $335,040 and favorable changes in restricted cash of $1,956.

Cash Provided by Financing Activities. During the nine months ended September 30, 2016, the Company received net proceeds of $2,269,775 from the issuance of Series A Preferred Stock and $4,090,000 in net proceeds from the issuance of Series B Preferred Stock. The Company also received net proceeds from the revolving credit facility which were used in part to fund the LogicMark acquisition. In addition, the Company received proceeds of $50,000 in connection with the exercise of 100,000 warrants into 100,000 shares of common stock. The Company also paid down $250,000 of the seller’s note resulting from the LogicMark acquisition. During the nine months ended September 30, 2015, the Company received proceeds of $650,000 in connection with the exercise of 325,000 warrants into 325,000 shares of common stock. In addition, the Company received $1,481,500 in net proceeds from the issuance of April Convertible Notes on April 24, 2015, and we received $2,494,522 in net proceeds related to the August 4, 2015 equity offering.

Sources of Liquidity. We are an early stage company and have generated losses from operations since inception.  We incurred a net loss of $10,368,921 during the nine months ended September 30, 2016, which included an aggregate $4,717,109 of adjustments to reconcile the Company’s net loss to net cash used in operating activities. As of September 30, 2016, the Company had negative working capital and stockholders’ equity of $2,155,873 and $3,602,668, respectively.

In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised prior to or subsequent to September 30, 2016, or any additional funds raised, will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a  going concern.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the ASU 2016-15 and does not believe this ASU will have a material impact on its condensed consolidated financial statements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2016. As discussed below, based on this evaluation, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of September 30, 2016 were not effective. As of September 30, 2016, we have identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. Other than as described herein, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, or any of our subsidiaries in which an adverse decision could have a material adverse effect upon our business, operating results, or financial condition.

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

Nxt-ID, Inc.

Date: November 14, 2016	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

