Form 10-K
period 2016-12-31
Nxt-ID, Inc.
filed 2017-04-14
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2016, the last business day of the second fiscal quarter, was approximately $11,453,722 based on a total number of shares of our common stock outstanding that day of 3,244,680 and a closing price of $3.53. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 8,543,339 shares of its common stock outstanding as of April 7, 2017.

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

Nxt-ID is an emerging technology company engaged in the development of proprietary products, solutions and solutions that serve multiple end markets, including Security, Healthcare, Finance and Internet of Things (IoT). Our innovative MobileBio® security technologies that serve these end markets include encryption and payments, biometrics, security and privacy, sensors and miniaturization technologies. Our core competencies and intellectual property in biometrics, security, sensors, and miniaturization – developed through intensive research and development over the past decade –enable us to target and serve multiple large and growing end markets globally.

We believe that our MobileBio® products will provide distinct advantages within the m-commerce market by improving mobile security. Currently most mobile devices are protected simply by PIN numbers which are easily duplicated on another device, and can easily be spoofed or hacked. Our security paradigm is Dynamic Pairing Codes (“DPC”). DPC is a new, proprietary method to secure users, devices, accounts, locations and servers over any communication media by sharing key identifiers, including biometric-enabled identifiers, between end-points by passing dynamic pairing codes (random numbers) between end-points to establish sessions and/or transactions without exposing identifiers or keys. The ongoing high-level breaches of personal credit card data demand new securities to offer higher levels of consumer protection through the use of biometrics and other proprietary solutions. Our strategic plan envisions using our core biometric facial and voice recognition algorithms to develop security applications (both cloud based and locally hosted) that can be used for companies (for industrial uses, such as enterprise computer networks) as well as individuals (for consumer uses, such as smartphones, tablets or personal computers), law enforcement, the defense industry, and the U.S. Department of Defense. NXT-ID has numerous patents pending. Many of these patents pending focus on tokenization and protection, as well as payment methodology, voice biometrics, and other biometric forms of directed payment.

In healthcare, our business initiatives were bolstered by the acquisition of LogicMark, which we completed in the third quarter of 2016. LogicMark serves a market that enables two-way communication, sensors, biometrics and security to make home care for chronic medical conditions, including “aging in place,” a reality. There are three major trends driving this market: 1) an aging population, 2) a desire to “age in place” and 3) the acute need to lower cost of care. These trends together have produced a large and growing market for us to serve. LogicMark has built a business around emergency communications in healthcare. We have a strong business with the US Department of Veterans Affairs (VA) today serving veterans who suffer from chronic conditions that often require emergency assistance. This business is steady and growing. Our strategic plan calls for expanding LogicMark’s business into other retail and enterprise channels to better serve the expanding demand for secure and remote healthcare.

Remote healthcare, which includes health monitoring and management using IoT and cloud-based processing, is an emerging area for LogicMark. The long-term trend toward more home-based care is a massive shift that is being driven by demographics (an aging population) and basic economics. People also value autonomy and privacy which are important factors in determining which solutions will suit the market. Consumers are beginning to enjoy the benefits of smart home technologies and online digital assistants. One of the promising applications of our VoiceMatch™ technology is enabling secure commands for restricted medical access. This solution, when coupled with the NXT-ID BioCloud™, combines biometrics with encryption and distributed access control.

Security and privacy concerns are already central to the adoption of IoT solutions that provides a large opportunity for the Company to collaborate and license their technology to the consumer-facing firms that aim to address the IoT opportunity.

In the finance area, the technology pioneered in the Nxt-ID “Wocket” has continued to develop in both range of capability while shrinking in size. This provides a technology package that can be integrated into a “smart wallet” that has the same technology as Apple Pay or into a card that can be used for a variety of transactions including – magnetic stripe emulation (Wi-Mag), Near Field Communication (NFC), tokens, barcode/QR codes and there can also be an EMV chip and a Bluetooth Beacon for remote sensing and response applications. Versions of this technology package provide a functional and secure “vault” that allows for full consumer control and customization by OEMs and solution providers.

Our finance business is being driven by the development of an innovative smartcard that leverages “Wocket” technology. The smartcard is called “Flye” and it is being developed in partnership with World Ventures Holdings, LLC. (WVH). The Flye card offers new and unique features compared to any other “smartcards” in the market. It handles the core functions like loading in multiple cards, gathering loyalty points while opening up new opportunities Flye is targeted at WorldVentures members who care about travel, food and entertainment. These concerns demand more than payments and include loyalty programs and security features for peace of mind when traveling. The Flye card is designed to work in synchrony with the WorldVentures smartphone application. It is a “tethered” solution, albeit a wireless one. WorldVentures has a comprehensive vision for their card that includes the ability to delivery highly tailored membership experience.

With respect to IoT, Nxt-ID has joined the Cisco Solution Partner program to provide biometric and encryption solutions in conjunction with other ecosystem partners. Cisco sees security as integral to IoT. They are integrating security directly into network infrastructure to enable companies to use their IoT networks in a secure fashion.

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

We operate our business in one segment, Hardware and Software Security Systems and Applications. We evaluate the performance of our business on, among other things, profit and loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes and amortization related to certain intangible assets.

Our Products

Payments

World Ventures SmartCard

We have entered into a distribution agreement with WVH, an international travel company, which has committed to purchase an exclusive smartcard from the Company for distribution to its membership which is in excess of 500,000 members. WVH also made a strategic investment in the Company. The smartcard is customized for WorldVentures with additional technologies and wireless features, such as the ability to seamlessly integrate with WorldVentures’ DreamTrips™ App to wirelessly check in and earn loyalty points towards free DreamTrips vacations at select restaurants. DreamTrips is a travel club and entertainment community where members enjoy exciting excursions year-round to extraordinary destinations.

The prototype was completed in 2016 with deliveries commencing in December 2016. We have an initial purchase order for $15 million. We have non-cancellable delivery orders of just over $9 million to date, for delivery by the end of the second quarter of 2017. Subsequent deliveries may be modified or cancelled subject to 90 days advance notice. During the twelve months ended December 31, 2016, we recorded revenue of $1,357,413 from WVH a related party.

For additional information on the transaction with WVH, see “Management Discussion and Analysis of Financial Condition and Results of Operations”.

Nxt-ID SmartPay™

We have developed a standalone capability (the “NXT SmartPay”) on various devices with the ability to make payments by dynamic magnetic stripe or through interacting with a terminal through EMC, NFC or barcode functionality. We are currently pursuing significant strategic partnerships for this product.

Wi-Mag™

Our proprietary antenna and payment technology can be embedded in a mobile device to make wireless payments at most point-of sale (POS) terminals which do not require NFC or EMV allowing users to make payments at most POS terminals in the United States and abroad. According to LTP research (January 12, 2016), there are about 13.9 million POS terminals in the United States of which 57% are currently Magnetic stripe only. We are currently in discussions with mobile device makers to license this technology.

Internet of Things

Closely related to electronic payments is the ability to communicate via many linked devices in a secure fashion. In cooperation with Nordic Semiconductor, ASA, the Company demonstrated a miniature module within a wearable smart band to enable devices powering the IoT (Internet of Things). The “IoT Stamp” is an intelligently connected electronics module that is small enough and low power enough to fit within most devices, even a smart card or a watch band. Key functionality includes patent pending ultra-low power “buttonless” wake-up, motion activation, and personalized services including identification services, multi-factor biometric authentication, and payment technologies including NFC and Wi-Mag.

Healthcare

Personal Emergency Response Systems

LogicMark is the leading provider of non-monitored Personal Emergency Response Systems (PERS) and is the industry leader in two-way voice communications. Product offerings include:

●	Non-monitored products that only require a one-time purchase fee, without a recurring monthly contract. As a result, they are typically the most cost-effective PERS option for the end-user

●	Both traditional (i.e., landline) and mPERS (i.e., cell-based) options

●	Non-monitored products that are sold through VA channel, healthcare distributors and dealers, and retail

●	The non-monitored product is critical to the VA channel as VA will cover cost of the PERS device, but will not cover the cost of a monthly subscription for monitoring services

4

The Company’s monitored products are primarily sold by dealers and distributors for the monitored channel. LogicMark sells the device to the dealers/distributors who in turn offer the device to consumers as part of their product/service offering; the service providers charge consumers a monthly monitoring fee for the associated monitoring service. Significantly, these products are: (a) monitored by a third-party central station; and (b) compatible with most central stations.

Security

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

We currently expect commercial versions of this product to be available in the third quarter of 2017.

FaceMatch®

3D FaceMatch® and 3D SketchArtist™ are facial recognition products which are available for sale. These products are primarily designed for access control, law enforcement and travel and immigration. Through our wholly owned subsidiary, 3D-ID, we are a sub-contractor to Battelle Memorial Institute on the U.S. Department of Defense Technical Information Engineering Services (“TIES”) contract with a contract ceiling of $995 million. This is an IDIQ (indefinite delivery indefinite quantity) contract and requires approved contractors to bid on task orders. We have not bid on any task orders to date.

Our Industries

Payments

The October 2016 issue of the Nilson Report shows that on a worldwide basis, credit, debit and prepaid cards generated $31.31 trillion in purchases of goods, services and cash advances in 2015. Losses for fraud in the same period were $21.84 billion, up 20% over 2014. This translates to losses of 6.97 cents per $100. Fraud losses have increased every year since 2010. More than 70% of all breaches in 2015 occurred in the US. There continues to be a great need for secure payment solutions. Rather than try to predict the winning technology in this fast paced evolving payment technology industry, our business plan is to develop secure solutions that can make payments using any form of payment technology from traditional magnetic stripe to NFC, Bluetooth, EMV and barcodes.

We believe that our Wi-Mag™ technology, possibly in combination with our voice and facial recognition biometric technologies, will provide an opportunity for smartphone manufacturers who currently do not have a payment solution on their smartphones to license that capability from us. We believe that this is a large potential opportunity for us. According to statista.com, worldwide smartphone sales to end users were approximate 1.5 billion units in 2016. Over 1 billion of these units had Android operating systems.

Internet of Things (IoT)

Markets and Markets estimates that the Internet of Things market size will grow from $157.05 Billion in 2016 to $661.74 Billion by 2021, at a Compound Annual Growth Rate (CAGR) of 33.3% from 2016 to 2021.

BI Intelligence forecasts there will be 34 billion devices connected to the internet by 2020, up from 10 billion in 2015. IoT devices will account for 24 billion, while traditional computing devices (e.g. smartphones, tablets, smartwatches, etc.) will comprise 10 billion. Significantly:

●	Nearly $6 trillion will be spent on IoT solutions over the next five years.

●	Businesses will be the top adopter of IoT solutions. They see three ways the IoT can improve their bottom line by 1) lowering operating costs; 2) increasing productivity; and 3) expanding to new markets or developing new product offerings.

●	Governments are focused on increasing productivity, decreasing costs, and improving their citizens’ quality of life. They are forecast to be the second-largest adopters of IoT ecosystems.

●	Consumers will lag behind businesses and governments in IoT adoption. Still, they will purchase a massive number of devices and invest a significant amount of money in IoT ecosystems.

Health Care

Industry Arc reports that the Global Medical Alert Systems market is a diversified healthcare monitoring devices market which specifically caters to the people in time of emergency and in need of immediate medical attention. The market is segmented into PERS and Nurse Call System (NCS). The PERS devices are used to call for help and medical care during emergency. These devices are also used by wide patient pool and people in general, to ensure safety and security when living or travelling alone. The global medical alert systems market caters to different end-users across the healthcare industry including individual users, hospitals and clinics, assisted living facilities and senior living facilities. Growing demand for home healthcare devices market is mainly driven by aging population and rising healthcare costs worldwide. This will spur the usage of medical alert systems across the globe as they promise safety and medical security while being affordable and easily accessible.

The PERS market is divided into three device segments: landline-based PERS, mobile PERS and standalone devices. The mobile PERS market is projected to grow at a CAGR of 6.38% from $1.3 billion in 2014 to reach $1.88 billion by 2020. The increased mobile penetration will be one of the driving factors for this market segment. According to the U.S. Administration of Aging, out of the total number of the elderly people who are over the age of 65 years having broadband access at home, 90% of them own a cell phone. However, standalone devices will be the fastest growing segment of this market owing to their compactness, affordability and accessibility.

Our Competition

Finance

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

We believe that our payment products have certain competitive advantages, particularly that our products are capable of using many different methods of payment whereas most of our competitors rely solely on NFC which has limited penetration at POS terminals worldwide.

Health Care

Our Business Strategy

Our primary business strategy is to leverage our technology across various industries in combination with established partners that can establish meaningful distribution. The initial industries that we have identified are Payments, IoT, Healthcare and Security.

We have established a strategic partnership with WVH an international direct selling travel company, to supply them with a custom Smartcard. WVH intends to purchase the product from us for its membership, which is currently in excess of 500,000 members. We intend to pursue similar relationships with partners that have a connected customer base.

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

With our LogicMark subsidiary we intend to expand distribution through larger distributors leveraging the consumer value proposition of a one-time device purchase as opposed to a leased monthly solution. We also intend to apply our technology to the next generation of PERS devices that will have greater functionality and vital sign monitoring capability.

We continue to develop opportunities for our biometric and sensor capabilities with the U.S. Department of Defense. We are partnered with established prime contractors that have or are bidding for contracts through which sales may be made. Our current partners include Battelle Memorial Institute and Verizon Federal Systems. We are a sub-contractor to Battelle Memorial Institute on the U.S. Department of Defense Technical Information Engineering Services (“TIES”) contract with a contract ceiling of $995 million. This is an IDIQ (indefinite delivery indefinite quantity) contract and requires approved contractors to bid on task orders. We have not bid on any task orders to date.

Our Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We currently rely and will continue to rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. We have filed the following 25 patents, one of which has been awarded to date:

METHOD FOR REPLACING TRADITIONAL PAYMENT AND IDENTITY MANAGEMENT SYSTEMS AND COMPONENTS TO PROVIDE ADDITIONAL SECURITY AND A SYSTEM IMPLEMENTING SAID METHOD

Filed October 8, 2013

Application Number 14/049175

METHOD FOR REPLACING TRADITIONAL PAYMENT AND IDENTITY MANAGEMENT SYSTEMS AND COMPONENTS TO PROVIDE ADDITIONAL SECURITY AND A SYSTEM IMPLEMENTING SAID METHOD

Continuation application of 001 with new claims

Filed August 31, 2016

Application Number 15/252468

THE UN-PASSWORD™: RISK AWARE END-TO-END MULTI-FACTOR AUTHENTICATION VIA DYNAMIC PAIRING

Filed March 17, 2014

Application Number 14/217,202

Patent issued August 2, 2016 with patent number 9,407,619.

Continuation application filed on March 14, 2016 and assigned file number 12188-031

UNIVERSAL AUTHENTICATION AND DATA EXCHANGE METHOD, SYSTEM AND SERVICE

Filed March 17, 2014

Application Number 14/217,289

METHOD TO LOCALLY VALIDATE IDENTITY WITHOUT PUTTING PRIVACY AT RISK

Application filed September 1, 2015

Application Number 14/842,252

DISTRIBUTED METHOD AND SYSTEM TO IMPROVE COLLABORATIVE SERVICES ACROSS MULTIPLE DEVICES

Application filed February 8, 2016

Application Number 15/018,496

VOICE DIRECTED PAYMENT SYSTEM AND METHOD

Application filed February 10, 2016

Application Number 15/040,984

SYSTEM AND METHOD FOR LOW-POWER CLOSE-PROXIMITY COMMUNICATIONS and energy transfer USING A MINIATURE MULTI-PURPOSE ANTENNA

Application filed April 4, 2016

Application Number 15/089,826

SYSTEM AND METHOD FOR LOW-POWER CLOSE-PROXIMITY COMMUNICATIONS and energy transfer USING A MINIATURE MULTI-PURPOSE ANTENNA

Application filed November 16, 2016

Application Number 15/353,018

MULTI-INSTANCE SHARED AUTHENTICATION (MISA) METHOD AND SYSTEM PRIOR TO DATA ACCESS

Application filed June 23, 2016

Application Number 15/191,456

BIOMETRIC, BEHAVIORAL-METRIC, KNOWLEDGE-METRIC AND ELECTRONIC-METRIC DIRECTED AUTHENTICATION AND TRANSACTION METHOD AND SYSTEM

Application filed July 5, 2016

Application Number 15/202,515

PERSONALIZED TOKENIZATION SYSTEM AND METHOD

Application filed July 14, 2016

Application Number 15/210,728

METHODS AND SYSTEMS RELATED TO MULTI-FACTOR, MULTI-DIMENSIONAL, MATHEMATICAL HIDDEN AND MOTION SECURITY PINS

Filed August 1, 2016

Application Number 15/224,998

ELECTRONIC CRYPTO-CURRENCY MANAGEMENT METHOD AND SYSTEM

Filed August 1, 2016

Application Number 15/225780

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

COMPONENTS FOR ENHANCING OR AUGMENTING WEARABLE ACCESSORIES BY ADDING ELECTRONICS THERETO

Filed September 2, 2015

Application Number 14/843930

LOW BANDWIDTH CRYPTO-CURRENCY TRANSACTION EXECUTION AND SYNCHRONIZATION METHOD AND SYSTEM

Filed September 7, 2016

Application Number 15/259023

METHOD AND SYSTEM TO ORGANIZE AND MANAGE TRANSACTIONS

Filed December 2, 2016

Application Number 15/368546

THE UN-PASSWORD™: RISK AWARE END-TO-END MULTI-FACTOR AUTHENTICATION VIA DYNAMIC PAIRING

Filed March 14, 2016

Application Number 15/068834

SYSTEM AND METHOD TO PERSONALIZE PRODUCTS AND SERVICES

Filed July 15, 2016

Application number 15/212184

SYSTEM AND METHOD TO PERSONALIZE PRODUCTS AND SERVICES

Filed September 6, 2016

Application number 15/257101

ACCORDION ANTENNA STRUCTURE

Filed April 4, 2016

Application Number 15/089844

SYSTEM AND METHOD TO AUTHENTICATE ELECTRONICS USING ELECTRONIC-METRICS

Filed July 5, 2016

Application Number 15/202553

SYSTEM AND METHOD TO DETERMINE USER PREFERENCES

Filed July 15, 2016

Application number 15/212163

PREFERENCES DRIVEN ADVERTISING SYSTEMS AND METHODS

Filed July 15, 2016

Application number 15/212161

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

Corporate Information

History

We were incorporated in the state of Delaware on February 8, 2012. We are an emerging growth technology company that is focused on products, solutions, and services for security. Company’s core technologies are in digital payments, biometric identification; encryption; sensors and miniaturization. Our proprietary products and solutions serve multiple end markets, including Security, Healthcare, Finance and Internet of Things (IoT).

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

On July 25, 2016, we completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”). Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration (ii) $2.5 million in a secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”) (iii) 78,740 shares of common stock, which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants,”) to purchase an aggregate of 157,480 shares of common stock (the “LogicMark Warrant Shares”) for no additional consideration. In addition, we may be required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark meets certain gross profit targets set forth in the Interest Purchase Agreement. The LogicMark Note originally was to mature on September 23, 2016 but was extended to October 31, 2016. During 2016 the Company paid down $1,726,031 of the Seller Note with cash generated from operations as well as from the net cash proceeds received of $1,400,000 from the issuance of the convertible exchange notes issued on November 29, 2016. The Note accrues interest at a rate of 15% per annum. The LogicMark Warrants were all exercised on July 27, 2016.

Other

Our principal executive offices are located at 285 North Drive, Suite D, Melbourne, FL 32904, and our telephone number is (203) 266-2103. Our website address is www.nxt-id.com. The information contained therein or connected thereto shall not be deemed to be incorporated into this Report. The information on our website is not part of this Report.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a ’‘large accelerated filer’’ as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Pursuant to Section 102 of the JOBS Act, we have provided reduced executive compensation disclosure and have omitted a compensation discussion and analysis from this Report. Pursuant to Section 107 of the JOBS Act, we have elected to utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Employees

As of December 31, 2016, we had a total of 41 full-time employees, 6 in product engineering, 3 in finance and administration, 21 in sales and customer service and 11 in product fulfillment. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, graphic designers, computer scientists, sales and marketing and senior management personnel. In addition, we have independent contractors whose services we are using on an as-needed basis to assist with the engineering and design of our products.

Item 1A.	Risk Factors

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this report and elsewhere, and may adversely affect our business, financial condition or operating results. If any of these risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. These risk factors should be carefully considered in evaluating our prospects.

Risks Relating to our Business

We are uncertain of our ability to generate sufficient revenue and profitability in the future.

We continue to develop and refine our business model, but we can provide no assurance that we will be able to generate a sufficient amount of revenue, from our business in order to achieve profitability.  It is not possible for us to predict at this time the potential success of our business. The revenue and income potential of our proposed business and operations are currently unknown. If we cannot continue as a viable entity, you may lose some or all of your investment in our Company.

The Company is an emerging growth company and has incurred net losses of $12,752,928 for the year ended December 31, 2016. As of December 31, 2016, the Company had cash and stockholders’ equity of $3,299,679 and $2,818,731, respectively. At December 31, 2016, the Company had a working capital deficiency of $2,073,523. We cannot provide any assurance that we will be able to raise additional cash from equity financings, secure debt financing, and/or generate revenue from the sales of our products. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

We and the businesses we have recently acquired or propose to acquire have limited operating histories and we cannot offer any assurance as to our future financial results, and you should not rely on the historical financial date included in this prospectus as an indicator of our future financial performance. You may lose your entire investment.

We and the businesses we have recently acquired or propose to acquire have limited operating histories upon which to base any assumption as to the likelihood that we will be successful in implementing our business plan, and we may not be able to generate significant revenues or achieve profitability. You should consider our business and prospects in light of the risks and difficulties we face with our limited operating history and should not rely on our past results or the past results of any of such businesses as an indication of our future performance. There is no assurance that the growth rate we or they have experienced to date will continue. Even if we generate future revenues sufficient to expand operations, increased infrastructure costs and cost of goods sold and marketing expenses could impair or prevent us from generating profitable returns. We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or potentially continue operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

If we fail to keep pace with changing industry technology and consumer preferences, we will be at a competitive disadvantage.

The industry segments in which we are operating are evolving rapidly. They are characterized by changing technology, budding industry standards, frequent new and enhanced product introductions, rapidly changing end-user/consumer preferences and product obsolescence. In order to continue to compete effectively in these markets, we need to respond quickly to technological changes and to understand their impact on our customers’ preferences. It may take significant time and resources to respond to these technological changes. If we fail to keep pace with these changes, our business may suffer. Moreover, developments by others may render our technologies and intended products noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. If any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours. Any delay or failure in the introduction of new or enhanced products, could have a material adverse effect on our business, results of operations and financial condition. Furthermore, our inability to keep pace with changing industry technology and consumer preferences may cause our inventory to become obsolete at a rate faster than anticipated, which may result in our taking goodwill impairment charges in past or future acquisitions that negatively impact our results of operations.

We have made a significant acquisition in 2016, and we may encounter difficulties in managing our growth, which would adversely affect our results of operations.

During 2016, we completed the acquisition of LogicMark, and are considering other acquisitions to improve our position in market segments that we consider to be significant and strategic. This significant expansion of our operations could put significant strain on our management and our operational and financial resources. To manage future growth, we will need to hire, train, and manage additional employees, as well as properly integrate personnel from acquired businesses. Concurrent with expanding our operational and marketing capabilities, we will also need to increase our product development activities. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate, and manage the required personnel. Our failure to manage growth effectively could limit our ability to achieve our goals.

Our success in managing our growth will depend in part on the ability of our executive officers to continue to implement and improve our operational, management, information and financial control systems and to expand, train and manage our employee base, and particularly to attract, expand, train, manage and retain a sales force to market our products on acceptable terms. Our inability to manage growth effectively could cause our operating costs to grow at a faster pace than we currently anticipate, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Because we are an emerging growth company, we expect to incur significant additional operating losses.

The Company is an emerging growth company. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our current products have not generated significant commercial revenue for the Company and there can be no guarantee that we can generate sufficient revenues from the commercial sale of our products in the near future to fund our ongoing capital needs.

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

We will require additional capital in the future to develop the NFC Wocket®. We may not be able to secure adequate additional financing when needed on acceptable terms, or at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at a price lower than the market price of our common stock at the time of such issuance. If we cannot secure sufficient additional funding we may be forced to forego strategic opportunities or delay, scale back and/or eliminate future product development.

We face intense competition in our market, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

A number of other companies engage in the business of developing applications for facial recognition for access control. The market for biometric security products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our current competitors include both emerging or developmental stage companies, such as ourselves, as well as larger companies. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

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

We do not have the resources to conduct exhaustive patent searches to determine whether the technology used in our products infringe patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

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

We also rely on other unpatented proprietary technology, trade secrets and know-how and no assurance can be given that others will not independently develop substantially equivalent proprietary technology, techniques or processes, that such technology or know-how will not be disclosed or that we can meaningfully protect our rights to such unpatented proprietary technology, trade secrets, or know-how. Although we intend to enter into non-disclosure agreements with our employees and consultants, there can be no assurance that such non-disclosure agreements will provide adequate protection for our trade secrets or other proprietary know-how.

Our success will depend, in part, on our ability to obtain new patents.

To date, we have applied for (25) United States patents, one of which has been awarded and our success will depend, in part, on our ability to obtain patent and trade secret protection for proprietary technology that we currently possess or that we may develop in the future. No assurance can be given that any pending or future patent applications will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

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

We currently license technology for a critical component of our current product offerings from a third party. The third party’s independent registered public accounting firm included an explanatory paragraph in its audit report as it relates to the third party’s ability to continue as a going concern in its recent financial statements. If our licensor were to fail, it could impact our license arrangement and impede our ability to further commercialize our technology. In the event we were to lose our license or our license were to be renegotiated as a result of our licensor’s failure, our ability to manage our business would suffer and it would significantly harm our business, operating results and financial condition.

Our future success depends on the continued service of management, engineering and sales personnel and our ability to identify, hire and retain additional personnel.

Our success depends, to a significant extent, upon the efforts and abilities of members of senior management. We have entered into an employment agreement with our Chief Executive Officer, but have not entered into an employment agreement with our Chief Financial officer or Chief Technology Officer, and we have no current plans to use employment agreements as a tool to attract and retain new hires of key personnel that we may make in the future. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. We currently maintain a key person life insurance policy on our Chief Executive Officer only.

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

As a result of disclosure of information in this annual report and in filings required of a public company, our business and financial condition is more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert resources of our management and harm our business and operating results.

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

As of the date of hereof, our executive officers, directors, and affiliated parties beneficially own approximately 32.93% of our common stock. As a result, our executive officers, directors and affiliated parties will have significant influence to:

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

We are presently a small company with too limited resources and personnel to establish a comprehensive system of internal controls. If we fail to maintain an effective system of internal controls, we would not be able to accurately report our financial results on a timely basis or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

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

As of December 31, 2016, we have identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are not applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Although recent trends point to continuing improvements, there is still lingering volatility and uncertainty. A change or disruption in the global financial markets for any reason may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products could decrease and differ materially from current expectations. Further, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us or possible insolvencies of our customers could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.

Rising interest rates could adversely impact our business.

Changes in interest rates could have an adverse impact on our business by increasing our cost of capital. For example:

●	rising interest rates would increase our cost of capital; and
●	rising interest rates may negatively impact our ability to secure financing on favorable terms and may impact our ability to provide cost-effective financing to our end-customers or end-users, where applicable.

Rising interest rates could generally harm our business and financial condition.

Risks Related to Our Biometric Recognition Applications and Related Products

Our biometric products and technologies may not be accepted by the intended commercial consumers of our products, which could harm our future financial performance.

There can be no assurance that our biometric systems will achieve wide acceptance by commercial consumers of such security-based products, and/or market acceptance generally. The degree of market acceptance for products and services based on our technology will also depend upon a number of factors, including the receipt and timing of regulatory approvals, if any, and the establishment and demonstration of the ability of our proposed device to provide the level of security in an efficient manner and at a reasonable cost. Our failure to develop a commercial product to compete successfully with existing security technologies could delay, limit or prevent market acceptance. Moreover, the market for new biometric-based security systems is largely undeveloped, and we believe that the overall demand for mobile biometric-based security systems technology will depend significantly upon public perception of the need for such a level of security. There can be no assurance that the public will believe that our level of security is necessary or that private-industry will actively pursue our technology as a means to solve their security issues. Long-term market acceptance of our products and services will depend, in part, on the capabilities, operating features and price of our products and technologies as compared to those of other available products and services. As a result, there can be no assurance that currently available products, or products under development for commercialization, will be able to achieve market penetration, revenue growth or profitability.

Our biometric applications may become obsolete if we do not effectively respond to rapid technological change on a timely basis.

The biometric identification and personal identification industries are characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we are unable to keep pace with these changes, our business may be harmed. Products using new technologies, or emerging industry standards, could make our technologies less attractive. In addition, we may face unforeseen problems when developing our products, which could harm our business. Furthermore, our competitors may have access to technologies not available to us, which may enable them to produce products of greater interest to consumers or at a more competitive cost.

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

We will provide warranties on certain product sales and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or to replace the products under warranty. We will establish warranty reserves based on our best estimates of warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods. In addition, because our customers rely on secure authentication and identification of cardholders to prevent unauthorized access to programs, PCs, networks, or facilities, a malfunction of or design defect in its products (or even a perceived defect) could result in legal or warranty claims against us for damages resulting from security breaches. If such claims are adversely decided against us, the potential liability could be substantial and have a material adverse effect on our business and operating results. Furthermore, the possible publicity associated with any such claim, whether or not decided against us, could adversely affect our reputation. In addition, a well-publicized security breach involving smart card-based or other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is attributable to our products. Any of the foregoing events could cause demand for our products to decline, which would cause its business and operating results to suffer.

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

Our common stock is currently listed on the NASDAQ Capital Market (“NASDAQ”). In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. Although we are currently in compliance with our listing standards, we have, in the past, fallen out of compliance and may in the future fall out of compliance. If we are unable to maintain compliance with these NASDAQ requirements, our common stock will be delisted from NASDAQ.

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

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

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

Properties

Our principal executive offices are located in Melbourne, Florida. On October 3, 2014, the Company entered into a lease agreement for this office space, which includes customer service and warehouse space. The lease term which commenced on January 1, 2015 is for three years with a current monthly rent of $6,837 which includes the base rent, an escrow for taxes and insurance, common area maintenance charges and applicable sales tax.

We also retain an office in Oxford, Connecticut. On September 12, 2014, the Company entered into a lease agreement for this office space. The lease term commenced on October 1, 2014 and the lease term was for two years. The Company is currently leasing this office space on a month-to-month basis with a monthly rent of $2,450.

On October 16, 2013, the Company entered into a lease agreement for office space in Palm Bay, Florida. The term of the lease commenced on May 1, 2014 and is for three years with a monthly rent of $1,250 per month in the first year, increasing 3% annually thereafter.

As a result of the LogicMark acquisition on July 25, 2016, we assumed two facility leases. One of the leases is for office space located in Plymouth, Minnesota. This lease agreement expires in February 2018 and the current monthly rent is $1,170. In addition, LogicMark also subleases office and warehouse space located in Louisville, Kentucky. The monthly rent for the space is $8,850 and this sublease agreement is due to expire in July 2017.

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

Reverse Stock Split

On September 1, 2016, our board of directors and stockholders approved a resolution to amend the Company’s Certificate of Incorporation and to authorize the Company to effect a reverse split of the Company’s outstanding common stock at a ratio of a 1-for-10 (the “Reverse Split”). On September 9, 2016, the Company effected the Reverse Split. Upon effectiveness of the Reverse Split, every 10 shares of outstanding common stock decreased to one share of common stock. In addition, the reverse split adjusted all outstanding warrants, options, and convertible instruments but did not change the number of authorized shares. Throughout this report, the Reverse Split was retroactively applied to all periods presented.

Price Range of Common Stock

The following tables show, for the periods indicated, the high and low bid prices per share of our common stock as reported by NASDAQ for the period January 1, 2015 through December 31, 2016. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	2016
	High	Low
1st Quarter ended March 31, 2016	$13.50	$2.20
2nd Quarter ended June 30, 2016	$5.90	$3.20
3rd Quarter ended September 30, 2016	$6.49	$2.91
4th Quarter ended December 31, 2016	$4.38	$2.35

	2015
	High	Low
1st Quarter ended March 31, 2015	$42.00	$21.30
2nd Quarter ended June 30, 2015	$32.00	$22.70
3rd Quarter ended September 30, 2015	$24.30	$7.90
4th Quarter ended December 31, 2015	$11.90	$1.60

Holders

As of April 6, 2017, there were approximately 76 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

On July 25, 2016, the Company closed a private placement (the “July 2016 Offering”) of shares of its Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) and warrants (the “July 2016 Warrants”) to purchase 562,500 shares of the Company’s common stock. The Company sold 4,500,000 shares of Series B Preferred Stock at a price of $1.00 per share, and received gross proceeds from the offering, before deducting placement agent fees and other offering expenses payable by the Company, of approximately $4,500,000. The conversion price of the Series B Preferred Stock is $4.00. The July 2016 Warrants will be exercisable beginning on January 25, 2017, and will be exercisable for a period of five (5) years. The exercise price with respect to the July 2016 Warrants is $7.50 per share. Holders of the Series B Preferred stock shall be entitled to receive from the first date of issuance of the Series B Preferred Stock cumulative dividends at a rate of 25% Per annum on a compounded basis, which dividend amount shall be guaranteed. Accrued and unpaid dividends shall be at the Company’s option, in cash, shares of common stock, or additional share of Series B Preferred Stock.

On November 29, 2016, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with certain holders of a portion of the Original LogicMark Notes (the “Holders”) pursuant to which the Company exchanged with the Holders of $1,500,000 of Original Notes held by the Holders in exchange for: (i) an aggregate principal amount of $1,500,000 of new secured subordinated promissory notes (the “Exchange Notes”) and (ii) warrants (the “Warrants”, and together with the Exchange Notes, the “Exchange Securities”) convertible into 500,000 shares of common stock of the Company, par value $0.0001 (the “Common Stock”). The Holders purchased the $1,500,000 of Original Notes from LogicMark prior to this transaction. The Exchange Notes will mature on November 29, 2017 and accrue interest at a rate of 15.0% per annum. The Exchange Notes are convertible at any time, in whole or in part, at the option of the Investors into shares of Common Stock at a conversion price of $3.00 per share (the “Conversion Price”). The Conversion Price is subject to adjustment for stock dividends, stock splits, combinations or similar events.

The conversion option embedded in the convertible exchange notes was determined to contain beneficial conversion features, resulting in the bifurcation of those features as an equity instrument (resulting in a debt discount) at issuance. After allocation of the gross proceeds to the warrants and beneficial conversion feature, the total debt discount recognized was equal to the face of the convertible exchange notes, the debt discount is being amortized over the term of the debt and the Company amortized $133,333 of such debt discount for the year ended December 31, 2016.

The Company may prepay, in whole but not in part, without premium or penalty, the outstanding principal, together with accrued but unpaid interest on the outstanding principal, if any. The Warrants will be exercisable beginning on November 29, 2016, and will be exercisable for a period of five years. The exercise price with respect to the Warrants is $3.00 per share (the “Exercise Price”). The Exercise Price and the amount of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

Item 6.	Selected Financial Data.

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated in the state of Delaware on February 8, 2012. Nxt-ID is an emerging technology company engaged in the development of proprietary products, services and solutions for security that serve multiple end markets, including Security, Healthcare, Finance and Internet of Things (IoT).

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

On July 25, 2016, we completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”). Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration (ii) $2.5 million in a secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”) (iii) 78,740 shares of common stock, which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants,”) to purchase an aggregate of 157,480 shares of common stock (the “LogicMark Warrant Shares”) for no additional consideration. In addition, we may be required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark meets certain gross profit targets set forth in the Interest Purchase Agreement. The LogicMark Note originally was to mature on September 23, 2016 but was extended to October 31, 2016. During 2016 the Company paid down $1,726,031 of the Seller Note with cash generated from operations as well as from the net cash proceeds received of $1,400,000 from the issuance of the convertible exchange notes issued on November 29, 2016. The Note accrues interest at a rate of 15% per annum. The LogicMark Warrants were all exercised on July 27, 2016.

Our innovative MobileBio® security technologies that serve these end markets include encryption and payments, biometrics, security and privacy, sensors and miniaturization. Our core competencies and intellectual property in biometrics, security, sensors, and miniaturization – developed through intensive research and development over the past decade –enable us to target and serve multiple large and growing end markets globally.

We believe that our MobileBio® products will provide distinct advantages within m-commerce market by improving mobile security. Currently most mobile devices continue to be protected simply by PIN numbers. This security methodology is easily duplicated on another device, and can easily be spoofed or hacked. Our security paradigm is Dynamic Pairing Codes (“DPC”). DPC is a new, proprietary method to secure users, devices, accounts, locations and servers over any communication media by sharing key identifiers, including biometric-enabled identifiers, between end-points by passing dynamic pairing codes (random numbers) between end-points to establish sessions and/or transactions without exposing identifiers or keys. The ongoing high-level breaches of personal credit card data demand new securities to offer higher level of consumer protection through the use of biometrics and other proprietary solutions. Our strategic plan envisions using our core biometric facial and voice recognition algorithms to develop security applications (both cloud based and locally hosted) that can be used for companies (for industrial uses, such as enterprise computer networks) as well as individuals (for consumer uses, such as smartphones, tablets or personal computers), law enforcement, the defense industry, and the U.S. Department of Defense. NXT-ID has numerous patents pending. Many of these patents pending focus on tokenization and protection, as well as payment methodology, voice biometrics, and other biometric forms of directed payment.

In healthcare, our business initiatives were bolstered by an acquisition of LogicMark, completed in the third quarter of 2016. LogicMark serves a market that enables two-way communication, sensors, biometrics and security to make home care for chronic medical conditions, including “aging in place,” a reality. There are three major trends driving this market: 1) an aging population, 2) desire to “age in place” and 3) the acute need to lower cost of care. These trends together have produced a large and growing market for us to serve. LogicMark has built a business around emergency communications in healthcare. We have a strong business with the US Department of Veterans Affairs (VA) today serving veterans who suffer from chronic conditions that often require emergency assistance. This business is steady and growing. Our strategic plan calls for expanding LogicMark’s business into other retail and enterprise channels to better serve the expanding demand for secure and remote healthcare.

Remote healthcare, which includes health monitoring and management using IoT and cloud-based processing, is an emerging area for LogicMark. The long-term trend toward more home-based care is a massive shift that is being driven by demographics (an aging population) and basic economics. People also value autonomy and privacy which are important factors in determining which solutions will suit the market. Consumers are beginning to enjoy the benefits of smart home technologies and online digital assistants. One of the promising applications of our VoiceMatch™ technology is enabling secure commands for restricted medical access. This solution, when coupled with the NXT-ID BioCloud™, combines biometrics with encryption and distributed access control.

Security and privacy concerns are already central to the adoption of IoT solutions that provides a large opportunity for the Company to collaborate and license their technology to the consumer-facing firms that are charging after the IoT opportunity.

In finance, the technology pioneered in the Nxt-ID “Wocket” has continued to develop in both range of capability while shrinking in size. This provides a technology package that can be integrated into a “smart wallet” that has the same technology as Apple Pay or into a card that can be used for a variety of transactions including – magnetic stripe emulation (Wi-Mag), Near Field Communication (NFC), tokens, barcode/QR codes and there can also be an EMV chip and a Bluetooth Beacon for remote sensing and response applications. Versions of this technology package provide a functional and secure “vault” that allows for full consumer control and customization by OEMs and solution providers.

Our finance business is being driven by the development of an innovative smartcard that leverages “Wocket” technology. The smartcard is called “Flye” and it is being developed in partnership with World Ventures Holdings, LLC. (WVH). Flye is poised to finally deliver on the smart card vision that appeared in videos years ago. Flye offers new and unique features compared to any other “smartcards” in the market. It handles the core functions like loading in multiple cards, gathering loyalty points while opening up new opportunities - for example the Bluetooth Beacon makes it simpler for service providers to automatically open doors, provide access, initiate requests or any number of things – all with software. Flye is targeted at WorldVentures members who care about travel, food and entertainment. These concerns demand more than payments and include loyalty programs and security features for peace of mind when traveling. Flye is designed to work in synchrony with the WorldVentures smartphone application. It is a “tethered” solution, albeit a wireless one. WorldVentures has a comprehensive vision for their card that includes the ability to delivery highly tailored membership experience.

With respect to IoT, Nxt-ID has joined the Cisco Solution Partner program to provide biometric and encryption solutions in conjunction with other ecosystem partners. Cisco sees security as integral to IoT. They are integrating security directly into network infrastructure to enable companies to use their IoT networks in a secure fashion.

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

We are an emerging growth company and have incurred net losses since our inception. In order to execute our long-term strategic plan to develop and commercialize our core products we will need to raise additional funds through public or private equity offerings, debt financings, or other means. We can give no assurance that the cash raised subsequent to December 31, 2016 or any additional funds raised will be sufficient to execute our business plan. We can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

We commenced shipping of the Wocket® at the end of the second quarter of 2015, primarily to tech savvy consumers. The implementation of the EMV chip point of sale (“POS”) terminals in the United States has limited the number of POS systems that the Wocket® works at, so we have postponed the full launch of the product in the United States until we are able to implement Near Field Communication (“NFC”) technology on the Wocket® as well as our dynamic magnetic stripe technology. NFC is a similar technology to ApplePay and GooglePay and works at many EMV enabled POS Terminals. We are also pursuing the sale of the Wocket® in certain overseas markets that have not implemented chip cards and where the Wocket® works extremely well. We intend to relaunch Wocket® in the United States once NFC is operational. Current wocket inventory is hardware enabled for this purpose and we are finalizing the software arrangements with banks and major payment companies to implement this technology. We anticipate relaunching the Wocket® in the United States with NFC capability in late 2017 and will accelerate efforts to export the product to suitable overseas markets.

Results of Operations

Year ended December 31, 2016, compared with the year ended December 31, 2015.

Revenue. Our revenues for the year ended December 31, 2016 were $7,736,320 compared to $616,854 for the year ended December 31, 2015. The increase in revenues for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily attributable to the LogicMark acquisition and to a lesser extent the billing to WVH for smart cards and readers as well as engineering and customer support services. The LogicMark operating results are included from the acquisition date of July 25, 2016 through December 31, 2016. Our revenues for the year ended December 31, 2016 also included shipments of the Wocket from new customer orders received during 2016. Our revenues for the year ended December 31, 2015 were related to shipments of the Wocket® to our early access pre-order customers as well as new customer orders placed in 2015. In addition, the revenues for the year ended December 31, 2015 included resale sales of the Wocket® to wholesale customers who resell the Wocket® through their respective distribution channels. The aggregate dollar amount of these resale sales was $167,466. The selling price per unit as it relates to wholesale sales was considerably lower than our direct selling price to our individual customers which negatively impacted our gross profit margin. The sales prices to wholesale customers were significantly discounted in order to accelerate product awareness and adoption of the Wocket®

.

Cost of Revenue. The increase in our gross margin for the twelve months ended December 31, 2016 was primarily attributable to the inclusion of the LogicMark operating results for the period July 25, 2016 through December 31, 2016. Our cost of revenue includes our direct product cost to both our individual customers as well as our wholesale customers. During 2015, our gross margin on sales to our wholesale customers was considerably lower than the gross margin resulting from sales to our individual customers as discussed above.

Our cost of revenue for 2015 also included a write off of excess and obsolete inventory of $343,216 resulting from our transition to Version 2 of the Wocket® which now includes NFC technology. We also recorded an unfavorable book-to-physical inventory adjustment of $131,209 as well as scrap adjustments of $375,699 relating primarily to low early stage production yield. In addition, we recorded a lower of cost or market adjustment of $149,000 in anticipation of our future sales to wholesale customers. We expect that our future selling price to wholesale customers will continue to be less on a per unit basis as compared to our selling price per unit to our direct individual customers. We anticipate our 2017 revenues and gross profit margin increasing over 2016 levels as a result of including the operating results of LogicMark for the entire year as well as increased sales volume of the smart card to WVH.

Operating Expenses. Operating expenses for the year ended December 31, 2016 totaled $10,011,540 and consisted of research and development expenses of $888,187, selling and marketing expenses of $2,881,668 and general and administrative expenses of $6,241,685. The research and development expenses related primarily to salaries and consulting services of $392,991, as well as expenses of $226,293 primarily related to the design and development of the smart card for WVH and manufacturing of the Wocket®. Selling and marketing expenses consisted primarily of salaries and consulting services of $1,326,220, that were paid in both cash and common stock, and advertising and promotional expenses, including trade shows of $519,397. General and administrative expenses for the year ended December 31, 2016 consisted of salaries and consulting services of $1,113,574, accrued management and employee incentives of $600,000, legal, audit and accounting fees of $1,602,083 and fees incurred of $605,228 related to the acquisition of LogicMark. Also included is $352,020 in non-cash stock compensation to vendors and board members.

Operating expenses for the year ended December 31, 2015 totaled $9,717,327 and consisted of research and development expenses of $2,728,518, selling and marketing expenses of $3,423,567 and general and administrative expenses of $3,565,242. The research and development expenses related primarily to salaries and consulting services of $1,446,657, as well as test materials and prototypes of $608,768 necessary for the design, development and manufacturing of the Wocket®. Selling and marketing expenses consisted primarily of salaries of $301,585, and consulting services of $1,471,460, that were paid in both cash and common stock and advertising and promotional expenses, including trade shows of $1,327,657. General and administrative expenses for the year ended December 31, 2015 consisted of salaries and consulting services of $1,023,843, accrued management and employee incentives of $372,000, legal, audit and accounting fees of $405,637 and consulting fees for public relations of $269,540. General and administrative expenses also include $139,921 for the waiver of a provision to satisfy accelerated installments of the December Notes in cash. Also included is $472,590 in non-cash stock compensation to vendors and board members.

Our operating expenses for the year ended December 31, 2016 were approximately $294,000 higher as compared to operating expenses for the year ended December 31, 2015. Our research and development expenses relating to the development of our biometric wallet, as well as our advertising and promotional expenses decreased for the year ended December 31, 2016 versus the comparable 2015 period resulting primarily from the completion of the product development in early 2016. These reductions in operating expenses were offset by higher legal, audit and accounting fees and expenses incurred related to the acquisition of LogicMark, as well as research and development for the WVH smartcard and the inclusion of the operating expenses of LogicMark for the period July 25, 2016 through December 31, 2016.

Net Loss. The net loss for the year ended December 31, 2016 was $12,815,714 and resulted in part from operational expenses of $10,011,540 incurred during the year ended December 31, 2016. The operational expenses were partially offset by favorable gross profit margin stemming primarily from the acquisition of LogicMark. In addition, the net loss was attributable to interest expense incurred of $3,275,059, unfavorable changes in fair value of derivative liabilities of $2,299,020 and a loss on extinguishment of debt of $272,749 resulting from the accelerated installment payments made during the year ended December 31, 2016.

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

Liquidity and Capital Resources

We are an emerging growth company and have generated losses from operations since inception. In order to execute our long-term strategic plan to develop and commercialize our core products, we may need to raise additional funds, through public or private equity offerings, debt financings, or other means. As of December 31, 2016, the Company had cash of $3,299,679.

In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, the Company may need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to December 31, 2016 or any additional funds raised will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all.

Cash Flows

Cash and Working Capital

We have incurred net losses of $12,752,928 and $13,076,854 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company had cash and stockholders’ equity of $3,299,679 and $2,818,731, respectively. At December 31, 2016, the Company had a working capital deficiency of $2,073,523. During the year ended December 31, 2016, the Company raised net proceeds of approximately $7,759,775 through the issuance of Series A and B preferred stock, a short-term promissory note and convertible exchange notes.

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the year ended December 31, 2016, net cash used in operating activities amounted to $950,048, which was comprised of a net loss of $12,752,928, positive adjustments to reconcile net loss to net cash used in operating activities of $5,919,499 and changes in operating assets and liabilities of positive $5,883,381 as compared to net cash used in operating activities of $8,620,672 for the year ended December 31, 2015, which was comprised of a net loss of $13,076,854, positive adjustments to reconcile net loss to net cash used in operating activities of $4,933,745 and changes in operating assets and liabilities of negative $477,563.

Cash Used in Investing Activities

During the year ended December 31, 2016, net cash used in investing activities amounted to $15,934,781 and was related to changes in restricted cash of $1,494,582 which was primarily attributable to the cash proceeds received as a result of the transaction with WVH offset in part by purchases of tooling of $39,073. In addition, the Company used $17,390,290 in cash to acquire LogicMark net of cash acquired. During the year ended December 31, 2015, net cash used in investing activities amounted to $1,888,281 and was comprised of the purchases of equipment and production tooling and molds of $381,767 and changes in restricted cash of $1,506,514 which was primarily attributable to the cash proceeds received as a result of the transaction with WVH (described below).

Cash Provided by Financing Activities

During the year ended December 31, 2016, the Company received net proceeds of $1,869,755 from the issuance of Series A Preferred Stock and $400,000 from the issuance of a promissory note that was converted into Series A Preferred Stock. In addition, the Company received $4,090,000 in net proceeds from the issuance of Series B Preferred Stock. The Company also received net proceeds of $13,906,250 from the revolving credit facility which were used in part to fund the LogicMark acquisition. In addition, the Company also paid down $1,726,031 of the seller’s note that resulted from the LogicMark acquisition with net cash received from the issuance of convertible exchange notes of $1,400,000 as well as cash on hand. During the year ended December 31, 2015, the Company received net proceeds of $8,076,657 from the issuance of common stock, warrants, notes, and $650,000 from the exercise of warrants.

Financings

April 2015 Private Placement

On April 24, 2015, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with a group of accredited investors (the “April Purchasers”) pursuant to which the Company sold to such purchasers an aggregate of $1,575,000 principal amount of secured convertible notes (the “April Convertible Notes”), Class A Common Stock Purchase Warrants (the “Class A Warrants”) to purchase up to 46,875 shares of the Company’s common stock and Class B Common Stock Purchase Warrants (the “Class B Warrants,” and together with the Class A Warrants, the “April Warrants”) to purchase up to 46,875 shares of the Company’s common stock. The April Convertible Notes bear interest at 6% per annum and are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $25.20 per share. The April Warrants are exercisable beginning six (6) months after issuance through the fifth (5th) anniversary of such initial exercisability date. The Class A Warrants have an initial exercise price equal to $30.20 per share and the Class B Warrants have an initial exercise price equal to $50.00 per share. The Company received cash proceeds of $1,481,500 from the issuance of the April Convertible Notes after deducting debt issuance costs of $93,500.

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

As described below, the April Purchasers exchanged the April Convertible Notes into the convertible notes that were issued on December 8, 2015. (The December Notes as defined on page 27 in the December 2015 Private Placement). As a result, the Company incurred a loss on extinguishment of the April Convertible Notes of $635,986 which resulted primarily from the write off of the remaining unamortized note discount and deferred debt issue costs on extinguishment. In order to obtain their consent to issue the December Notes on December 8, 2015, and to effect the exchange, the Company issued to each of the April Purchasers additional December Notes with a face value of $500,000. On December 8, 2015, the total outstanding face amount of these convertible notes was $2,134,850. On December 28, 2015, the note holders accelerated installment repayments in an aggregate amount of $350,000 which the Company satisfied by an issuance of common stock as a result of a waiver by the holders which allowed the Company to issue common stock below $2.50. As a result of this installment, the outstanding amount of the convertible notes held by the April Purchasers was $1,784,850 on December 31, 2015.

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

The conversion price used to convert the entire purchase price into common stock was equivalent to the equity offering price of $17.50 on August 4, 2015 and not the conversion price of $35.00 stipulated in the securities purchase agreement. As a result of the change in the conversion price, the Company recorded additional inducement expense of $100,000 at the time of conversion.

August 2015 Offerings

On August 4, 2015, the Company closed with certain purchasers (the “August 2015 Purchasers”) a public offering (the “August Offering”) providing for the issuance and sale by the Company of 172,143 shares of the Company’s common stock at a price to the public of $17.50 per share (the “Registered Shares”) for an aggregate purchase price of $3,012,500.

In connection with the sale of the Registered Shares, the Company also entered into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”) with the August 2015 Purchasers providing for the issuance and sale by the Company of warrants to purchase 86,072 shares of the Company’s common stock at a purchase price of $0.00000001 per warrant (the “August 2015 Warrants”).  Each August 2015 Warrant shall be initially exercisable on the six (6) month anniversary of the issuance date an exercise price equal to $23.50 per share and have a term of exercise equal to five (5) years from the date on which first exercisable.

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

October 2015 Public Offering

On October 21, 2015, the Company closed on an underwritten public offering of its common stock. The Company offered 150,000 shares of common stock at a price to the public of $7.00 per share. The Company received gross proceeds from the offering, before deducting underwriting discounts and commission and other offering expenses payable by the Company, of approximately $1,050,000. The underwriter was Aegis Capital Corp.

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

December 2015 Private Placement

On December 8, 2015, the Company entered into a securities purchase agreement (the “December Purchase Agreement”) with certain accredited investors (the “December Purchasers”) pursuant to which the Company sold an aggregate of $1,500,000 in principal amount of Senior Secured Convertible Notes (the “December Notes”) for an aggregate purchase price of $1,500,000 (the “December Offering”). The Notes will mature on December 8, 2016 (the “December Maturity Date”), less any amounts converted or redeemed prior to the December Maturity Date. The December Notes bear interest at a rate of 8% per annum. The December Notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $5.50 per share. In case of an Event of Default (as defined in the December Notes), the notes are convertible at 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior fifteen (15) trading days, until such Event of Default has been cured. The conversion price is subject to adjustment for stock dividends, stock splits, combinations or similar events. The Notes are repayable from the earlier of June 7, 2016 or the effective date of the initial registration statement that was filed with this offering, (The Installment Trigger Date). The installment payments are to be made on the lst and 15th calendar day of each month. The amount of each installment is the quotient of the original principal amount divided by the number of installment payments after the Installment Trigger Date and the scheduled Maturity Date on December 7, 2016. The holder of the notes may opt to accelerate two installment amounts in an amount up to twice the regular installment amount. The installment payments may be made in cash or in common stock at 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior fifteen (15) trading days at the option of the Company.

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

As described above, the April Purchasers exchanged the April Convertible Notes into the convertible notes that were issued on December 8, 2015. (The December Notes). As a result, the Company incurred a loss on extinguishment of the April Convertible Notes of $635,986 which resulted primarily from the write off of the remaining unamortized note discount and deferred debt issue costs on extinguishment. In order to obtain their consent to issue the December Notes on December 8, 2015, and to effect the exchange, the Company issued to each of the April Purchasers additional December Notes with a face value of $500,000. On December 8, 2015, the total outstanding principal amount of these convertible notes was $2,134,850. On December 28, 2015, the note holders accelerated installment repayments in an aggregate amount of $350,000 which the Company satisfied by an issuance of common stock as a result of a waiver by the holders which allowed the Company to issue common stock below $2.50. As a result of this repayment, the outstanding amount of the convertible notes held by the April Purchasers was $1,784,850 on December 31, 2015.

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

March 2016 Promissory Note

On March 11, 2016, the Company issued a promissory note with a principal amount of $400,000 to an accredited purchaser (the “March Promissory Note”). The March Promissory Note was converted into the Series A Preferred Stock offering in April 2016.

April 2016 Offering

On April 11, 2016, the Company closed a registered offering (the “April 2016 Offering”) of shares of its Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The Company sold 2,500,000 shares of Series A Preferred Stock at a price of $1.00 per share, and received gross proceeds from the offering, before deducting placement agent fees and other offering expenses payable by the Company, of approximately $2,500,000. Holders of the Series A Preferred stock shall be entitled to receive from the first date of issuance of the Series A Preferred Stock cumulative dividends at a rate of 25% Per annum on a compounded basis, which dividend amount shall be guaranteed. Accrued and unpaid dividends shall be at the Company’s option, in cash, shares of common stock, or additional share of Series A Preferred Stock.

Interest Purchase Agreement

On May 17, 2016, the Company entered into an Interest Purchase Agreement (the “Interest Purchase Agreement”) with LogicMark, LLC (“LogicMark”) and the holders of all of the membership interests (the “Interests”) of LogicMark (the “Sellers”), pursuant to which the Company acquired all of the Interests from the Sellers (the “Transaction”). The Company issued the equivalent of $300,000 in shares of common stock to the Sellers of LogicMark to extend the exclusivity period to June 30, 2016.

Additionally, upon signing the Interest Purchase Agreement the Company issued warrants (the “Warrants”) to the Sellers to acquire an aggregate of up to $600,000 of shares (157,480 shares) of the Company’s common stock for no additional consideration. The Warrants were originally only exercisable if the Transaction did not close by June 30, 2016. Pursuant to an amendment entered into as of July 7, 2016, the Warrants were exercisable as of July 22, 2016.

On July 25, 2016, the issuances of common stock and warrants to the Sellers of LogicMark totaling $900,000 became part of the overall consideration paid to the Sellers to acquire LogicMark.

July 2016 Offering

On July 25, 2016, the Company closed a private placement (the “July 2016 Offering”) of shares of its Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) and warrants (the “July 2016 Warrants”) to purchase 562,500 shares of the Company’s common stock. The Company sold 4,500,000 shares of Series B Preferred Stock at a price of $1.00 per share, and received gross proceeds from the offering, before deducting placement agent fees and other offering expenses payable by the Company, of approximately $4,500,000. The conversion price of the Series B Preferred Stock is $4.00. The July 2016 Warrants will be exercisable beginning on January 25, 2017, and are exercisable for a period of five (5) years. The exercise price with respect to the July 2016 Warrants is $7.50 per share. Holders of the Series B Preferred stock shall be entitled to receive from the first date of issuance of the Series B Preferred Stock cumulative dividends at a rate of 25% Per annum on a compounded basis, which dividend amount shall be guaranteed. Accrued and unpaid dividends shall be at the Company’s option, in cash, shares of common stock, or additional share of Series B Preferred Stock.

November 2016 Exchange

On November 29, 2016, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with certain holders of a portion of the Original LogicMark Notes (the “Holders”) pursuant to which the Company exchanged with the Holders of $1,500,000 of Original Notes held by the Holders in exchange for: (i) an aggregate principal amount of $1,500,000 of new secured subordinated promissory notes (the “Exchange Notes”) and (ii) warrants (the “Warrants”, and together with the Exchange Notes, the “Exchange Securities”) convertible into 500,000 shares of common stock of the Company, par value $0.0001 (the “Common Stock”). The Holders purchased the $1,500,000 of Original Notes from the LogicMark Sellers prior to this transaction. The Exchange Notes will mature on November 29, 2017 and accrue interest at a rate of 15.0% per annum. The Exchange Notes are convertible at any time, in whole or in part, at the option of the Investors into shares of Common Stock at a conversion price of $3.00 per share (the “Conversion Price”). The Conversion Price is subject to adjustment for stock dividends, stock splits, combinations or similar events.

The conversion option embedded in the convertible exchange notes was determined to contain beneficial conversion features, resulting in the bifurcation of those features as an equity instrument (resulting in a debt discount) At issuance. After allocation of the gross proceeds to the warrants and beneficial conversion feature, the total debt discount recognized was equal to the face of the convertible exchange notes, The debt discount is being amortized over the term of the debt and the Company Amortized $133,333 of the debt discount for the year ended December 31, 2016.

The Company may prepay, in whole but not in part, without premium or penalty, the outstanding principal, together with accrued but unpaid interest on the outstanding principal, if any. The Warrants will be exercisable beginning on November 29, 2016, and will be exercisable for a period of five years. The exercise price with respect to the Warrants is $3.00 per share (the “Exercise Price”). The Exercise Price and the amount of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

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

In connection with the Development Agreement, on December 31, 2015, the Company entered into a securities purchase agreement (the “WVH Purchase Agreement”) with WVH providing for the issuance and sale by us of 1,050,000 shares (the “WVH Shares”) of Common Stock and a common stock purchase warrant (the “WVH Warrant”) to purchase 251,250 shares (the “WVH Warrant Shares”) of Common Stock, for an aggregate purchase price of $2,000,000. The WVH Warrant is initially exercisable on the five (5) month anniversary of the issuance date at an exercise price equal to $7.50 per share and has a term of exercise equal to two (2) years and seven (7) months from the date on which first exercisable.

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

In the event that the WVH Registration Statement is filed with the SEC untimely, WVH may be, in addition to being entitled to exercise all rights granted by law and under the WVH Registration Rights Agreement, including recovery of damages, shall be entitled to specific performance of its rights under the WVH Registration Rights Agreement. Pursuant to the WVH Registration Rights Agreement, each of the Company and WVH and agreed that monetary damages would not provide adequate compensation for any losses incurred by reason of a breach by it of any of the provisions of the WVH Registration Rights Agreement and that, in the event of any action for specific performance in respect of such breach, it shall not assert or shall waive the defense that a remedy at law would be adequate. We filed the registration statement on a timely basis; however the filing was subsequently withdrawn. There were no penalties associated with this action.

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

As an emerging growth company within the meaning of the rules under the Securities Act, and we intend to utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we will not have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. In addition, Section 107 of the JOBS Act provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to utilize this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards as they become applicable to public companies.

Basis of Presentation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. The wocket® smart wallet sales comprise multiple element arrangements including both the wocket® smart wallet device itself as well as unspecified future upgrades. The Company offers to all of its end-consumer customers a period of fourteen days post the actual receipt date in which to return their wocket® smart wallet. The Company was unable to reliably estimate returns at the time shipments were made during the twelve months ended December 31, 2016 and 2015, due to lack of return history. Accordingly, the Company has recognized revenue only on those shipments whose fourteen day return period had lapsed by December 31, 2016 or 2015. The Company accrues for the estimated costs associated with the one-year Wocket® warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience. At December 31, 2016 and 2015, such amounts were not material.

Warranty Costs. The Company’s product is sold with a one-year warranty against defects in materials and workmanship under normal use. The Company accrues for the estimated costs associated with the one-year Wocket® warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience. Estimating warranty costs requires significant judgment. To date, warranty claims have been inconsequential and the Company estimates any such claims against sales made to date will be immaterial. Accordingly, no accrual for warranty costs has been recorded at December 31, 2016 and 2015.

Inventory. The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company will adjust the carrying value of the inventory as necessary with the estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. The inventory is valued at the lower of cost or net realizable value with cost determined using the first-in, first-out method.

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

Derivative Financial Instruments. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at the reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates. The conversion feature embedded within Company’s convertible note payable does not have fixed settlement provisions as the conversion price varies based on the trading price of the Company’s common stock and the potential number of common shares to be issued upon conversion is indeterminable up to a maximum of 120,000 shares of common stock. In addition, the January Warrants issued in connection with the January Offering do not have fixed settlement as their exercise prices and may be lowered if the Company conducts an offering in the future at a price per share below the exercise price of the warrants. Accordingly, the conversion feature and warrants have been recognized as derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve (12) months of the balance sheet date.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2016. As discussed below, based on this evaluation, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2016 were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as COSO. Based on our evaluation under the criteria set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

As of December 31, 2016, we have identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions.

As of December 31, 2016, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and not required to provide the report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2016 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions are as follows:

Name	Age	Position	Date First Elected or Appointed
Gino M. Pereira	59	Chief Executive Officer and Director	February 8, 2012
Vincent S. Miceli	59	Vice President and Chief Financial Officer	September 29, 2014
David Tunnell	51	Vice President and Chief Technology Officer	June 25, 2012
Major General David R. Gust, USA, Ret	72	Director	June 25, 2012
Michael J. D’Almada-Remedios, PhD	54	Director	September 26, 2013
Daniel P. Sharkey	60	Director	June 23, 2014
Stanley E. Washington	52	Director	October 8, 2015

Gino M. Pereira, one of our co-founders, has served as the Chief Executive Officer, Chief Financial Officer and director of the Company since its inception. Mr. Pereira has over 30 years of executive, operational and financial experience with technology companies in the United States, Europe and the Far East. He has also helped to develop several technology start-ups as well as served in an executive capacity in a large multinational public company. Mr. Pereira was Chief Financial Officer and later Chief Executive Officer of Technest Holdings Inc., a publicly quoted defense contracting company, from 2004 to 2011. Technest Holdings operated subsidiaries EOIR Technologies, Inc. and Genex Technologies, Inc. Mr. Pereira is a Fellow of the Chartered Association of Certified Accountants (UK) and has an MBA, with a specialty in finance, from the Manchester Business School in England.

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

David Tunnell, one of our co-founders, has served as the Chief Technology Officer of the Company from the date of its inception. Mr. Tunnell is an expert in biometrics and is the inventor of a variety of miniature technologies for remote distributed sensors. Mr. Tunnell has over 23 years of experience in developing high-technology solutions for the US Government. He was the divisional director of 3D identification products at Technest Holdings Inc., from 2003 to 2011. Prior to that he was at the National Security Agency (NSA) serving in operations, support, and development and later at L3 Communications where he served as Director of Engineering, overseeing the development of SIGINT solutions and serving as the primary interface with customers, bridging the gap between customer requirements and system design and engineering. He also managed technical personnel, budgets, schedules, and technical direction. Mr. Tunnell earned a Masters in Technical Management (MSTM) from Johns Hopkins University and a BSEE from the University of Tennessee.

Major General David R. Gust, USA, Ret. has served as a director of the Company from the date of its inception. General Gust presently does consulting work for his own company, David R. Gust & Associates, LLC. Between April 2007 and May 2009, General Gust was the President of USfalcon, a privately-held company working with the U.S. Defense sector, primarily in information technology. Previously, General Gust had served as the Manager for Federal Telecommunications for Bechtel National, Inc. from November 2004 to March 2007. Prior to that, he was the President and Chief Executive Officer of Technical and Management Services Corporation from 2000 to 2004. General Gust retired from the United States Army in 2000 after completing a career of 34 years of service.

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

Michael J. D’Almada-Remedios, PhD had served as a director of the Company since September 26, 2013. Dr. Remedios’ background includes a successful track record of product innovation and development, outsourcing, global platform integration, massive-scale/hyper-growth operations, and building/developing teams from 50 to over 500 people. His key accomplishments at each company consistently show impressive gains in sales, profitability and global expansion into new markets.

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

Prior to February 2009 Dr. Remedios was Chief Technology Officer for Realtor.com and Shopping.com, a subsidiary of eBay, Inc. At Shopping.com he was a member of the eBay Inc. Technology Board for eBay, PayPal and Skype. He was also a key member of the eBay Inc. workgroups for defining and driving the next-generation consumer experience “Finding 2.0”, “on-eBay” and the Advertising and Distributed Commerce Network offering “off-eBay”.

Earlier in his career, he was Global Chief Information Officer for the Travelocity group of companies and President and Chief Operating Officer of Bluelight.com, a subsidiary of Kmart. Dr. Remedios began his career as Vice President and Manager, Systems Integration & Development at Wells Fargo Bank, in the Consumer Banking Group.

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

Mr. Sharkey earned a Bachelor of Arts degree in Economics and Accounting from the College of the Holy Cross in Worcester, Massachusetts. Mr. Sharkey brings valuable experience in finance and administration to the Board and serves as our financial expert.

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

Our Board of Directors currently has the following committees:

Audit – Daniel Sharkey*(1), David R. Gust, Michael J. D’Almada-Remedios, PhD

Compensation – David R. Gust*, Daniel Sharkey, Michael J. D’Almada-Remedios, PhD

Nominating and Governance – David R. Gust*, Daniel Sharkey, Michael J. D’Almada-Remedios, PhD

* — Indicates Committee Chair

(1) — Indicates Committee Financial Expert

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

●	evaluates the independent registered public accounting firm’s qualifications, independence and performance;
●	determines the engagement of the independent registered public accounting firm;
●	reviews and approves the scope of the annual audit and the audit fee;
●	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;
●	approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;
●	reviews our critical accounting policies and estimates; and
●	reviews the audit committee charter and the committee’s performance on an annual basis.

The audit committee operates under a written charter adopted by the Board of Directors that satisfies the applicable standards of NASDAQ.

Our board has determined that Mr. Daniel Sharkey is an Audit Committee Financial Expert as defined by the SEC rules and has the requisite financial sophistication as defined by The NASDAQ Stock Market rules and regulations.

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

Corporate Governance and Nomination Committee

Our Corporate Governance and Nomination committee is responsible for, among other objectives, making recommendations to the Board regarding candidates for directorships; overseeing the evaluation of the board of directors; reviewing developments in corporate governance practices; developing a set of corporate governance guidelines, and reviewing and recommending changes to the charters of other board committees. In addition, the Corporate Governance and Nomination committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board concerning corporate governance matters.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2016, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Form	Description
Gino M. Pereira	4	1 transaction was not reported on a timely basis (upon the disposal of shares)

Item 11.	Executive Compensation.

Summary Compensation Table for Fiscal Years 2016 and 2015

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2016 and 2015 in all capacities for the accounts of our executives, including the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gino M. Pereira,	2016	346,500	-	124,000	-	-	-	19,517	490,017
Chief Executive Officer	2015	330,000	-	-	-	-	-	18,252	348,252
David Tunnell,	2016	277,200	-	62,000	-	-	-	14,400	353,600
Chief Technology Officer	2015	260,000	-	-	-	-	-	14,400	274,400
Vincent S. Miceli,	2016	241,500	-	62,000	-	-	-	14,400	317,900
Chief Financial Officer	2015	200,000	-	-	-	-	-	14,400	214,400

Employment Agreements

Effective October 1, 2015, we extended the employment agreement with Gino M. Pereira, our Chief Executive Officer. The term of the employment agreement is for 3 years and the term began on October 1, 2015. Effective January 1, 2017, Mr. Pereira’s base salary increased to $381,150 from $346,500. The employment agreement also provides for:

●	Payment of all necessary and reasonable out-of-pocket expenses incurred by the executive in the performance of his duties under the agreement.
●	Eligibility to participate in bonus or incentive compensation plans that may be established by the board of directors from time to time applicable to the executive’s services.
●	Eligibility to receive equity awards as determined by the board of directors, or a committee of the board of directors, composed in compliance with the corporate governance standards of any applicable listing exchange.

We do not have employment agreements with Vincent S. Miceli, our Chief Financial Officer or David Tunnell, our Chief Technology Officer.

Outstanding Equity Awards at 2016 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by the named executives as of December 31, 2016. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule. The presentation of the grants on the following table reflect the reverse stock split that was effected on September 9, 2016.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Gino Pereira	-	-	-	-	-	-	$	20,000	$124,000
David Tunnell	-	-	-	-	-	-	$	10,000	$62,000
Vincent S. Miceli	-	-	-	-	-	-	$	10,000	$62,000

Director Compensation for Fiscal 2016

Our non-employee directors receive $60,000 annually for serving on our Board, which is paid quarterly in stock. The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended December 31, 2016.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Major General David R. Gust, USA, Ret.	-	60,000	-	-	-	612	60,612
Michael J. D’Almada-Remedios, PhD	-	60,000	-	-	-	604	60,604
Daniel P. Sharkey	-	60,000	-	-	-	1,055	61,055

(1)	Major General David R. Gust, received 17,235 shares of common stock at an average price of approximately $3.48 per share.
(2)	Michael J. D’Almada-Remedios received 17,235 shares of common stock at an average price of approximately $3.48 per share.
(3)	Daniel P. Sharkey received 17,235 shares of common stock at an average price of approximately $3.48 per share.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 7, 2017 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 7, 2017. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 7, 2017 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and executive officers is c/o Nxt-ID, Inc. 285 North Drive, Suite D, Melbourne, FL 32904.

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percent of class of Common Stock (1)
5% Shareholders:
WorldVentures Holdings, LLC	1,005,000	11.76%

Directors and Officers:
Gino M. Pereira Chief Executive Officer and Director	916,875	10.73%

David Tunnell Chief Technology Officer	769,421	9.01%

Vincent S. Miceli Vice-President and Chief Financial Officer	17,825	*

Major General David R. Gust, USA, Ret. Director	32,114	*

Michael J. D’Almada-Remedios, PhD Director	37,482	*

Daniel P. Sharkey Director	27,102	*

Stanley E. Washington Director	8,000	*

Directors and Officers as a group (7 persons)	1,808,819	21.17%

*	Less than 1%

(1)	Based on 8,543,339 shares of common stock issued and outstanding as of April 7, 2017. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

Equity Compensation Plan Information as of December 31, 2016

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Plan (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	$-	554,045
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	554,045

(1)	Represents the shares authorized for issuance under the Nxt-ID, Inc. 2013 Long-Term Stock Incentive Plan, which was approved by the Company’s shareholders on January 3, 2013. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including Stock Options, Stock Awards, including stock issued to the Board of Directors for serving on the Company’s Board, and Stock Appreciation Rights is limited to 10% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 737,992 for fiscal 2017.

(2)	As of January 1, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Except as described below, during the past three years, there have been no transactions, whether directly or indirectly, between our company and any of our officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members, that exceeded $120,000.

Dr. Michael Remedios is a director of the Company and the Chief Technical Officer of WVH with whom we completed a strategic transaction on December 31, 2015 (see note 7). We do not consider Dr. Remedios to be a related party as he is not an executive officer or a member of WVH and is employed in a technical role. In addition, Dr. Remedios recused himself from any involvement or voting in the transaction between World Ventures and the Company other than to provide input at a technical level.

During the year ended December 31, 2016, we recognized revenue of $1,357,413 from WVH a related party. In addition, our accounts receivable balance included $621,724 due from WVH.

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

Audit Fees

The Company engaged Marcum LLP effective April 2016 as the Company’s independent registered public accounting firm. The aggregate fees billed for professional services rendered for the review of our condensed consolidated financial statements for the first, second and third quarters ended March 31, 2016, June 30, 2016 and September 30, 2016, as well as the fees to be billed for the audit of our annual consolidated financial statements for the year ended December 31, 2016 are expected to be $133,000. In addition, Marcum LLP billed $23,408 during 2016 for professional services related to registration statements and proposed financing arrangements. The aggregate fees billed by KPMG LLP for 2015 audit services rendered, including the audit of our annual consolidated financial statements for the year ended December 31, 2015, the review of our 2015 interim condensed consolidated financial statements and involvement with registration statements including the issuances of comfort letters and consents, were $639,400.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2016 and 2015.

Tax Fees

For the Company’s fiscal year ended December 31, 2016, Marcum LLP did not provide any professional services for tax compliance, tax advice, and tax planning. For the Company’s fiscal year ended December 31, 2015, no tax services were rendered by KPMG LLP.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2016 and 2015.

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

The audited consolidated balance sheets of the Company as of December 31, 2016 and, 2015, the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended, the footnotes thereto, and the respective reports of Marcum LLP and KPMG LLP, both independent registered public accounting firms, are filed herewith.

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

Exhibit No.	Description of Exhibit
3.1(i)	Certificate of Incorporation (1)
3.(i)(a)	Certificate of Amendment to Certificate of Incorporation (16)
3.1(i)(b)	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.1 (i)(c)	Amendment of Certificate of Designations of Series A Convertible Preferred Stock (14)
3.1(i)(d)	Second Certificate of Amendment of Designations of Series A Convertible Preferred Stock (15)
3.1(i)(e)	Certificate of Designations for Series B Convertible Preferred Stock (15)
3.1(ii)	Bylaws (1)
4.1	Form of Warrant Agreement and Form of Warrant (1)
4.2	Form of Warrant for January 2014 Offering (2)
4.3	Form of Agent Warrant for January 2014 Offering (2)
4.4	Form of Warrant for June 2014 and August 2014 Offerings (5)
4.5	Form of Warrant for September 2014 Offering (6)
4.6	Form of Underwriter Warrant for September 2014 Offering (6)
4.7	Form of Class A Warrant (7)
4.8	Form of Class B Warrant (7)
4.9	Form of Warrant for August 2015 Public Offering (8)
4.10	Form of Warrant for December 2015 Agreement with WorldVentures Holdings, LLC (10)
4.11	Form of Warrant for May 2016 Interest Purchase Agreement with LogicMark, LLC (13)
4.12	Form of Warrant for November 2016 Agreement with LogicMark, LLC (18)
4.13	Form of 8% Original Issue Discount Convertible Note for August 2015 Private Placement (8)
10.1 †	2013 Long Term Incentive Plan (1)
10.2 †	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.3 †	Employment Agreement Between Nxt-ID and Gino Pereira (3)
10.4	License Agreement between 3D-ID, LLC and Genex Technologies (1)
10.5	Purchase Agreement between 3D-ID, LLC and Nxt-ID, Inc. (1)
10.6 ††	Manufacturing agreement with Identita Technologies, Inc., dated January 18, 2013 (4)
10.7	Form of Registration Rights Agreement for June 2014 and August 2014 Offerings (5)
10.8	Form of Registration Rights Agreement for April 2015 Offering (7)
10.9*	Form of Placement Agency Agreement for August 2015 Public Offering
10.10	Form of Securities Purchase Agreement for August 2015 Public Offering (8)
10.11	Form of Registration Rights Agreement for August 2015 Public Offering (8)
10.12	Form of Securities Purchase Agreement for August 2015 Private Placement (8)
10.13	Form of Warrant Purchase Agreement for August 2015 Private Placement (8)
10.14	Form of Securities Purchase Agreement for December 2015 Private Placement (9)
10.15	Form of Registration Rights Agreement for December 2015 Private Placement (9)
10.16	Form of Securities Purchase Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (10)
10.17	Form of Registration Rights Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (10)
10.18	Form of Securities Purchase Agreement for April 2016 Registered Direct Offering (11)
10.19	Form of Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (13)
10.20	Form of First Amendment to Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (14)
10.21	Form of Secured Subordinated Promissory Note for July 2016 Agreement with LogicMark, LLC (15)
10.22	Form of Security Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.23	Form of Loan Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.24	Form of Subordination Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.25	Form of Securities Purchase Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.26	Form of Registration Rights Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.27	Form of Forbearance Agreement between Nxt-ID and LogicMark Investment Partners, LLC (17)
10.28	Form of Exchange Note for November 2016 Agreement with LogicMark, LLC (18)
10.29	Form of Exchange Agreement for November 2016 Agreement with LogicMark, LLC (18)
10.30	Form of Intercreditor Agreement for November 2016 Agreement with LogicMark, LLC (18)
10.31	First Amendment to Forbearance Agreement for November 2016 Agreement with LogicMark, LLC (18)
14.1	Code of Ethics (3)
21.1*	List of Subsidiaries
23.1*	Consent of Marcum LLP
23.2*	Consent of KPMG LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Filed herewith.

† Management contract or compensatory plan or arrangement.

†† Confidential treatment has been received for schedules A, C, and D to the agreement

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-184673) with the SEC on January 31, 2013.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 17, 2014.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on February 25, 2014.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-184673) with the SEC on March 25, 2013.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 5, 2014.
(6)	Filed as Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 14, 2014.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 24, 2015.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 30, 2015.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on December 9, 2015.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 4, 2016.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 4, 2016.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 12, 2016.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 20, 2016.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 7, 2016.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 27, 2016.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 12, 2016.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 26, 2016.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 30, 2016.

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

Date: April 13, 2017	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 13, 2017	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: April 13, 2017	By:	/s/ Major General David R. Gust, USA, Ret.
Major General David R. Gust, USA, Ret. Director

Date: April 13, 2017	By:	/s/ Michael J. D’Almada-Remedios, PhD
Michael J. D’Almada-Remedios, PhD
Director

Date: April 13, 2017	By:	/s/ Daniel P. Sharkey
Daniel P. Sharkey
Director

Date: April 13, 2017	By:	/s/ Stanley E. Washington
Stanley E. Washington
Director

Nxt-ID, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders

of Nxt-ID, Inc.

We have audited the accompanying consolidated balance sheet of Nxt-ID, Inc. and Subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nxt-ID, Inc., as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of Nxt-ID, Inc. as of and for the year ended December 31, 2015, were audited by other auditors, whose report, dated April 14, 2016, expressed an unmodified opinion on those consolidated financial statements, which contained an explanatory paragraph as to the Company’s ability to continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has adjusted its 2015 consolidated financial statements to retrospectively apply the reverse stock split to its common stock that occurred subsequent to the year ended December 31, 2015. Also as discussed in Note 2 to the consolidated financial statements, the Company reclassified deferred financing costs from other current assets to convertible notes payable on its balance sheet at December 31, 2015. The other auditors reported on the consolidated financial statements before these retrospective adjustments.

As part of our audit of the 2016 consolidated financial statements, we also audited the adjustments to the 2015 consolidated financial statements to retroactively apply the effects of the reverse stock split that occurred subsequent to the year ended December 31, 2015 and the reclassification of deferred financing costs from other current assets to convertible notes payable on its balance sheet, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to Nxt-ID Inc.’s 2015 consolidated financial statements other than with respect to these adjustments and, accordingly, we do not express an opinion, or any other form of assurance, on the 2015 consolidated financial statements as whole.

Marcum llp

New York, NY

April 13, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nxt-ID, Inc.:

We have audited, before the effects of the adjustments to retrospectively apply the changes in the presentation of deferred debt issuance costs and in share and per-share data as described in note 2, the accompanying consolidated balance sheet of Nxt-ID, Inc. and subsidiary as of December 31, 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. The 2015 consolidated financial statements before the effects of the adjustments discussed in note 2 are not presented herein. The 2015 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 2015 consolidated financial statements, before the effects of the adjustments to retrospectively apply the changes in the presentation of deferred debt issuance costs and in share and per-share data as described in note 2, present fairly, in all material respects, the financial position of Nxt-ID, Inc. and subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the changes in the presentation of deferred debt issuance costs and in share and per-share data as described in note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by a successor auditor.

The accompanying consolidated financial statements as of December 31, 2015 and for the year then ended have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Stamford, Connecticut
April 14, 2016

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
Assets
Current Assets
Cash	$3,299,679	$418,991
Restricted cash	40,371	1,534,953
Accounts receivable	1,218,705	-
Inventory, net	5,341,500	1,767,942
Prepaid expenses and other current assets	1,347,627	986,595
Total Current Assets	11,247,882	4,708,481

Property and equipment:
Equipment	175,537	105,902
Furniture and fixtures	79,062	72,713
Tooling and molds	581,881	390,952
	836,480	569,567
Accumulated depreciation	(456,752)	(196,353)
Property and equipment, net	379,728	373,214

Goodwill	15,479,662	-
Other intangible assets, net of amortization of $318,842 and $0, respectively	8,285,725	-

Total Assets	$35,392,997	$5,081,695
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,070,658	$1,333,137
Accrued expenses	2,901,672	641,438
Customer deposits	6,068,894	8,729
Short-term debt	773,969	-
Convertible notes payable, net of discount of $1,366,667 and $1,445,342, respectively, and net of deferred debt issuance costs of $123,563 and $52,810, respectively	9,770	1,796,698
Derivative liability conversion feature	-	420,360
Other current liabilities – contingent consideration	1,496,442	-
Total Current Liabilities	13,321,405	4,200,362

Other long-term liabilities – contingent consideration	4,832,028	-
Revolving loan facility, net of deferred debt issuance costs of $769,453	14,230,547	-
Deferred tax liability	190,286	-
Total Liabilities	32,574,266	4,200,362

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value: 10,000,000 shares authorized
Series A preferred stock, $0.0001 par value: 3,125,000 shares designated; 310,268 issued and outstanding (aggregate liquidation preferences of $440,594) as of December 31, 2016	182,851	-
Series B preferred stock, $0.0001 par value: 4,500,000 shares designated; 4,500,000 issued and outstanding (aggregate liquidation preferences of $5,625,000) as of December 31, 2016	4,090,000	-
Common stock, $0.0001 par value: 10,000,000 shares authorized; 7,379,924 and 4,442,528 issued and outstanding, respectively	738	444
Additional paid-in capital	33,204,943	22,787,762
Accumulated deficit	(34,659,801)	(21,906,873)

Total Stockholders’ Equity	2,818,731	881,333

Total Liabilities and Stockholders’ Equity	$35,392,997	$5,081,695

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015
Revenues	$7,736,320	$616,854
Costs of goods sold	4,434,868	1,823,824

Gross Profit (Loss)	3,301,452	(1,206,970)

Operating Expenses
General and administrative	6,241,685	3,565,242
Selling and marketing	2,881,668	3,423,567
Research and development	888,187	2,728,518

Total Operating Expenses	10,011,540	9,717,327

Operating Loss	(6,710,088)	(10,924,297)

Other Income and (Expense)
Interest income	23	727
Interest expense	(3,275,059)	(1,249,961)
Inducement expense	-	(755,000)
Loss on extinguishment of debt	(272,749)	(635,986)
Realized gain on change in fair value of derivative liabilities	-	47,242
Change in fair value of derivative liabilities	(2,299,020)	444,728
Total Other Expense, Net	(5,846,805)	(2,148,250)

Loss before Income Taxes	(12,556,893)	(13,072,547)
Provision for Income Taxes	(196,035)	(4,307)

Net Loss	(12,752,928)	(13,076,854)
Preferred stock dividend	(1,080,741)	-

Net Loss applicable to Common Stockholders	$(13,833,669)	$(13,076,854)

Net Loss Per Share - Basic and Diluted	$(2.24)	$(4.82)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,172,272	2,711,198

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2015	-	$-	2,477,605	$248	$11,565,115	$(8,830,019)	$2,735,344

Exercise of common stock purchase warrants, net of fees			32,500	3	649,997	-	650,000

Issuance of common stock and warrants for cash, net of fees			332,143	33	2,917,345	-	2,917,378

Stock issued related to waiver of installment provisions			58,300	6	139,915	-	139,921

Issuance of common stock for services			254,147	25	2,381,936	-	2,381,961

Issuance of restricted stock to employees			16,000	2	373,832	-	373,834

Release of escrowed common stock to officers			11,833	1	(1)	-	-

Issuance of common stock and warrants in connection with the World Ventures Holding Transaction			1,005,000	100	1,974,422	-	1,974,522

Shares issued in connection with the issuance of convertible notes on December 8, 2015			90,000	9	332,991	-	333,000

Conversion of convertible notes to common stock			140,000	14	183,779	-	183,793

Warrants issued in connection with the issuance of convertible notes on April 23, 2015, net of deferred financing costs			-	-	1,513,434	-	1,513,434

Inducement fees			25,000	3	754,997	-	755,000

Net loss			-	-	-	(13,076,854)	(13,076,854)
Balance - December 31, 2015	-	-	4,442,528	444	22,787,762	(21,906,873)	881,333

Issuance of common stock for services			204,553	21	619,233	-	619,254

Reclassification of remaining conversion feature liability			-	-	1,702,400	-	1,702,400

Issuance of common stock and warrants in connection with the acquisition of Logicmark			78,740	8	899,992	-	900,000

Exercise of common stock purchase warrants in connection with the acquisition of Logicmark			157,480	16	(16)	-	-

Conversion of convertible notes and interest to common stock			1,601,905	160	3,943,261	-	3,943,421

Issuance of Series A preferred stock, net	2,500,000	2,269,775					2,269,775

Conversion of Series A preferred stock and dividends to common stock	(2,189,732)	(2,086,924)	834,718	83	2,461,058	-	374,217

Shares issued in connection with the management incentive plan for 2015			60,000	6	371,994	-	372,000

Issuance of Series B preferred stock, net	4,500,000	4,090,000					4,090,000

Note discount recorded in connection with the issuance of Convertible Exchange notes on November 29, 2016					1,500,000		1,500,000

Net loss			-	-	-	(12,752,928)	(12,752,928)

Preferred stock dividend					(1,080,741)		(1,080,741)
Balance - December 31, 2016	4,810,268	$4,272,851	7,379,924	$738	$33,204,943	$(34,659,801)	$2,818,731

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(12,752,928)	$(13,076,854)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	260,399	183,196
Stock based compensation	1,113,129	1,513,584
Amortization of debt discount	648,365	1,093,371
Amortization of intangible assets	318,842	-
Amortization of discount on contingent consideration	91,682	-
Loss on extinguishment of debt	272,749	635,986
Inducement fees	-	755,000
Non - cash inventory charges	48,405	999,124
Amortization of deferred debt issuance costs	631,994	35,683
Unrealized (loss) gain on change in fair value of derivative liabilities	2,299,020	(444,728)
Realized gain on change in fair value of derivative liabilities	-	(47,242)
Stock issued related to waiver of installment provisions	-	139,921
Deferred taxes	190,286	-
Other	44,628	69,850
Changes in operating assets and liabilities:
Accounts receivable	(721,230)	-
Inventory	(1,055,846)	(2,407,522)
Prepaid expenses and other current assets	(362,399)	400,497
Accounts payable	120,008	1,352,881
Accrued expenses	1,842,683	306,451
Customer deposits	6,060,165	(129,870)
Total Adjustments	11,865,666	4,456,182
Net Cash Used in Operating Activities	(950,048)	(8,620,672)

Cash flows from Investing Activities
Restricted cash	1,494,582	(1,506,514)
Acquisition, net of cash acquired	(17,390,290)	-
Purchase of equipment	(39,073)	(381,767)
Net Cash Used in Investing Activities	(15,934,781)	(1,888,281)

Cash flows from Financing Activities
Proceeds received from issuance of Series A preferred stock, net	1,869,775	-
Proceeds received from issuance of Series B preferred stock, net	4,090,000	-
Proceeds received from short-term promissory note	400,000	-
Pay down of short-term debt	(1,726,031)	-
Proceeds received in connection with issuance of common stock and warrants, net	-	5,114,353
Proceeds received from issuance of convertible exchange notes, net	1,400,000	-
Revolver borrowings, net	13,906,250	-
Payment of Series A preferred stock dividends	(123,457)	-
Proceeds from convertible notes payable	-	2,962,304
Proceeds received in connection with exercise of warrants	-	650,000
Fees paid in connection with equity offerings	(51,020)	-
Net Cash Provided by Financing Activities	19,765,517	8,726,657
Net Increase (Decrease) in Cash	2,880,688	(1,782,296)
Cash - Beginning of Year	418,991	2,201,287
Cash - End of Year	$3,299,679	$418,991

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$930,219	$-
Taxes	$8,764	$1,000
Non-cash financing activities:
Equipment purchases on payment terms	$-	$18,420
Fees incurred in connection with equity offerings	$-	$222,453
Issuance of common stock in connection with accelerated installments of note payable	$3,294,850	350,000
Reclassification of conversion feature liability in connection with note modification	$1,702,400	$-
Commitment shares issued in connection with December 8, 2015 notes	$-	$333,000
Additional convertible notes issued in connection with exchange of April 24, 2015 notes for December 8, 2015 notes	$-	$500,000
Fees incurred in connection with revolving credit facility	$256,250	$-
Issuance of common stock in connection with conversion of interest on convertible notes	$291,588	$-
Issuance of common stock in connection with conversion of Series A preferred stock	$2,189,732	$-
Accrued Series A preferred dividends	$92,442	$-
Accrued Series B preferred dividends	$490,625	$-
Exchange of short-term promissory note for Series A preferred stock	$400,000	$-
Issuance of common stock in connection with conversion of dividends on Series A preferred stock	$374,217	$-

LogicMark Acquisition:
Assets acquired and liabilities assumed:
Current assets, including cash acquired of $109,710	$3,541,323	$-
Property and equipment	227,840	-
Goodwill and other intangible assets	24,084,229	-
Accounts payable and accrued liabilities	(716,604)	-

Net Assets Acquired	27,136,788	-

Less: cash paid to acquire LogicMark	(17,500,000)	-

Non cash consideration	$9,636,788	$-

Non-cash consideration consisted of:
Note payable issued to sellers	$2,500,000	$-
Common stock and warrants issued to sellers	900,000	-
Earn-out provision	6,236,788	-

Non-cash consideration	$9,636,788	$-

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITY

Nxt-ID, Inc. (“Nxt-ID” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. Nxt-ID is a security technology company providing security for finance, assets and healthcare. The Company’s innovative MobileBio solution mitigates risks associated with mobile computing, m-commerce and smart OS-enabled devices. With extensive experience in biometric identity verification, security, privacy, encryption and data protection, payments, miniaturization and sensor technologies, the Company partners with industry leading companies to provide solutions for modern payment and the Internet of Things applications. The Company’s wholly-owned subsidiary, LogicMark, LLC (“LogicMark”), manufactures and distributes non-monitored and monitored personal emergency response systems sold through the United States Department of Veterans Affairs, healthcare durable medical equipment dealers and distributors and monitored security dealers and distributors.

The Company operates its business in one segment, Hardware and Software Security Systems and Applications. The Company evaluates the performance of its business on, among other things, profit and loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes and amortization related to certain intangible assets.

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

On July 25, 2016, the Company completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “Logicmark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”). Pursuant to the Interest Purchase Agreement, the Company acquired all of the membership interests of Logicmark from the Logicmark Sellers for (i) $17.5 million in cash consideration (ii) $2.5 million in a secured promissory note (the “Logicmark Note”) issued to Logicmark Investment Partners, LLC, as representative of the Logicmark Sellers (the “Logicmark Representative”) (iii) 78,740 shares of common stock, which were issued upon signing of the Interest Purchase Agreement (the “Logicmark Shares”), and (iv) warrants (the “Logicmark Warrants,”) to purchase an aggregate of 157,480 shares of common stock (the “Logicmark Warrant Shares”) for no additional consideration. In addition, the Company may be required to pay the Logicmark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark meets certain gross profit targets set forth in the Interest Purchase Agreement. The Logicmark Note originally was to mature on September 23, 2016 but was extended to April 15, 2017. During 2016 the Company paid down $1,726,031 of the Seller Note with cash generated from operations as well as from the net cash proceeds received of $1,400,000 from the issuance of the convertible exchange notes issued on November 29, 2016. The Note accrues interest at a rate of 15% per annum. The Logicmark Warrants were all exercised on July 27, 2016.

NOTE 2 - RECLASSIFICATION OF DEFERRED DEBT ISSUANCE COSTS AND Reverse Stock Split

On September 1, 2016, the Company’s board of directors and stockholders approved a resolution to amend the Company’s Certificate of Incorporation and to authorize the Company to effect a reverse split of the Company’s outstanding common stock at a ratio of 1-for-10 (the “Reverse Split”). On September 9, 2016, the Company effected the Reverse Split. Upon effectiveness of the Reverse Split, every 10 shares of outstanding common stock decreased to one share of common stock. Throughout this report, the Reverse Split was retroactively applied to all periods presented.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which provides guidance for simplifying the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance will be effective for fiscal years beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The standard requires application on a retrospective basis and represents a change in accounting principle. In addition, in August 2015, Accounting Standards Update 2015-15, Interest - Imputation of Interest (“ASU 2015-15”), was released, which codified guidance pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. In accordance with the 2016 adoption of Accounting Standards Update 2015-03, the Company revised the presentation of its previously reported December 31, 2015 Consolidated Balance Sheet to reflect a deduction of $52,810 of deferred debt issuance costs from the amount of convertible notes payable previously presented.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LIQUIDITY AND MANAGEMENT PLANS

The Company is an emerging growth entity and incurred net losses of $12,752,928 during the year ended December 31, 2016. As of December 31, 2016 the Company had a working capital deficiency of $2,073,523 and stockholders’ equity of $2,818,731. As of December 31, 2015, the Company had substantial doubt about its ability to continue as a going concern as it had no revenues and required additional cash to execute its business plan. The accompanying 2015 financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2016, the Company had alleviated this concern as it had raised additional capital and acquired a profitable revenue generating subsidiary, LogicMark LLC. In addition the Company began to recognize revenues from its contract with World Ventures Holdings Inc. In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, fulfill its product development commitments and fund its obligations as they come due, the Company may need to raise additional funds, through public or private equity offerings, debt financings, or other means.

During the twelve months ended December 31, 2016, the Company raised $1,869,775 in net proceeds from the issuance of the Company’s Series A Convertible Preferred Stock, $0.0001 par value (the “Series A Preferred Stock”) and $400,000 from the issuance of a promissory note that was converted into Series A Preferred Stock. In addition, the Company received $4,090,000 in net proceeds from the issuance of the Company’s Series B Convertible Preferred Stock, $0.0001 par value (the “Series B Preferred Stock”). However, the Company can give no assurance that any cash raised subsequent to December 31, 2016 will be sufficient to execute its business plan or meet its obligations. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions included those related to the fair value of acquired assets and liabilities, stock based compensation, derivative instruments, income taxes and inventories, and other matters that affect the consolidated financial statements and disclosures. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiaries, 3D-ID and LogicMark. Intercompany balances and transactions have been eliminated in consolidation.

CASH

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. At December 31, 2016 and 2015, the Company had no cash equivalents.

RESTRICTED CASH

At December 31, 2016 and 2015, the Company had restricted cash of $40,371 and $1,534,953, respectively. The restricted cash balance at December 31, 2015 included $1,500,000 received on December 31, 2015 as a result of the World Ventures Holdings transaction, described elsewhere in the notes to these consolidated financial statements. Restricted cash also includes amounts held back by the Company’s third party credit card processor for potential customer refunds, claims and disputes.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its cash balances in large well-established financial institutions located in the United States. At times, the Company’s cash balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

During the year ended December 31, 2016, the Company recognized revenue of $1,357,413 from WVH a related party. At December 31, 2016, the Company’s accounts receivable balance included $621,724 due from WVH.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. The Company’s wocket® smart wallet sales comprise multiple element arrangements including both the wocket® smart wallet device itself as well as unspecified future upgrades. The Company offers to all of its end-consumer customers a period of fourteen days post the actual receipt date in which to return their wocket® smart wallet. The Company was unable to reliably estimate returns at the time shipments were made during the year’s ended December 31, 2016 and 2015 due to lack of return history. Accordingly, the Company has recognized revenue only on those shipments whose fourteen day return period had lapsed by December 31, 2016 or 2015. Such sales during the fourteen day period ending December 31, 2016 or 2015 were not material. The Company accrues for the estimated costs associated with the one year wocket® smart wallet warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience. At December 31, 2016 and 2015, such amounts were not material.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in cost of goods and were not material for either the years ended December 31, 2016 or 2015.

Accounts Receivable

For the year ended December 31, 2016, the Company’s revenues included shipments of the wocket® smart wallet to customers who placed orders in 2016. For the year ended December 31, 2015, the Company’s revenues related to shipments of the wocket® smart wallet to customers who pre-ordered the product in 2014 as well as to those customers who ordered the product in 2015. In addition, the revenues for the year ended December 31, 2016 and 2015 included resale sales of the wocket® smart wallet to retail customers who resell the wocket® smart wallet through their respective distribution channels. The aggregate amount of these resale sales was $33,540 and $167,164 for the years ended December 31, 2016 and 2015, respectively. The terms and conditions of these sales provide the retail customers with trade credit terms. In addition, these sales were made to the retailers with no rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At December 31, 2016, the Company had no allowance for doubtful accounts.

INVENTORY

Effective October 1, 2015 for application prospectively, the Company adopted FASB Accounting Standards Update No. 2015-11, simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory is measured at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Previously, inventory was measured at the lower of cost or market. The Company adopted ASU 2015-11 in connection with its fourth quarter 2015 inventory valuation review, and prompted by the impact of EMV chip point of sale and Nearfield Communication technologies on our business. As a result, the Company’s fourth quarter 2015 inventory valuation charges were determined based upon our inventory’s net realizable value.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. The inventory is valued at the lower of cost or net realizable value with cost determined using the first-in, first-out method. As of December 31, 2016 inventory was comprised of $3,797,499 in raw materials and $1,544,001 in finished goods on hand. As of December 31, 2015 inventory was comprised of $1,587,653 in raw materials and $180,289 in finished goods on hand. As an emerging growth company, the Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of December 31, 2016 and 2015, $1,089,770 and $49,103, respectively of prepayments made primarily for raw materials inventory is included in prepaid expenses and other current assets on the consolidated balance sheet.

LONG-LIVED ASSETS

Long-lived assets, such as property and equipment, goodwill and other intangibles are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360-10-35-17 through 35-35 “Measurement of an Impairment Loss.” The Company assesses the impairment of the assets based on the undiscounted future cash flow the assets are expected to generate compared to the carrying value of the assets. If the carrying amount of the assets is determined not to be recoverable, a write-down to fair value is recorded. Management estimates future cash flows using assumptions about expected future operating performance. Management’s estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to the Company’s business operations.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Goodwill

On July 25, 2016, the Company recorded goodwill of $15,479,662 as a result of the LogicMark acquisition. The Company will begin testing goodwill for impairment annually in the third quarter of each year using data as of August 1 of that year. Authoritative accounting guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the more detailed two-step quantitative goodwill impairment test. The Company performs the quantitative test if its qualitative assessment determined it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting units or assets. The quantitative goodwill impairment test, if necessary, is a two-step process. The first step is to identify the existence of a potential impairment by comparing the fair value of a reporting unit (the estimated fair value of a reporting unit is calculated using a discounted cash flow model) with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined using the same approach as employed when determining the amount of goodwill that would be recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

Other Intangible Assets

The Company’s intangible assets are all related to the LogicMark acquisition and are included in other intangible assets in the Company’s consolidated balance sheet at December 31, 2016. The Company had no intangible assets at December 31, 2015.

At December 31, 2016, the other intangible assets are comprised of patents with a fair value of $3,936,612; trademarks with a fair value of $1,230,002; and customer relationships with a fair value of $3,119,111. The Company will amortize these intangible assets using the straight line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the twelve months ended December 31, 2016, the Company had amortization expense of $318,842 related to the intangible assets.

Amortization expense estimated for each of the next five fiscal years, 2017 through 2021 will be approximately $764,000 per year.

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

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt using the straight line method which approximates the interest rate method. See Note 7.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates. The conversion feature embedded within Company’s convertible note payable does not have fixed settlement provisions as the conversion price varies based on the trading price of the Company’s common stock and the potential number of common shares to be issued upon conversion is indeterminable up to a maximum of 120,000 shares of common stock. In addition, the warrants issued in connection with the Offering (as defined in Note 8) do not have fixed settlement provisions as their exercise prices may be lowered if the Company conducts an offering in the future at a price per share below the exercise price of the warrants. Accordingly, the conversion feature and warrants have been recognized as derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. (See Note 8.)

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

STOCK-BASED COMPENSATION

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests or becomes non-forfeitable. Non-employee stock-based compensation charges are amortized over the vesting period or as earned. The Company generally issues new shares of common stock to satisfy conversion and warrant exercises.

NET LOSS PER SHARE

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities of 2,581,104 realizable from the convertible Series A and Series B Preferred Stock (defined below), 575,000 from the convertible exchange notes and from the exercise of 1,829,049 warrants as of December 31, 2016 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of December 31, 2015, potentially dilutive securities realizable from the conversion of convertible notes and related accrued interest and from the exercise of 761,549 warrants were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

RESEARCH AND DEVELOPMENT

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In May 2016, the FASB issued ASU No. 2016-12 (“ASU 2016-12”), “Revenue from Contracts with Customers (Topic 606): Narrow- Scope Improvements and Practical Expedients.” ASU 2016-12 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective, the amendments in this update affect narrow aspects of Topic 606 including among others: assessing collectability criterion, noncash consideration, and presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating the effect that ASU 2016-12 will have on the Company’s financial position and results of operations.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), amending FASB Accounting Standards Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this standard did not have a material impact on its consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), which defers the effective date of FASB's revenue standard under ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. As a result of ASU 2015-14, the guidance under ASU 2014-09 shall apply for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. As permitted under the standard, the Company plans to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach and recognize the cumulative effect to existing contracts in opening retained earnings on the effective date. The Company is currently reviewing and evaluating this guidance and its impact on its consolidated financial statements.

Note 5 – acquisition of logicmark llc

On July 25, 2016, the Company completed the acquisition of LogicMark. The Company determined that as of July 25, 2016, it was more likely than not that these gross profit targets as it relates to the contingent considerations would be achieved and any fair value adjustment of the earnout was due to time value of the payout.

On July 25, 2016, and in order to fund part of the proceeds of the LogicMark acquisition, the Company and a group of lenders, including ExWorks Capital Fund I, L.P. as agent for the lenders (collectively, the “Lenders”), entered into a Loan and Security Agreement (the “Loan Agreement”), whereby the Lenders extended a revolving loan (the “Revolving Loan”) to the Company in the principal amount of $15,000,000 (the “Debt Financing”). The Company incurred $1,357,356 in deferred debt issue costs related to the revolving loan. At December 31, 2016 the unamortized balance of those deferred debt issue costs was $769,453. The maturity date of the Revolving Loan is July 25, 2017, and the Revolving Loan bears interest at a rate of 15% per annum.

The Loan Agreement contains customary covenants, including an EBITDA requirement and a fixed change ratio, as defined in the agreement. As of December 31, 2016, the Company was in compliance with such covenants.

The Company has the ability to extend the Revolver for two additional years at its sole discretion with no subjective acceleration by the lender, provided the Company is not in default on the loan. The Company intends to exercise the option to extend the maturity date and accordingly, the Company has classified the Revolver as a non-current liability as of December 31, 2016.

On September 23, 2016, the Company entered into a forbearance agreement with LogicMark Investment Partners, LLC (the “Lender”) in connection with a Secured Subordinated Promissory Note originally issued on July 22, 2016 in the amount of $2,500,000 which expired on September 22, 2016 (the “Note”). The Company formally requested that the Lender extend the Note on September 20, 2016, and finalized the amendment on September 23, 2016.

Under the terms of the forbearance agreement, the Lender agreed to extend the Note and the Company agreed to pay to the Lender in immediately available funds: (i) $250,000 on September 23, 2016; (ii) $100,000 on October 24, 2016; and (iii) $1,150,000, plus all accrued and unpaid interest due under the Note on October 31, 2016. The Company also agreed to reduce the Escrow Amount (as defined in the Purchase Agreement) by a total of $500,000, and to make certain other changes to the definition of “Escrow Amount” in the Purchase Agreement. The Company also agreed to make certain representations and warranties in respect of the Lender’s forbearance. The Logic Note originally was to mature on September 23, 2016 but was extended to April 15, 2017.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – acquisition of logicmark llc (CONTINUED)

Allocation of Purchase Price

The purchase price to acquire Logicmark was $27,136,788 of which $17,500,000 was paid by the Company in cash and $9,636,788 in non-cash consideration.

The non-cash consideration was comprised of a $2,500,000 seller note, $900,000 of common stock and warrants issued to the sellers and $6,236,788 in earn-out provisions. At the date of acquisition, the earn-out provisions were discounted using a prime borrowing rate of 3.5%.

The purchase price was allocated to the tangible and identifiable assets acquired and liabilities assumed of LogicMark based upon their estimated fair values. The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill. The Company completed its analysis of the fair value of the net assets acquired through the use of an independent valuation firm and management’s estimates. The following table summarizes the final assessment of the estimated fair values of the identifiable assets acquired and liabilities assumed net of cash acquired, as of the date of acquisition of July 25, 2016.

Cash	$109,710
Accounts receivable	494,591
Inventories	2,566,117
Other current assets	370,905
Property and equipment	227,840
Goodwill	15,479,662
Intangible assets	8,604,567
Assets acquired	27,853,392

Accounts payable	507,857
Accrued liabilities	208,747
Liabilities assumed	716,604

Net assets acquired	$27,136,788

Pro Forma Financial Information

The following table summarizes the unaudited pro forma financial information assuming that the LogicMark acquisition occurred on January 1, 2015, and its results had been included in the Company’s financial results for the twelve months ended December 31, 2016 and 2015. The pro forma combined amounts are based upon available information and reflect a reasonable estimate of the effects of the LogicMark acquisition for the periods presented on the basis set forth herein. The following unaudited pro forma combined financial information is presented for informational purposes only and does not purport to represent what the financial position or results of operations would have been had the LogicMark acquisition in fact occurred on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods.

	Twelve months ended
	December 31,
	2016	2015
	(unaudited)
Pro forma:
Net Sales	$15,673,801	$11,702,194
Net Loss applicable to Common Stockholders	$(13,671,124)	$(16,394,632)
Net Loss Per Share - Basic and Diluted applicable to Common Stockholders	$(2.22)	$(6.05)

The unaudited pro forma net loss attributable to Nxt-ID, Inc. has been calculated using actual historical information and is adjusted for certain pro forma adjustments based on the assumption that the LogicMark acquisition and the application of fair value adjustments to intangible assets occurred on January 1, 2015. For the twelve months ended December 31, 2016, the pro forma financial information excluded the acquisition-related expenses of $605,228, which are included in the actual reported results, but excluded from the pro forma amounts above due to their nonrecurring nature. In addition, the pro forma adjustments for the twelve months ended December 31, 2016 include the following adjustments, (a) amortization expense related to the acquired intangible assets of $731,242; (b) interest expense including the amortization of deferred debt issue costs of $2,851,185; (c) reduction in depreciation expense of $35,543; and (d) amortization of the inventory fair value adjustment of $945,212.

For the twelve months ended December 31, 2015, the pro forma financial information reflects the following adjustments; (a) amortization expense related to the acquired intangible assets of $731,242; (b) interest expense including the amortization of deferred debt issue costs of $4,735,767; (c) reduction in depreciation expense of $29,948; and (d) amortization of the inventory fair value adjustment of $945,212.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2016	2015
Salaries and payroll taxes	$77,037	$18,380
Reimbursable expenses	5,000	5,000
Consulting fees	25,547	32,173
Audit fees	-	35,000
Merchant bank fees	31,124	-
Rent	1,147	3,077
State income taxes	1,135	4,150
Legal fees	7,568	81,281
Management incentives	604,125	372,000
Interest expense	691,684	45,100
Dividends – Series A & B preferred stock	583,067	-
Liquidated damages – Series B preferred stock	360,000	-
Finder’s fees	256,250	-
Other	257,988	45,277
Totals	$2,901,672	$641,438

NOTE 7 - CONVERTIBLE NOTES PAYABLE

November 2016 Exchange

On November 29, 2016, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with certain holders of a portion of the Original LogicMark Notes (the “Holders”) pursuant to which the Company exchanged with the Holders of $1,500,000 of Original Notes held by the Holders in exchange for: (i) an aggregate principal amount of $1,500,000 of new secured subordinated promissory notes (the “Exchange Notes”) and (ii) warrants (the “Warrants”, and together with the Exchange Notes, the “Exchange Securities”) convertible into 500,000 shares of common stock of the Company, par value $0.0001 (the “Common Stock”). The Holders purchased the $1,500,000 of Original Notes from LogicMark Investment prior to this transaction. The Exchange Notes will mature on November 29, 2017 and accrue interest at a rate of 15.0% per annum. The Exchange Notes are convertible at any time, in whole or in part, at the option of the Investors into shares of Common Stock at a conversion price of $3.00 per share (the “Conversion Price”). The Conversion Price is subject to adjustment for stock dividends, stock splits, combinations or similar events.

The conversion option embedded in the convertible exchange notes was determined to contain beneficial conversion features, resulting in the bifurcation of those features as an equity instrument (resulting in a debt discount) At issuance. After allocation of the gross proceeds to the warrants (discussed below) and beneficial conversion feature, the total debt discount recognized was equal to the face of the convertible exchange notes, The debt discount is being amortized over the term of the debt and the Company Amortized $133,333 of the debt discount for the year ended December 31, 2016.

The Company may prepay, in whole but not in part, without premium or penalty, the outstanding principal, together with accrued but unpaid interest on the outstanding principal, if any. The Warrants will be exercisable beginning on November 29, 2016, and will be exercisable for a period of five years. The exercise price with respect to the Warrants is $3.00 per share (the “Exercise Price”). The Exercise Price and the amount of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

December 2015 Private Placement

On December 8, 2015, the Company entered into a securities purchase agreement (the “December Purchase Agreement”) with certain accredited investors (the “December Purchasers”) pursuant to which the Company sold an aggregate of $1,500,000 in principal amount of Senior Secured Convertible Notes (the “December Notes”) for an aggregate purchase price of $1,500,000 (the “December Offering”). The Notes matured on December 8, 2016 (the “December Maturity Date”), less any amounts converted or redeemed prior to the December Maturity Date. The December Notes bear interest at a rate of 8% per annum. The December Notes were convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.35 per share, as modified. In case of an Event of Default (as defined in the December Notes), the notes are convertible at 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior fifteen (15) trading days, until such Event of Default has been cured. The conversion price is subject to adjustment for stock dividends, stock splits, combinations or similar events. The Notes are repayable from the earlier of June 7, 2016 or the effective date of the initial registration statement that was filed with this offering, (The Installment Trigger Date). The installment payments are to be made on the lst and 15th calendar day of each month. The amount of each installment is the quotient of the original principal amount divided by the number of installment payments after the Installment Trigger Date and the scheduled Maturity Date on December 7, 2016. The holder of the notes may opt to accelerate two installment amounts in an amount up to twice the regular installment amount. The installment payments may be made in cash or in common stock at 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior fifteen (15) trading days at the option of the Company.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

As described above, the April Purchasers exchanged the April Convertible Notes plus accrued but unpaid interest into the convertible notes that were issued on December 8, 2015. (The December Notes). As a result, the Company incurred a loss on extinguishment of the April Convertible Notes of $635,986 which resulted primarily from the write off of the remaining unamortized note discount and deferred debt issue costs on extinguishment. In order to obtain their consent to issue the December Notes on December 8, 2015, and to effect the exchange, the Company issued to each of the April Purchasers additional December Notes with a face value of $500,000. On December 8, 2015, the total outstanding principal amount of these convertible notes was $2,134,850. On December 28, 2015, the note holders accelerated installment repayments in an aggregate amount of $350,000 which the Company satisfied by an issuance of common stock as a result of a waiver by the holders which allowed the Company to issue common stock below $2.50. As a result of this repayment, the outstanding amount of the convertible notes held by the April Purchasers was $1,784,850 on December 31, 2015.

The total face amount of the Notes outstanding on December 8, 2015 were $3,644,850.

On December 8, 2015 the Company recorded a debt discount of $1,719,700 and a derivative liability of $912,330.

During December 2015, the holders of the Notes accelerated $350,000 in installments in exchange for common stock as a result of a waiver by the holders which allowed the Company to issue common stock below $2.50. At December 31, 2015, the balance on the Notes outstanding was $3,294,850.

The debt discount is attributable to the value of the separately accounted for conversion feature and common stock issued in connection with the sale of the December Notes. The embedded conversion feature derivatives relate to the conversion option, the installment payments and the accelerated installment option of the December Notes. The embedded derivatives were evaluated under FASB ASC Topic 815-15, were bifurcated from the debt host, and were classified as liabilities in the consolidated balance sheet. The debt discount was amortized using the effective interest method over the term of the December Notes. During the year ended December 31, 2016, the Company recorded $515,032 of debt discount amortization all of which related to the December Notes. For the year ended December 31, 2015, the Company recorded a total of $1,093,371 of debt discount amortization, which was recorded as an interest expense in the consolidated statement of operations. Of this amount, $109,535 related to the December Notes.

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

During the year ended December 31, 2016, the holders of the December Notes accelerated $2,456,679 in installments and $253,028 of interest in exchange for 1,228,828 shares of common stock. During the twelve months ended December 31, 2016, the holders of the December Notes also converted $838,171 of the convertible notes and $38,560 of interest in exchange for 373,077 shares of common stock. At December 31, 2016, the outstanding balance on the December Notes was $0. As it relates to the accelerated installments, the Company incurred a loss on extinguishment of debt of $272,749. The loss on extinguishment of debt was equivalent to the excess fair value of the common stock issued to the holders of the December Notes as compared to the net carrying value of the convertible debt. The fair value of the common stock issued in payment of interest exceeded the amount of interest owed by $34,628. This amount is included as part of interest expense on the consolidated statement of operations.

November 2015, Term Note

On November 25, 2015, the Company issued the Term Note with a principal amount of $200,000 to an accredited purchaser (the “November Purchaser”). The Term Note was scheduled to mature on December 15, 2015. The interest rate was 12% per annum with a minimum guaranteed interest of $10,000. The November Purchaser converted the entire principal amount into the December Offering described above.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

July 2015 Convertible Note

On July 27, 2015, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company sold an aggregate of $222,222 in principal amount of the 8% Convertible Notes for an aggregate purchase price of $200,000. The Company received net proceeds of $200,000 from the sale of the 8% Convertible Notes. The 8% Convertible Notes matured on September 11, 2015 (the “Maturity Date”), less any amounts converted or redeemed prior to the Maturity Date. The 8% Convertible Notes bear interest at a rate of 8% per annum, subject to increase to the lesser of 24% per annum or the maximum rate permitted under applicable law upon the occurrence of certain events of default. The 8% Convertible Notes were convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $35.00 per share, which was subject to adjustment for stock dividends, stock splits, combinations or similar events. The Company was able to prepay in cash any portion of the principal amount of the 8% Convertible Notes and any accrued and unpaid interest.

If such prepayment was made within sixty (60) days after the issuance date of the 8% Convertible Notes, the Company would pay an amount in cash equal to 109% of the sum of the then outstanding principal amount of the note and interest; thereafter, if such prepayment was made, the Company would pay an amount in cash equal to 114% of the sum of the then outstanding principal amount of the note and interest. In the event the Company effects a registered offering either utilizing Form S-1 or Form S-3 (a “Registered Offering”), the Holder would have the right to convert the entire amount of the purchase price into such Registered Offering. On August 4, 2015, the Company closed a Registered Offering and the holder of the 8% Convertible Notes elected to convert the entire purchase price amount into common shares. The conversion price used to convert the entire purchase price into common stock was equivalent to the equity offering price of $17.50 on August 4, 2015 and not the conversion price of $35.00 stipulated in the securities purchase agreement. As a result of the change in the conversion price, the Company recorded additional inducement expense of $100,000 in three months ended September 30, 2015.

April 2015 Private Placement

On April 24, 2015, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with a group of accredited investors (the “April Purchasers”) pursuant to which the Company sold to such purchasers an aggregate of $1,575,000 principal amount of secured convertible notes (the “Convertible Notes”), a Class A Common Stock Purchase Warrant (the “Class A Warrant”) to purchase up to 46,875 shares of the Company’s common stock and a Class B Common Stock Purchase Warrant (the “Class B Warrant,” and together with the Class A Warrant, the “April Warrants”) to purchase up to 46,875 shares of the Company’s common stock. The Convertible Notes bear interest at 6% per annum and are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $25.20 per share. The April Warrants are exercisable beginning six (6) months after issuance through the fifth (5th) anniversary of such initial exercisability date. The Class A Warrant has an initial exercise price equal to $30.20 per share and the Class B Warrant has an initial exercise price equal to $50.00 per share. The Company received cash proceeds of $1,481,500 from the issuance of the Convertible Notes after deducting debt issuance costs of $93,500.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

As described above, the April Purchasers exchanged the April Convertible Notes into the convertible notes that were issued on December 8, 2015. (The December Notes). As a result, the Company incurred a loss on extinguishment of the April Convertible Notes of $635,986 which resulted primarily from the write off of the remaining unamortized note discount and deferred debt issue costs on extinguishment. In order to obtain their consent to issue the December Notes on December 8, 2015, and to effect the exchange, the Company issued to each of the April Purchasers additional December Notes with a face value of $500,000. On December 8, 2015, the total outstanding principal amount of these convertible notes was $2,134,850. On December 28, 2015, the note holders accelerated installment repayments in an aggregate amount of $350,000 which the Company satisfied by an issuance of common stock as a result of a waiver by the holders which allowed the Company to issue common stock below $2.50. As a result of this repayment, the outstanding amount of the convertible notes held by the April Purchasers was $1,784,850 on December 31, 2015.

In exchange for the consents given to the Company by the December Purchasers and the April Purchasers in connection with the consent to the WVH transaction (described below), the December Notes as defined on page F-12 under December 15 Private Placement, the Exchange Notes, and the Additional December Notes were amended. One of the significant amendments was as follows: the notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price the lesser of (a) $5.50 per share and (b) from and after an Event of Default (as defined in the December Notes), 85% of the average of the five (5) lowest daily Weighted Average Prices (as defined in the December Notes) in the prior thirty (30) trading days, until such Event of Default has been cured.

NOTE 8 - DERIVATIVE LIABILITIES

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

The conversion features embedded within the Company’s convertible notes payable issued in connection with December 8, 2015 private placement (as defined in Note 7) did not have fixed settlement provisions on the date they were initially issued because the conversion price could be lowered if certain provisions included in the note agreement occurred before conversion. This liability was included in the Company’s level 3 liabilities.

During 2015, the derivative liabilities were valued using the Monte Carlo simulation model and the following weighted average assumptions on December 8, 2015 and December 31, 2015. During the twelve months ended December 31, 2016, the Company had five separate valuations performed using the Monte Carlo simulation model. The valuations coincided with the number of accelerated installments occurring during the twelve months ended December 31, 2016. All of the 2016 valuations occurred during the first quarter of 2016. The table for 2016 reflects the range of weighted average assumptions used for the 2016 valuations.

	January 12, - March 29,	December 31,
	2016	2015
Embedded Conversion Feature Liability:
Risk-free interest rate	0.46%-0.59%	0.62%
Expected volatility	100.00%	100.00%
Expected life (in years)	0.91-0.70	0.92
Expected dividend yield	-	-
Face Value of convertible notes	$3,209,850 - $1,208,850	3,294,850
Fair value	$ -	$420,360

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DERIVATIVE LIABILITIES (CONTINUED)

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

The Company did not have any liabilities carried at fair value measured as a recurring basis as of December 31, 2016. The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2015:

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

During December 31, 2016 and 2015, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the year ended December 31, 2016	For the year ended December 31, 2015

Beginning liability balance	$420,360	$-
Loss on change in fair value of derivative liabilities	2,299,020	-
Recognition of conversion feature liability	-	912,330
Gain on derivative liabilities resulting from accelerated amortizations	(1,016,980)	-
Net realized gain on conversion feature liabilities	-	(47,242)
Net unrealized gain on conversion feature liabilities	-	(444,728)
Adjustment to additional paid-in capital upon conversion and modification	(1,702,400)	-
Ending balance	$-	$420,360

Other Fair Value Measurements

During the year ended December 31, 2016, the Company recorded $91,682 of interest expense related to the amortization of the discount of the contingent consideration. The fair value measurements were based on significant inputs not observed in the market and thus represented a level 3 measurement.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STRATEGIC AGREEMENTS WITH WORLD VENTURES HOLDINGS

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

In connection with the Development Agreement, on December 31, 2015, the Company entered into a securities purchase agreement (the “WVH Purchase Agreement”) with WVH providing for the issuance and sale by the Company of 1,005,000 shares (the “WVH Shares”) of Common Stock and a common stock purchase warrant (the “WVH Warrant”) to purchase 251,250 shares (the “WVH Warrant Shares”) of Common Stock, for an aggregate purchase price of $2,000,000. The WVH Warrant is initially exercisable on the five (5) month anniversary of the issuance date at an exercise price equal to $7.50 per share and has a term of exercise equal to two (2) years and seven (7) months from the date on which first exercisable. On April 28, 2016, the exercise price of the WVH Warrant was modified to $4.00.

Pursuant to the Development Agreement, WVH retained the Company to design, develop and manufacture a series of Proprietary Products (as defined in the Development Agreement) for distribution through WVH’s network of sales representatives, members, consumers, employees, contractors or affiliates. In conjunction with the Development Agreement, the Company and WVH contractually agreed to dedicate $1,500,000 of the $2,000,000 in total proceeds received by the Company to the development and manufacture of the product for WVH. In addition, any expenditure of the $1,500,000 in proceeds is restricted in that the Company will need prior approval from WVH on a monthly basis in order to fund the estimated expenditures needed for the development of the product for WVH from the $1,500,000. Accordingly, the $1,500,000 is included in the restricted cash balance on the accompanying Balance Sheet at December 31, 2015. During the twelve months ended December 31, 2016, the Company used the entire $1,500,000 in restricted cash received from WVH on December 31, 2015 for the design and development of products specifically for WVH. The expenses related to the design and development of products for WVH during the twelve months ended December 31, 2016 are included in research and development expenses. During the twelve months ended December 31, 2016, the Company received deposits totaling $6,068,894 from WVH against initial purchase orders received from WVH. The deposits received from WVH are included in the consolidated balance sheet line item labeled customer deposits as of December 31, 2016. During the year ended December 31, 2016, the Company recorded revenue of $1,357,413 related to WVH. At December 31, 2016, the Company’s accounts receivable balance included $621,724 due from WVH.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS’ EQUITY

April 2015 Private Placement

On April 24, 2015, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with a group of accredited investors (the “April Purchasers”) pursuant to which the Company sold to such purchasers an aggregate of $1,575,000 principal amount of secured convertible notes (the “April Convertible Notes”), a Class A Common Stock Purchase Warrant (the “Class A Warrant”) to purchase up to 46,875 shares of the Company’s common stock and a Class B Common Stock Purchase Warrant (the “Class B Warrant,” and together with the Class A Warrant, the “April Warrants”) to purchase up to 46,875 shares of the Company’s common stock. The April Convertible Notes bear interest at 6% per annum and are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $25.20 per share. The April Warrants are exercisable beginning six (6) months after issuance through the fifth (5th) anniversary of such initial exercisability date. The Class A Warrant has an initial exercise price equal to $30.20 per share and the Class B Warrant has an initial exercise price equal to $50.00 per share. The Company received cash proceeds of $1,481,500 from the issuance of the Convertible Notes after deducting debt issuance costs of $93,500.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

The conversion price used to convert the entire purchase price into common stock was equivalent to the equity offering price of $17.50 on August 4, 2015 and not the conversion price of $35.00 stipulated in the securities purchase agreement. As a result of the change in the conversion price, the Company recorded additional inducement expense of $100,000 at the time of conversion.

August 2015 Offerings

On August 4, 2015, the Company closed with certain purchasers (the “August 2015 Purchasers”) a public offering (the “August Offering”) providing for the issuance and sale by the Company of 172,143 shares of the Company’s common stock at a price to the public of $17.50 per share (the “Registered Shares”) for an aggregate purchase price of $3,012,500.

In connection with the sale of the Registered Shares, the Company also entered into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”) with the August 2015 Purchasers providing for the issuance and sale by the Company of warrants to purchase 86,072 shares of the Company’s common stock at a purchase price of $0.0000001 per warrant (the “August 2015 Warrants”).  Each August 2015 Warrant shall be initially exercisable on the six (6) month anniversary of the issuance date an exercise price equal to $23.50 per share and have a term of exercise equal to five (5) years from the date on which first exercisable.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

April 2016 Offering

On April 11, 2016, the Company closed a registered offering (the “April 2016 Offering”) of shares of its Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The Company sold 2,500,000 shares of Series A Preferred Stock at a price of $1.00 per share, and received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of $2,500,000. The Company incurred approximately $230,225 of costs associated with the issuance of the Series A Preferred Stock. Holders of the Series A Preferred stock shall be entitled to receive from the first date of issuance of the Series A Preferred Stock cumulative dividends at a rate of 25% Per annum on a compounded basis, which dividend amount shall be guaranteed. Accrued and unpaid dividends shall be at the Company’s option, in cash, shares of common stock, or additional share of Series A Preferred Stock. For the year ended December 31, 2016, the Company recorded Series A Preferred Stock dividends of $590,116. During the year ended December 31, 2016 holders of the Series A Preferred Stock converted $2,662,794 of Preferred Stock and dividends into 834,718 shares of common stock.

July 2016 Offering

On July 25, 2016, the Company closed a private placement (the “July 2016 Offering”) of shares of its Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) and warrants (the “July 2016 Warrants”) to purchase 562,500 shares of the Company’s common stock. The Company sold 4,500,000 shares of Series B Preferred Stock at a price of $1.00 per share, and received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of $4,500,000. The Company incurred approximately $410,000 of costs associated with the issuance of the Series B Preferred Stock. The conversion price of the Series B Preferred Stock is $4.00. The July 2016 Warrants will be exercisable beginning on January 25, 2017, and will be exercisable for a period of five (5) years. The exercise price with respect to the July 2016 Warrants is $7.50 per share. Holders of the Series B Preferred stock shall be entitled to receive from the first date of issuance of the Series B Preferred Stock cumulative dividends at a rate of 25% Per annum on a compounded basis, which dividend amount shall be guaranteed. Accrued and unpaid dividends shall be at the Company’s option, in cash, shares of common stock, or additional share of Series B Preferred Stock. For the year ended December 31, the Company recorded Series B Preferred Stock dividends of $490,625.

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable at December 31, 2015 and 2016:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at January 1, 2015	362,978	$28.00	4.51	$283,828
Issued	431,071	17.80	4.04	-
Exercised	(32,500)	20.00	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at December 31, 2015	761,549	$22.60	3.83	$-
Issued	1,224,980	4.69	4.13	-
Exercised	(157,480)	-	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at December 31, 2016	1,829,049	$12.00	3.92	$-

Long-Term Stock Incentive Plan

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 554,054 at December 31, 2016. During the year ended December 31, 2016, the Company issued 51,705 shares under the plan to three non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $180,000. Also during the year ended December 31, 2016, the Company issued 60,000 shares with an aggregate fair value of $372,000 to executive and certain non-executive employees related to the Company’s 2015 management incentive plan. The aggregate fair value of $372,000 was expensed entirely in 2015. During the year ended December 31, 2015, the Company issued 26,961 shares under the plan to three non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $180,000. Also during the year ended December 31, 2015, the Company issued 5,000 shares with an aggregate fair value of $147,500 to one non-executive employee. These shares were issued with no Company imposed restrictions and as a result, the aggregate fair value of $147,500 was expensed entirely in 2015.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES

As of December 31, 2016, the Company had US federal and state net operating loss (“NOLs”) carryovers of $24,152,902 and $12,469,752, respectively, available to offset future taxable income, which expire beginning in 2033. In addition, the Company had tax credit carryforwards of $187,856 at December 31, 2016 that will be available to reduce future tax liabilities. The tax credit carryforwards will begin to expire beginning in 2033.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control. The Company has determined that a change of control has not occurred as of December 31, 2016 and therefore none of the NOLs are limited under Section 382. The Company has no material uncertain tax positions for any of the reporting periods presented. The Company has filed all of its tax returns for all prior periods through December 31, 2015. As a result, the Company’s net operating loss carryovers will now be available to offset any future taxable income.

The Company is subject to taxation in the United States and various states. As of December 31, 2016 the Company’s tax years post 2012 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2016 the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before December 31, 2013.

The income tax provision consists of the following:

	December 31,
	2016	2015
Current
Federal	$-	$-
State	5,749	4,307
	5,749	4,307
Deferred
Federal	(2,843,866)	(3,543,673)
State	(281,625)	(362,722)
	(3,125,491)	(3,906,395)
Change in valuation allowance	3,315,776	3,906,395
Total income tax provision	$196,035	$4,307

A reconciliation of the effective income tax rate and the statutory federal income tax rate is as follows:

	December 31,
	2016	2015
U.S. federal statutory rate	34.00%	34.00%
State income tax rate, net of federal benefit	1.45	1.81
Inducement expenses	-	(2.33)
Other permanent differences	(10.60)	(3.63)
Less: valuation allowance	(26.41)	(29.88)
Provision for income taxes	(1.56)%	(.03)%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts became deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainties exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2016 and 2015, the change in valuation allowance was $3,315,776 and $3,906,395.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$8,887,756	$6,109,750
Tax credits	187,856	177,909
Accruals and reserves	546,286	315,580
Restricted stock	42,140	4,238
Tangible and intangible assets	62,352	-
Charitable donations	3,738	3,759
Total deferred tax assets before valuation allowance:	$9,730,128	$6,611,236
Valuation allowance	(9,920,414)	(6,604,638)
Deferred tax assets, net of valuation allowance	(190,286)	6,598

Deferred tax liabilities:
Fixed assets	$-	$(6,598)
Convertible debt	-
Total deferred tax liabilities	-	(6,598)

Net deferred tax asset (liability)	$(190,286)	$-

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

On November 12, 2015, the Company received a complaint that one of its technologies infringed upon one or more claims of a patent(s) issued to the claimant. The claimant has subsequently acknowledged that the Company is not currently infringing on their patent(s) as the technology in question is not commercially available at the current time. The Company is in the process of negotiating a future royalty agreement with the claimant should it decide to introduce this technology in the future.

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. Other than as described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the company or any of its subsidiaries, threatened against or affecting the company, or any of its subsidiaries in which an adverse decision could have a material adverse effect upon its business, operating results, or financial condition.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

COMMITMENTS

On September 12, 2014, the Company entered into a lease agreement for office space in Oxford, Connecticut. The term of the lease was for two (2) years with a monthly rent of $2,300 in the first year, increasing to $2,450 per month in the second year. On October 10, 2016, the Company extended the lease term for the office space in Oxford, Connecticut for six additional months with a monthly rent of $2,450. On October 3, 2014, the Company entered into a lease agreement for customer service and warehouse space in Melbourne, Florida. The lease term commenced on January 1, 2015. The term of the lease is for three (3) years with a current monthly rent amount of $6,837 which includes the base rent, an escrow for taxes and insurance, common area maintenance charges and applicable sale tax. As a result of the LogicMark acquisition on July 25, 2016, we assumed two facility leases. One of the leases is for office space located in Plymouth, Minnesota. This lease agreement expires in February 2018 and the current monthly rent is $1,170. In addition, LogicMark also subleases office and warehouse space located in Louisville, Kentucky. The monthly rent for the space is $8,850 and this sublease agreement is due to expire in July 2017. The Company incurred rent expense of $154,194 and $124,698 for the years ended December 31, 2016 and December 31, 2015, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2017	$172,586
2018	2,340
Total future lease obligations	$174,926

Effective October 1, 2015, we extended the employment agreement with Gino M. Pereira, our Chief Executive Officer. The term of the employment agreement is for 3 years and the term began on October 1, 2015. Effective January 1, 2017, Mr. Pereira’s base salary increased to $381,150 from $346,500. The employment agreement also provides for:

●	Payment of all necessary and reasonable out-of-pocket expenses incurred by the executive in the performance of his duties under the agreement.
●	Eligibility to participate in bonus or incentive compensation plans that may be established by the board of directors from time to time applicable to the executive’s services.
●	Eligibility to receive equity awards as determined by the board of directors, or a committee of the board of directors, composed in compliance with the corporate governance standards of any applicable listing exchange.

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On January 3, 2017, the Company issued 6,000 shares of its common stock for the payment of services with a grant date fair market value of $16,680.

On various dates during the first quarter of 2017, purchasers of the Series A Preferred Stock converted in aggregate $306,109 of Series A Preferred Stock and dividends into 130,259 shares of common stock.

On various dates during the first quarter of 2017, purchasers of the Series B Preferred Stock converted in aggregate $1,682,031 of Series B Preferred Stock, dividends and liquidated damages into 762,097 shares of common stock.

On March 28, 2017, the Company issued 27,500 shares of its common stock for the payment of services with a grant date fair market value of $52,250.

On March 28, 2017, the Company issued 237,559 shares of its common stock to certain employees under the 2016 bonus plan.

On March 26, 2017, the Company signed a binding Letter of Intent (“LOI”) with Fit Pay, Inc., a Delaware corporation (“Fit Pay”), regarding the acquisition by the Company of all of the equity of Fit Pay (the “Transaction”). Following the Transaction, Fit Pay will become a wholly owned subsidiary of the Company. The purchase price of the Transaction will consist of: (i) the issuance of 19.99% of the outstanding shares of the capital stock of the Company to the shareholders of Fit Pay; (ii) the issuance by the Company of $2,000,000 worth of non-voting, non-convertible, shares of junior preferred stock to (the “Junior Preferred Stock”) to certain holders of preferred shares of Fit Pay, which Junior Preferred Stock shall earn a cumulative dividend of 5% per annum, which will increase to a dividend of 10% per annum after the Company’s market capitalization is $75,000,000 for greater than thirty (30) consecutive days; and (iii) an earn-out payment to the then former shareholders of Fit Pay of 12.5% of the gross revenue derived from the Seller’s technology by the Company, for the sixteen (16) quarter period beginning on October 1, 2017. The parties intend to negotiate and execute a definitive agreement for the Transaction in accordance with the terms of the LOI.

The definitive agreements will include customary closing conditions including necessary approvals. The Company and Fit Pay have agreed not to initiate or enter into any discussion with any other prospective purchaser of the assets and/or liabilities, or of the stock or business of Fit Pay prior to May 26, 2017.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(i)	Certificate of Incorporation (1)
3.(i)(a)	Certificate of Amendment to Certificate of Incorporation (16)
3.1(i)(b)	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.1 (i)(c)	Amendment of Certificate of Designations of Series A Convertible Preferred Stock (14)
3.1(i)(d)	Second Certificate of Amendment of Designations of Series A Convertible Preferred Stock (15)
3.1(i)(e)	Certificate of Designations for Series B Convertible Preferred Stock (15)
3.1(ii)	Bylaws (1)
4.1	Form of Warrant Agreement and Form of Warrant (1)
4.2	Form of Warrant for January 2014 Offering (2)
4.3	Form of Agent Warrant for January 2014 Offering (2)
4.4	Form of Warrant for June 2014 and August 2014 Offerings (5)
4.5	Form of Warrant for September 2014 Offering (6)
4.6	Form of Underwriter Warrant for September 2014 Offering (6)
4.7	Form of Class A Warrant (7)
4.8	Form of Class B Warrant (7)
4.9	Form of Warrant for August 2015 Public Offering (8)
4.10	Form of Warrant for December 2015 Agreement with WorldVentures Holdings, LLC (10)
4.11	Form of Warrant for May 2016 Interest Purchase Agreement with LogicMark, LLC (13)
4.12	Form of Warrant for November 2016 Agreement with LogicMark, LLC (18)
4.13	Form of 8% Original Issue Discount Convertible Note for August 2015 Private Placement (8)
10.1 †	2013 Long Term Incentive Plan (1)
10.2 †	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.3 †	Employment Agreement Between Nxt-ID and Gino Pereira (3)
10.4	License Agreement between 3D-ID, LLC and Genex Technologies (1)
10.5	Purchase Agreement between 3D-ID, LLC and Nxt-ID, Inc. (1)
10.6 ††	Manufacturing agreement with Identita Technologies, Inc., dated January 18, 2013 (4)
10.7	Form of Registration Rights Agreement for June 2014 and August 2014 Offerings (5)
10.8	Form of Registration Rights Agreement for April 2015 Offering (7)
10.9*	Form of Placement Agency Agreement for August 2015 Public Offering
10.10	Form of Securities Purchase Agreement for August 2015 Public Offering (8)
10.11	Form of Registration Rights Agreement for August 2015 Public Offering (8)
10.12	Form of Securities Purchase Agreement for August 2015 Private Placement (8)
10.13	Form of Warrant Purchase Agreement for August 2015 Private Placement (8)
10.14	Form of Securities Purchase Agreement for December 2015 Private Placement (9)
10.15	Form of Registration Rights Agreement for December 2015 Private Placement (9)
10.16	Form of Securities Purchase Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (10)
10.17	Form of Registration Rights Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (10)
10.18	Form of Securities Purchase Agreement for April 2016 Registered Direct Offering (11)
10.19	Form of Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (13)
10.20	Form of First Amendment to Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (14)
10.21	Form of Secured Subordinated Promissory Note for July 2016 Agreement with LogicMark, LLC (15)
10.22	Form of Security Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.23	Form of Loan Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.24	Form of Subordination Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.25	Form of Securities Purchase Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.26	Form of Registration Rights Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.27	Form of Forbearance Agreement between Nxt-ID and LogicMark Investment Partners, LLC (17)
10.28	Form of Exchange Note for November 2016 Agreement with LogicMark, LLC (18)
10.29	Form of Exchange Agreement for November 2016 Agreement with LogicMark, LLC (18)
10.30	Form of Intercreditor Agreement for November 2016 Agreement with LogicMark, LLC (18)
10.31	First Amendment to Forbearance Agreement for November 2016 Agreement with LogicMark, LLC (18)
14.1	Code of Ethics (3)
21.1*	List of Subsidiaries
23.1*	Consent of Marcum LLP
23.2*	Consent of KPMG LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

52

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Filed herewith.

† Management contract or compensatory plan or arrangement.

†† Confidential treatment has been received for schedules A, C, and D to the agreement

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-184673) with the SEC on January 31, 2013.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 17, 2014.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on February 25, 2014.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-184673) with the SEC on March 25, 2013.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 5, 2014.
(6)	Filed as Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 14, 2014.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 24, 2015.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 30, 2015.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on December 9, 2015.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 4, 2016.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 4, 2016.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 12, 2016.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 20, 2016.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 7, 2016.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 27, 2016.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 12, 2016.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 26, 2016.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 30, 2016.

53