Form 10-Q
period 2017-03-31
Nxt-ID, Inc.
filed 2017-05-15
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2017, there were 9,574,685 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets

Current Assets
Cash	$2,453,085	$3,299,679
Restricted cash	40,371	40,371
Accounts receivable	2,009,392	1,218,705
Inventory, net	5,220,781	5,341,500
Prepaid expenses and other current assets	2,131,466	1,347,627
Total Current Assets	11,855,095	11,247,882

Property and equipment:
Equipment	176,997	175,537
Furniture and fixtures	79,062	79,062
Tooling and molds	581,881	581,881
	837,940	836,480
Accumulated depreciation	(500,934)	(456,752)
Property and equipment, net	337,006	379,728

Goodwill	15,479,662	15,479,662
Other intangible assets, net of amortization of $506,687 and $318,842, respectively	8,097,880	8,285,725
Other long-term assets	100,000	-

Total Assets	$35,869,643	$35,392,997

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$2,290,058	$2,070,658
Accrued expenses	2,436,887	2,901,672
Customer deposits	5,833,662	6,068,894
Short-term debt	773,969	773,969
Convertible notes payable, net of discount of $991,667 and $1,366,667, respectively, and net of deferred debt issuance costs of $95,864 and $123,563, respectively	412,469	9,770
Other current liabilities – contingent consideration	1,500,000	1,496,442
Total Current Liabilities	13,247,045	13,321,405

Other long-term liabilities – contingent consideration	4,870,791	4,832,028
Revolving loan facility, net of deferred debt issuance costs of $428,316 and $769,453, respectively	14,571,684	14,230,547
Deferred tax liability	283,473	190,286
Total Liabilities	32,972,993	32,574,266

Commitment and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock, $0.0001 par value: 10,000,000 shares authorized
Series A preferred stock, $0.0001 par value: 3,125,000 shares designated; 110,525 and 211,424 issued and outstanding (aggregate liquidation preferences of $145,408 and $440,594) as of March 31, 2017 and December 31, 2016, respectively	95,588	182,851
Series B preferred stock, $0.0001 par value: 4,500,000 shares designated; 3,173,308 and 4,500,000 issued and outstanding (aggregate liquidation preferences of $3,966,634 and $5,625,000) as of March 31, 2017 and December 31, 2016, respectively	2,884,184	4,090,000
Common stock, $0.0001 par value: 10,000,000 shares authorized; 8,581,178 and 7,379,924 issued and outstanding, respectively	858	738
Additional paid-in capital	35,306,036	33,204,943
Accumulated deficit	(35,390,016)	(34,659,801)

Total Stockholders’ Equity	2,896,650	2,818,731

Total Liabilities and Stockholders’ Equity	$35,869,643	$35,392,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Revenues	$6,681,297	$42,302
Cost of goods sold	3,172,007	75,155

Gross Profit (Loss)	3,509,290	(32,853)

Operating Expenses
General and administrative	1,360,686	1,126,588
Selling and marketing	996,758	806,518
Research and development	84,944	361,324

Total Operating Expenses	2,442,388	2,294,430

Operating Income (Loss)	1,066,902	(2,327,283)

Other Income and (Expense)
Interest income	-	23
Interest expense	(1,703,930)	(512,667)
Change in fair value of derivative liabilities	-	(2,299,020)
Loss on extinguishment of debt	-	(272,749)
Total Other Expense, Net	(1,703,930)	(3,084,413)

Loss before Income Taxes	(637,028)	(5,411,696)
Provision for Income Taxes	(93,187)	-

Net Loss	(730,215)	(5,411,696)
Preferred stock dividend	(312,645)	-

Net Loss applicable to Common Stockholders	$(1,042,860)	$(5,411,696)

Net Loss Per Share – Basic and Diluted	$(0.13)	$(1.06)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	7,838,072	5,083,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Cash Flows from Operating Activities
Net Loss	$(730,215)	$(5,411,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44,182	58,387
Stock based compensation	220,211	314,379
Amortization of debt discount	375,000	250,271
Amortization of intangible assets	187,845	-
Amortization of discount on contingent consideration	42,321	-
Amortization of deferred debt issuance costs	376,336	11,522
Loss on extinguishment of debt	-	272,749
Deferred taxes	93,187	-
Change in fair value of derivative liabilities	-	2,299,020
Loss on conversion of convertible note interest	-	34,628
Changes in operating assets and liabilities:
Accounts receivable	(790,687)	-
Inventory	120,719	(178,040)
Prepaid expenses and other current assets	(843,819)	156,088
Accounts payable	219,400	(21,274)
Accrued expenses	183,118	382,127
Customer deposits	(235,232)	(3,407)
Total Adjustments	(7,419)	3,576,450
Net Cash Used in Operating Activities	(737,634)	(1,835,246)

Cash Flows from Investing Activities
Restricted cash	-	1,110,049
Deposit related to Fit Pay acquisition	(100,000)	-
Purchase of equipment	(1,460)	-
Net Cash (Used in) Provided by Investing Activities	(101,460)	1,110,049

Cash Flows from Financing Activities
Proceeds received from short-term promissory note	-	400,000
Payment of closing related fees	(7,500)	(22,303)
Proceeds from exercise of common stock warrants	-	50,000
Net Cash (Used in) Provided by Financing Activities	(7,500)	427,697
Net Decrease in Cash	(846,594)	(297,500)
Cash – Beginning of Period	3,299,679	418,991
Cash – End of Period	$2,453,085	$121,491

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$562,500	$-
Taxes	$-	$3,500
Non-cash financing activities:
Equipment purchases on payment terms	$-	$13,673
Accrued fees incurred in connection with equity offerings	$-	$72,281
Issuance of common stock in connection with accelerated installments of notes payable	$-	$2,456,679
Issuance of common stock in connection with conversion of interest on convertible notes	$-	$253,028
Reclassification of conversion feature liability in connection with note modification	$-	$1,702,400
Issuance of common stock in connection with conversion of Series A Preferred Stock and related dividends	$197,105	-
Issuance of common stock in connection with conversion of Series B Preferred Stock and related dividends and liquidated damages	$1,791,035	-
Accrued Series A Preferred dividends	$31,395	-
Accrued Series B Preferred dividends	$281,250	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization and Principal Business Activities

Nxt-ID, Inc. (“Nxt-ID” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. Nxt-ID is a security technology company providing security for finance, assets and healthcare. The Company’s innovative MobileBio® solution mitigates risks associated with mobile computing, m-commerce and smart OS-enabled devices. With extensive experience in biometric identity verification, security, privacy, encryption and data protection, payments, miniaturization and sensor technologies, the Company partners with companies to provide solutions for modern payment and the “Internet of Things” applications. The Company’s wholly-owned subsidiary, LogicMark, LLC (“LogicMark”), manufactures and distributes non-monitored and monitored personal emergency response systems sold through the United States Department of Veterans Affairs, healthcare durable medical equipment dealers and distributors and monitored security dealers and distributors.

The Company operates its business in one segment — hardware and software security systems and applications. The Company evaluates the performance of its business on, among other things, profit and loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes and amortization related to certain intangible assets.

On July 25, 2016, the Company completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016. The Company may be required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark meets certain gross profit targets set forth in the Interest Purchase Agreement. The LogicMark Note originally was to mature on September 23, 2016 but was extended to April 15, 2017. The Company is currently in the process of negotiating with the LogicMark Sellers to extend the due date on both the earn-out payment related to 2016 and the installment payment and accrued interest related to the LogicMark Note. Such amounts aggregate $1,500,000 and $813,635, respectively, and have been included as a component of current liabilities on the condensed consolidated balance sheet as of March 31, 2017.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2017, and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of March 31, 2017 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2017 and March 31, 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, or for any future interim period. The condensed consolidated balance sheet at December 31, 2016 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 14, 2017.

Note 2 – Reverse Stock Split

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Liquidity And Management Plans

The Company is an emerging growth entity and recorded an operating profit of $1,066,902 and a net loss of $730,215 during the three months ended March 31, 2017. As of March 31, 2017 the Company had a working capital deficiency of $1,391,950 and stockholders’ equity of $2,896,650. Given the Company’s cash position at March 31, 2017 and its projected cash flow from operations over the next twelve months, the Company believes that it will have sufficient capital to sustain operations over the next twelve months following the date of this report. In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, fulfill its product development commitments and fund its obligations as they come due, the Company may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should the Company not be successful in obtaining the necessary financing, or generate sufficient revenue to fund its operations, the Company would need to curtail certain of its operational activities.

Note 4 – Summary Of Significant Accounting Policies

Use of estimates in the financial statements

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions included those related to the fair value of acquired assets and liabilities, stock based compensation, derivative instruments, income taxes, accounts receivable and inventories, and other matters that affect the condensed consolidated financial statements and disclosures. Actual results could differ from those estimates.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiaries, 3D-ID and LogicMark. Intercompany balances and transactions have been eliminated in consolidation.

Concentrations of Credit Risk

During the three months ended March 31, 2017, the Company recognized revenue of $2,708,036 from World Ventures Holdings, LLC (“WVH”), a related party and the Company’s largest stockholder. At March 31, 2017, the Company’s accounts receivable balance included $1,593,500 due from WVH.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured.

Accounts Receivable

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. The Company had no allowance for doubtful accounts at March 31, 2017, and December 31, 2016.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of March 31, 2017 inventory was comprised of $3,909,176 in raw materials and $1,311,605 in finished goods on hand. Inventory at December 31, 2016 was comprised of $3,797,499 in raw materials and $1,544,001 in finished goods on hand. The Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of March 31, 2017, and December 31, 2016, the Company had prepaid inventory of $1,801,816 and $1,089,770, respectively. These prepayments were made primarily for raw materials inventory and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Summary Of Significant Accounting Policies (Continued)

Goodwill

The Company’s goodwill relates to the acquisition of LogicMark. The Company will begin testing goodwill for impairment annually in the third quarter of each year using data as of August 1 of that year. Authoritative accounting guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the more detailed two-step quantitative goodwill impairment test. The Company performs the quantitative test if its qualitative assessment determined it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting units or assets. The quantitative goodwill impairment test, if necessary, is a two-step process. The first step is to identify the existence of a potential impairment by comparing the fair value of a reporting unit (the estimated fair value of a reporting unit is calculated using a discounted cash flow model) with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined using the same approach as employed when determining the amount of goodwill that would be recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

Other Intangible Assets

The Company’s intangible assets are all related to the acquisition of LogicMark and are included in other intangible assets in the Company’s condensed consolidated balance sheets at March 31, 2017, and December 31, 2016.

At March 31, 2017, the other intangible assets are comprised of patents of $3,844,707; trademarks of $1,214,498; and customer relationships of $3,038,675. At December 31, 2016, the other intangible assets are comprised of patents of $3,936,612; trademarks of $1,230,002; and customer relationships of $3,119,111. The Company will continue amortizing these intangible assets using the straight line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the three months ended March 31, 2017, the Company had amortization expense of $187,845 related to the intangible assets.

As of March 31, 2017, amortization expense estimated for the remainder of fiscal 2017 is approximately $574,000 and for each of the next five fiscal years, 2018 through 2022 the amortization expense is estimated to be approximately $762,000 per year.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities of 1,749,805 realizable from the Series A Preferred Stock and Series B Preferred Stock (as defined in Note 7), 575,000 from the convertible exchange notes and from the exercise of 1,829,049 warrants as of March 31, 2017 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of March 31, 2016, potentially dilutive securities from the conversion of convertible notes of $838,171 and related accrued interest and from the exercise of warrants into 756,549 shares of Common Stock were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this standard during the three months ended March 31, 2017 and it did not have a material impact on its condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Acquisition Of Logicmark LLC

On July 25, 2016, the Company completed the acquisition of LogicMark. The Company determined that as of July 25, 2016, it was more likely than not that the gross profit targets as it relates to the contingent considerations would be achieved and any fair value adjustment of the earn-out was due to time value of the payout.

On July 25, 2016, and in order to fund part of the proceeds of the acquisition of LogicMark, the Company and a group of lenders, including ExWorks Capital Fund I, L.P. as agent for the lenders (collectively, the “Lenders”), entered into a Loan and Security Agreement (the “Loan Agreement”), whereby the Lenders extended a revolving loan (the “Revolving Loan”) to the Company in the principal amount of $15,000,000 (the “Debt Financing”). The Company incurred $1,357,356 in deferred debt issue costs related to the revolving loan. At March 31, 2017 the unamortized balance of those deferred debt issue costs was $428,316. The maturity date of the Revolving Loan is July 25, 2017, and the Revolving Loan bears interest at a rate of 15% per annum.

The Loan Agreement contains customary covenants, including an EBITDA requirement and a fixed change ratio, as defined in the agreement. As of March 31, 2017, the Company was in compliance with such covenants.

The Company has the ability to extend the Revolving Loan for two additional years at its sole discretion with no subjective acceleration by the lender, provided the Company is not in default on the loan. The Company intends to exercise the option to extend the maturity date and accordingly, the Company has classified the Revolving Loan as a non-current liability as of March 31, 2017 and December 31, 2016.

On September 23, 2016, the Company entered into a forbearance agreement with LogicMark Investment Partners, LLC (the “Lender”) in connection with the LogicMark Note originally issued on July 22, 2016 in the amount of $2,500,000 which expired on September 22, 2016. The Company formally requested that the Lender extend the LogicMark Note on September 20, 2016. On September 23, 2016, the LogicMark Note was extended pursuant to an amendment.

Under the terms of the forbearance agreement, the Lender agreed to extend the LogicMark Note and the Company agreed to pay to the Lender in immediately available funds: (i) $250,000 on September 23, 2016; (ii) $100,000 on October 24, 2016; and (iii) $1,150,000, plus all accrued and unpaid interest due under the LogicMark Note on October 31, 2016. The Company also agreed to reduce the Escrow Amount (as defined in the Interest Purchase Agreement) by a total of $500,000, and to make certain other changes to the definition of “Escrow Amount” in the Purchase Agreement. The Company also agreed to make certain representations and warranties in respect of the Lender’s forbearance. The LogicMark Note originally was to mature on September 23, 2016 but was extended to April 15, 2017. The Company is currently in the process of securing funds to settle the remaining balance owed on the LogicMark Note.

Pro Forma Financial Information

The following table summarizes the unaudited pro forma financial information assuming that the acquisition of LogicMark occurred on January 1, 2016, and its results had been included in the Company’s financial results for the three months ended March 31, 2016. The pro forma combined amounts are based upon available information and reflect a reasonable estimate of the effects of the LogicMark acquisition for the periods presented on the basis set forth herein. The following unaudited pro forma combined financial information is presented for informational purposes only and does not purport to represent what the financial position or results of operations would have been had the LogicMark acquisition in fact occurred on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods.

Three months ended
March 31, 2016
(unaudited)
Pro forma:
Net Sales	$3,317,476
Net Loss applicable to Common Stockholders	$(6,752,784)
Net Loss Per Share - Basic and Diluted applicable to Common Stockholders	$(1.27)

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Acquisition Of Logicmark LLC (Continued)

The unaudited pro forma net loss attributable to Nxt-ID, Inc. has been calculated using actual historical information and is adjusted for certain pro forma adjustments based on the assumption that the acquisition of LogicMark and the application of fair value adjustments to intangible assets occurred on January 1, 2016.

The pro forma adjustments for the three months ended March 31, 2016 include the following adjustments, (a) amortization expense related to the acquired intangible assets of $200,158; (b) interest expense including the amortization of deferred debt issue costs of $1,251,627; (c) reduction in depreciation expense of $6,608; and (d) amortization of the inventory fair value adjustment of $945,212.

Note 6 – Strategic Agreements with world ventures holdings

On December 31, 2015, the Company entered into a Master Product Development Agreement (the “Development Agreement”) with World Ventures Holdings, LLC (“WVH”), a related party and the Company’s largest stockholder. In connection with the Development Agreement, on December 31, 2015, the Company entered into a securities purchase agreement (the “WVH Purchase Agreement”) with WVH providing for the issuance and sale by the Company of 1,005,000 shares (the “WVH Shares”) of Common Stock and a common stock purchase warrant (the “WVH Warrant”) to purchase 251,250 shares (the “WVH Warrant Shares”) of Common Stock, for an aggregate purchase price of $2,000,000. The WVH Warrant is initially exercisable on the five (5) month anniversary of the issuance date at an exercise price equal to $7.50 per share and has a term of exercise equal to two (2) years and seven (7) months from the date on which first exercisable. On April 28, 2016, the exercise price of the WVH Warrant was modified to $4.00.

During the three months ended March 31, 2017, the Company recorded revenue of $2,708,036 related to WVH. At March 31, 2017, the Company’s accounts receivable balance included $1,593,500 due from WVH.

Note 7 – Stockholders’ Equity

Series A Preferred Stock

For the three months ended March 31, 2017, the Company recorded Series A Preferred Stock dividends of $31,395. During the three months ended March 31, 2017 holders of 100,899 shares of Series A Preferred Stock converted $197,105 of Series A Preferred Stock and dividends into 83,876 shares of common stock. As of March 31, 2017 the outstanding principal balance on the Series A Preferred Stock was $110,525.

Series B Preferred Stock

For the three months ended March 31, 2017, the Company recorded Series B Preferred Stock dividends of $281,250. During the three months ended March 31, 2017 holders of 1,326,692 shares of Series B Preferred Stock converted $1,791,035 of Series B Preferred Stock, dividends and liquidated damages into 808,480 shares of common stock. As of March 31, 2017 the outstanding principal balance on the Series B Preferred Stock was $3,173,308.

Long-Term Stock Incentive Plan

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board, and stock appreciation rights, is limited to 10% of the shares of Common Stock outstanding on the first business or trading day of any fiscal year, which is 737,992 at January 1, 2017. During the three months ended March 31, 2017, the Company issued 32,433 shares of common stock under the plan to three non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $60,000. Also during the three months ended March 31, 2017, the Company issued 237,559 shares of Common Stock with an aggregate fair value of $400,000 to executive and certain non-executive employees related to the Company’s 2016 management incentive plan. The vesting period for these restricted shares of common stock is thirty-six months. During the three months ended March 31, 2017 and 2016, the Company expensed $26,250 related to these restricted stock awards. At March 31, 2017, a total of 453,939 shares of common stock have been issued from the Plan and 284,062 are available to be issued.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Stockholders’ Equity (Continued)

During the three months ended March 31, 2017, the Company accrued $150,000 of discretionary management and employee bonus expense.

During the three months ended March 31, 2017, the Company issued 38,906 shares of common stock with a fair value of $73,980 to non-employees for services rendered.

Note 8 – Commitments and Contingencies

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

Commitments

The Company is a party to certain leases for office space and warehouse facilities, with monthly payments ranging from $1,750 to $8,850, expiring on various dates through February 2018. The Company incurred rent expense of $44,165 and $31,903 for the three months ended March 31, 2017 and March 31, 2016, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2017	$107,993
2018	2,340
Total future lease obligations	$110,333

Note 9 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

From April 4, 2017 through May 10, 2017, purchasers of the Series B Preferred Stock converted an aggregate $1,867,788 of Series B Preferred Stock, dividends and liquidated damages into 993,507 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2017, should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

We were incorporated in the state of Delaware on February 8, 2012. Nxt-ID is an emerging technology company engaged in the development of proprietary products, services and solutions for security that serve multiple end markets, including Security, Healthcare, Finance and Internet of Things (“IoT”).

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

On July 25, 2016, we completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”). Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration (ii) $2.5 million in a secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”) (iii) 78,740 shares of common stock, which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants,”) to purchase an aggregate of 157,480 shares of common stock (the “LogicMark Warrant Shares”) for no additional consideration. In addition, we may be required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark meets certain gross profit targets set forth in the Interest Purchase Agreement. The LogicMark Note originally was to mature on September 23, 2016 but was extended to April 15, 2017. During 2016 the Company paid down $1,726,031 of the Seller Note with cash generated from operations as well as from the net cash proceeds received of $1,400,000 from the issuance of the convertible exchange notes issued on November 29, 2016. The LogicMark Note accrues interest at a rate of 15% per annum. The LogicMark Warrants were all exercised on July 27, 2016. We are currently in the process of negotiating with the LogicMark Sellers to extend the due date on both the earn-out payment related to 2016 and the installment payment and accrued interest related to the LogicMark Note. Such amounts aggregate $1,500,000 and $813,635, respectively, and have been included as a component of current liabilities on the condensed consolidated balance sheet as of March 31, 2017.

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

Our finance business is being driven by the development of an innovative smartcard that leverages “Wocket” technology. The smartcard is called “Flye” and it is being developed in partnership with World Ventures Holdings, LLC (“WVH”). Flye is poised to finally deliver on the smart card vision that appeared in videos years ago. Flye offers new and unique features compared to any other “smartcards” in the market. It handles the core functions like loading in multiple cards, gathering loyalty points while opening up new opportunities - for example the Bluetooth Beacon makes it simpler for service providers to automatically open doors, provide access, initiate requests or any number of things – all with software. Flye is targeted at WorldVentures members who care about travel, food and entertainment. These concerns demand more than payments and include loyalty programs and security features for peace of mind when traveling. Flye is designed to work in synchrony with the WorldVentures smartphone application. It is a “tethered” solution, albeit a wireless one. WorldVentures has a comprehensive vision for their card that includes the ability to delivery highly tailored membership experience.

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

Results of Operations

Comparison of three months ended March 31, 2017 and March 31, 2016

Revenue. Our revenues for the three months ended March 31, 2017 were $6,681,297 compared to $42,302 for the three months ended March 31, 2016. The increase in our revenues for the three months ended March 31, 2017 versus the three months ended March 31, 2016 is directly related to shipments of the Flye card for WVH and LogicMark product sales which was acquired on July 25, 2016.

Cost of Revenue and Gross Profit. Our gross profit for the three months ended March 31, 2017 was $3,509,290 compared to a gross loss of $32,853 for the three months ended March 31, 2016. The increase in gross profit resulted from the initial shipments of the Flye smartcard and strong gross margin contributed by LogicMark, both of which were not part of our operating results in the three months ended March 31, 2016.

Operating Expenses. Operating expenses for the three months ended March 31, 2017, totaled $2,442,388 and consisted of research and development expenses of $84,944, selling and marketing expenses of $996,758 and general and administrative expenses of $1,360,686. Selling and marketing expenses consisted primarily of salaries and consulting services of $262,167, merchant processing fees of $108,127, and sales commissions of $72,241. General and administrative expenses consisted of salaries and consulting services of $452,083 accrued management and employee incentives of $150,000 and legal, audit and accounting fees of $200,707. Also included in general and administrative expenses is $86,140 in non-cash stock compensation to consultants and board members.

Operating expenses for the three months ended March 31, 2016, totaled $2,294,430 and consisted of research and development expenses of $361,324, selling and marketing expenses of $806,518 and general and administrative expenses of $1,126,588. The research and development expenses relate primarily to salaries and consulting services of $201,820, as well as expenses of $62,502 related to the design, development and manufacturing of the Wocket®. Selling and marketing expenses consisted primarily of salaries and consulting services of $152,870 and advertising and promotional expenses, including trade shows, of $391,045. General and administrative expenses for the three months ended March 31, 2016 consisted of salaries and consulting services of $275,453, accrued management and employee incentives of $150,000, legal, audit and accounting fees of $338,234 and consulting fees for public relations of $31,282. Also included in general and administrative expenses is $90,600 in non-cash stock compensation to consultants and board members.

Operating Profit. The operating profit for the three months ended March 31, 2017, was $1,066,902 compared with an operating loss of $2,327,283 for the three months ended March 31, 2016. The significant favorable change in operating profit for the three months ended March 31, 2017 is attributable to the enhanced gross margin discussed above as well as certain cost containment efforts related to the operating expenses.

Net Loss. The net loss for the three months ended March 31, 2017, was $730,215. The net loss was primarily attributable to the interest expense incurred of $1,703,930. The net loss for the three months ended March 31, 2016, was $5,411,696 and resulted in part from the operational expenses incurred during the three months ended March 31, 2016. In addition, the net loss was attributable to interest expense incurred of $512,667, unfavorable changes in fair value of derivative liabilities of $2,299,020 and a loss on extinguishment of debt of $272,749 resulting from the accelerated installment payments made during the three months ended March 31, 2016.

Liquidity and Capital Resources

We have incurred an operating profit of $1,066,902 and a net loss of $730,215, respectively, for the three months ended March 31, 2017.

Cash and Working Capital. As of March 31, 2017, the Company had cash and stockholders’ equity of $2,453,085 and $2,896,650, respectively. At March 31, 2017, the Company had a working capital deficiency of $1,391,950.

Cash generated by Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for product, research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the three months ended March 31, 2017, net cash used in operating activities totaled $737,634, which was comprised of a net loss of $730,215, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $1,339,082, and changes in operating assets and liabilities of positive $1,346,501, as compared to net cash used in operating activities of $1,835,246 for the three months ended March 31, 2016, which was comprised of a net loss of $5,411,696, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $3,240,956, and changes in operating assets and liabilities of positive $335,494.

Cash Used in Investing Activities. During the three months ended March 31, 2017, net cash used in investing activities totaled $101,460 and was primarily related to a purchase of equipment of $1,460 and a deposit of $100,000 related to the acquisition of Fit Pay currently contemplated to close during the period ended June 30, 2017. During the three months ended March 31, 2016, net cash provided by investing activities amounted to $1,110,049 and was related to changes in restricted cash of $1,110,049 which is primarily attributable to the cash proceeds received as a result of the transaction with WVH.

Cash (Used in) Provided by Financing Activities. During the three months ended March 31, 2017, we paid $7,500 for legal expenses related to the issuance of the Exchange Notes issued in November 2016. During the three months ended March 31, 2016, the Company received proceeds of $400,000 from a short-term promissory note. In addition, the Company received proceeds of $50,000 in connection with the exercise of 100,000 warrants into 100,000 shares of common stock.

Sources of Liquidity. We are an emerging growth company and have generated losses from operations since inception. We incurred a net loss of $730,215 during the three months ended March 31, 2017. As of March 31, 2017, the Company had a working capital deficiency and stockholders’ equity of $1,391,950 and $2,896,650, respectively.

As of March 31, 2017, the Company had cash of $2,453,085.

Given our cash position at March 31, 2017 and our projected cash flow from operations over the next twelve months, we believe that we will have sufficient capital to sustain operations over the next twelve months following the date of this report. In order to execute our long-term strategic plan to develop and commercialize our core products, fulfill our product development commitments and fund our obligations as they come due, including the repayment of the LogicMark Note and the accrued interest and the earn-out payments related to the acquisition of LogicMark, we may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should we not be successful in obtaining the necessary financing, or generate sufficient revenue to fund our operations, we would need to curtail certain of our operational activities.

Acquisition of Fit Pay

On March 26, 2017, the Company signed a binding Letter of Intent (“LOI”) with Fit Pay, Inc., a Delaware corporation (“Fit Pay”), regarding the acquisition by the Company of all of the equity of Fit Pay (the “Transaction”). Following the Transaction, Fit Pay will become a wholly owned subsidiary of the Company. The purchase price of the Transaction will consist of: (i) the issuance of 19.99% of the outstanding shares of the capital stock of the Company to the shareholders of Fit Pay; (ii) the issuance by the Company of $2,000,000 worth of voting, non-convertible shares of junior preferred stock to (the “Junior Preferred Stock”) to certain holders of preferred shares of Fit Pay, which Junior Preferred Stock shall earn a cumulative dividend of 5% per annum and will increase to a dividend of 10% per annum after the Company’s market capitalization is $75,000,000 for greater than thirty (30) consecutive days; and (iii) an earn-out payment to the then former shareholders of Fit Pay of 12.5% of the gross revenue derived from the then seller’s technology by the Company, for the sixteen (16) quarter period beginning on October 1, 2017. The parties intend to negotiate and execute a definitive agreement for the Transaction in accordance with the terms of the LOI.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 4 to our condensed consolidated financial statements for the three months ended March 31, 2017, included elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2017. As discussed below, based on this evaluation, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of March 31, 2017, were not effective.

Changes in Internal Controls

As of March 31, 2017, we have identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions. Management has recently hired an assistant controller with significant experience to help address this situation. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can conclude that we have remediated our material weakness.

Except as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Nxt-ID, Inc.

Date: May 15, 2017	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

