Form 10-K/A
period 2016-12-31
Nxt-ID, Inc.
filed 2017-07-07
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, of Nxt-ID, Inc. (the “Company”) originally filed with the Securities and Exchange Commission on April 14, 2017 (the “Original Filing”), is being filed for the purpose of amending Exhibit 23.1 and 23.2.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of the Original Filing has been amended and restated in its entirety. Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Capitalized terms used but not otherwise defined in this Amendment have the meanings giving in the Original Filing.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2016 and, 2015, the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended, the footnotes thereto, and the respective reports of Marcum LLP and KPMG LLP, both independent registered public accounting firms, filed previously.

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

1

Exhibit No.	Description of Exhibit
3.1(i)	Certificate of Incorporation (1)
3.(i)(a)	Certificate of Amendment to Certificate of Incorporation (16)
3.1(i)(b)	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.1 (i)(c)	Amendment of Certificate of Designations of Series A Convertible Preferred Stock (14)
3.1(i)(d)	Second Certificate of Amendment of Designations of Series A Convertible Preferred Stock (15)
3.1(i)(e)	Certificate of Designations for Series B Convertible Preferred Stock (15)
3.1(ii)	Bylaws (1)
4.1	Form of Warrant Agreement and Form of Warrant (1)
4.2	Form of Warrant for January 2014 Offering (2)
4.3	Form of Agent Warrant for January 2014 Offering (2)
4.4	Form of Warrant for June 2014 and August 2014 Offerings (5)
4.5	Form of Warrant for September 2014 Offering (6)
4.6	Form of Underwriter Warrant for September 2014 Offering (6)
4.7	Form of Class A Warrant (7)
4.8	Form of Class B Warrant (7)
4.9	Form of Warrant for August 2015 Public Offering (8)
4.10	Form of Warrant for December 2015 Agreement with WorldVentures Holdings, LLC (10)
4.11	Form of Warrant for May 2016 Interest Purchase Agreement with LogicMark, LLC (13)
4.12	Form of Warrant for November 2016 Agreement with LogicMark, LLC (18)
4.13	Form of 8% Original Issue Discount Convertible Note for August 2015 Private Placement (8)
10.1†	2013 Long Term Incentive Plan (1)
10.2†	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.3†	Employment Agreement Between Nxt-ID and Gino Pereira (3)
10.4	License Agreement between 3D-ID, LLC and Genex Technologies (1)
10.5	Purchase Agreement between 3D-ID, LLC and Nxt-ID, Inc. (1)
10.6††	Manufacturing agreement with Identita Technologies, Inc., dated January 18, 2013 (4)
10.7	Form of Registration Rights Agreement for June 2014 and August 2014 Offerings (5)
10.8	Form of Registration Rights Agreement for April 2015 Offering (7)
10.9*	Form of Placement Agency Agreement for August 2015 Public Offering
10.10	Form of Securities Purchase Agreement for August 2015 Public Offering (8)
10.11	Form of Registration Rights Agreement for August 2015 Public Offering (8)
10.12	Form of Securities Purchase Agreement for August 2015 Private Placement (8)
10.13	Form of Warrant Purchase Agreement for August 2015 Private Placement (8)
10.14	Form of Securities Purchase Agreement for December 2015 Private Placement (9)
10.15	Form of Registration Rights Agreement for December 2015 Private Placement (9)
10.16	Form of Securities Purchase Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (10)
10.17	Form of Registration Rights Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (10)
10.18	Form of Securities Purchase Agreement for April 2016 Registered Direct Offering (11)
10.19	Form of Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (13)
10.20	Form of First Amendment to Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (14)
10.21	Form of Secured Subordinated Promissory Note for July 2016 Agreement with LogicMark, LLC (15)
10.22	Form of Security Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.23	Form of Loan Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.24	Form of Subordination Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.25	Form of Securities Purchase Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.26	Form of Registration Rights Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.27	Form of Forbearance Agreement between Nxt-ID and LogicMark Investment Partners, LLC (17)
10.28	Form of Exchange Note for November 2016 Agreement with LogicMark, LLC (18)
10.29	Form of Exchange Agreement for November 2016 Agreement with LogicMark, LLC (18)
10.30	Form of Intercreditor Agreement for November 2016 Agreement with LogicMark, LLC (18)
10.31	First Amendment to Forbearance Agreement for November 2016 Agreement with LogicMark, LLC (18)
14.1	Code of Ethics (3)
21.1**	List of Subsidiaries
23.1*	Consent of Marcum LLP
23.2*	Consent of KPMG LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

2

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Filed herewith.

** Filed previously.

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxt-ID, Inc.

Date: July 7, 2017	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Principal Executive Officer)

Date: July 7, 2017	By:	/s/ Vincent S. Miceli
Vincent S. Miceli Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 7, 2017	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer and Director (Principal Executive Officer)

Date: July 7, 2017	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: July 7, 2017	By:	/s/ Major General David R. Gust, USA, Ret.
Major General David R. Gust, USA, Ret. Director

Date: July 7, 2017	By:	/s/ Michael J. D’Almada-Remedios, PhD
Michael J. D’Almada-Remedios, PhD
Director

Date: July 7, 2017	By:	/s/ Daniel P. Sharkey
Daniel P. Sharkey
Director

Date: July 7, 2017	By:	/s/ Michael Orlando
Michael Orlando
Director

Date: July 7, 2017	By:	/s/ Robin D. Richards
Robin D. Richards
Director

Date: July 7, 2017	By:	/s/ John Bendheim
John Bendheim
Director

4