Form 10-Q
period 2017-06-30
Nxt-ID, Inc.
filed 2017-08-14
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 11, 2017, the total number of shares outstanding of the registrant’s common stock was 15,118,969.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$1,271,577	$3,299,679
Restricted cash	40,371	40,371
Accounts receivable	2,397,043	1,218,705
Inventory, net	5,257,650	5,341,500
Prepaid expenses and other current assets	1,588,667	1,347,627
Total Current Assets	10,555,308	11,247,882

Property and equipment:
Equipment	189,199	175,537
Furniture and fixtures	98,828	79,062
Tooling and molds	581,881	581,881
	869,908	836,480
Accumulated depreciation	(548,127)	(456,752)
Property and equipment, net	321,781	379,728

Goodwill	23,433,922	15,479,662
Other intangible assets, net of amortization of $775,994 and $318,842, respectively	13,073,973	8,285,725

Total Assets	$47,384,984	$35,392,997

Liabilities, Series C Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$2,599,699	$2,070,658
Accrued expenses	3,433,867	2,901,672
Customer deposits	4,004,846	6,068,894
Short-term debt	736,929	773,969
Convertible notes payable, net of discount of $616,667 and $1,366,667, respectively, and net of deferred debt issuance costs of $59,915 and $123,563, respectively	823,418	9,770
Other current liabilities – contingent consideration	6,600,733	1,496,442
Total Current Liabilities	18,199,492	13,321,405

Other long-term liabilities – contingent consideration	3,961,393	4,832,028
Long-term debt	638,881	-
Revolving loan facility, net of deferred debt issuance costs of $87,179 and $769,453, respectively	14,912,821	14,230,547
Deferred tax liability	2,174,137	190,286
Total Liabilities	39,886,724	32,574,266

Commitments and Contingencies

Series C Preferred Stock, $0.0001 par value: 2,000 shares designated, 2,000 and 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,900,000	-

Stockholders’ Equity
Preferred Stock, $0.0001 par value: 10,000,000 shares authorized
Series A Preferred Stock, $0.0001 par value: 3,125,000 shares designated; 110,525 and 211,424 shares issued and outstanding (aggregate liquidation preferences of $145,408 and $440,594) as of June 30, 2017 and December 31, 2016, respectively	95,588	182,851
Series B Preferred Stock, $0.0001 par value: 4,500,000 shares designated; 910,162 and 4,500,000 shares issued and outstanding (aggregate liquidation preferences of $1,137,703 and $5,625,000) as of June 30, 2017 and December 31, 2016, respectively	827,236	4,090,000
Common Stock, $0.0001 par value: 100,000,000 shares authorized; 12,188,943 and 7,379,924 shares issued and outstanding, respectively	1,219	738
Additional paid-in capital	41,263,550	33,204,943
Accumulated deficit	(36,589,333)	(34,659,801)

Total Stockholders’ Equity	5,598,260	2,818,731

Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$47,384,984	$35,392,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

Revenues	$14,337,476	$80,795
Cost of goods sold	7,034,772	139,169

Gross Profit (Loss)	7,302,704	(58,374)

Operating Expenses
General and administrative	3,222,358	2,713,414
Selling and marketing	2,084,421	1,117,549
Research and development	262,622	744,680

Total Operating Expenses	5,569,401	4,575,643

Operating Income (Loss)	1,733,303	(4,634,017)

Other Income and (Expense)
Interest income	-	23
Interest expense	(3,423,012)	(715,509)
Change in fair value of derivative liabilities	-	(2,299,020)
Change in fair value of contingent consideration	(53,448)	-
Loss on extinguishment of debt	-	(272,749)
Total Other Expense, Net	(3,476,460)	(3,287,255)

Loss before Income Taxes	(1,743,157)	(7,921,272)
Provision for Income Taxes	(186,375)	-

Net Loss	(1,929,532)	(7,921,272)
Preferred stock dividend	(608,069)	(142,586)

Net Loss applicable to Common Stockholders	$(2,537,601)	$(8,063,858)

Net Loss Per Share – Basic and Diluted applicable to Common Stockholders	$(0.28)	$(1.47)

Weighted Average Number of Shares of Common Stock Outstanding – Basic and Diluted	9,078,808	5,472,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,
	2017	2016

Revenues	$7,656,179	$38,493
Cost of goods sold	3,862,765	64,014

Gross Profit (Loss)	3,793,414	(25,521)

Operating Expenses
General and administrative	1,861,672	1,586,826
Selling and marketing	1,087,663	311,031
Research and development	177,678	383,356

Total Operating Expenses	3,127,013	2,281,213

Operating Income (Loss)	666,401	(2,306,734)

Other Income and (Expense)
Interest expense	(1,719,082)	(202,842)
Change in fair value of contingent consideration	(53,448)	-
Total Other Expense, Net	(1,772,530)	(202,842)

Loss before Income Taxes	(1,106,129)	(2,509,576)
Provision for Income Taxes	(93,188)	-

Net Loss	(1,199,317)	(2,509,576)
Preferred stock dividend	(295,424)	(142,586)

Net Loss applicable to Common Stockholders	$(1,494,741)	$(2,652,162)

Net Loss Per Share – Basic and Diluted applicable to Common Stockholders	$(0.15)	$(0.45)

Weighted Average Number of Shares of Common Stock Outstanding – Basic and Diluted	10,305,909	5,866,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

Cash Flows from Operating Activities
Net Loss	$(1,929,532)	$(7,921,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	91,375	120,147
Stock based compensation	420,096	554,688
Amortization of debt discount	750,000	409,450
Amortization of intangible assets	457,152	-
Amortization of discount on contingent consideration	85,077	-
Change in fair value of contingent consideration	53,448	-
Loss on extinguishment of debt	-	272,749
Amortization of deferred debt issuance costs	753,422	25,200
Deferred taxes	(186,375)	-
Change in fair value of derivative liabilities	-	2,299,020
Loss on conversion of convertible note interest	-	34,628
Changes in operating assets and liabilities:
Accounts receivable	(1,086,529)	-
Inventory	83,850	(447,083)
Prepaid expenses and other current assets	(269,145)	(16,640)
Accounts payable	348,443	(325,956)
Accrued expenses	687,684	578,759
Customer deposits	(2,311,747)	1,241,048
Total Adjustments	(1,547,975)	4,746,010
Net Cash Used in Operating Activities	(1,680,031)	(3,175,262)

Cash Flows from Investing Activities
Restricted cash	-	1,495,449
Acquisition, net of cash acquired	(89,111)	-
Purchase of equipment	(1,460)	(38,423)
Net Cash (Used in) Provided by Investing Activities	(90,571)	1,457,026

Cash Flows from Financing Activities
Proceeds received from issuance of Series A preferred stock, net	-	1,869,775
Proceeds received from short-term promissory note	-	400,000
Pay down of short-term debt	(250,000)	-
Fees paid in connection with equity offerings	(7,500)	(43,021)
Proceeds from exercise of common stock warrants	-	50,000
Net Cash (Used in) Provided by Financing Activities	(257,500)	2,276,754
Net (Decrease) Increase in Cash	(2,028,102)	558,518
Cash – Beginning of Period	3,299,679	418,991
Cash – End of Period	$1,271,577	$977,509

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$1,137,500	$-
Taxes	$4,500	$3,500
Non-cash financing activities:
Accrued fees incurred in connection with equity offerings	$-	$151,703
Issuance of common stock in connection with accelerated installments of notes payable	$-	$2,779,119
Issuance of common stock in connection with conversion of interest on convertible notes	$-	$281,588
Reclassification of conversion feature liability in connection with note modification	$-	$1,702,400
Issuance of common stock in connection with conversion of Series A preferred stock	$-	$19,016
Issuance of common stock in connection with acquisition	$-	$300,000
Issuance of warrants in connection with acquisition	$-	$600,000
Exchange of short-term promissory note for Series A preferred stock	$-	$400,000
Issuance of common stock in connection with conversion of Series A preferred stock and related dividends	$197,105	$-
Issuance of common stock in connection with conversion of Series B preferred stock and related dividends and liquidated damages	$4,846,286	$-
Accrued Series A preferred dividends	$31,395	$142,586
Accrued Series B preferred dividends	$562,500	$-
Accrued Series C preferred dividends	$10,685	$-
Preliminary Purchase Price Allocation in Connection with Fit Pay Acquisition:
Assets acquired and liabilities assumed:
Current assets, including cash acquired	$179,794	$-
Property and equipment	31,967	-
Other intangible assets	5,245,400	-
Goodwill	7,954,260	-
Accounts payable and accrued liabilities	(1,130,113)	-
Customer deposits	(286,948)	-
Deferred taxes	(1,797,476)	-

Net Assets Acquired	10,196,884	-

Less: cash paid to acquire Fit Pay	(100,000)	-

Non cash consideration	$10,096,884	$-

Non-cash consideration consisted of:
Note payable issued to seller	$851,842	$-
Common stock issued to sellers	3,289,161	-
Series C preferred stock issued to sellers	1,900,000	-
Earn-out provision	4,055,881	-

Non-cash consideration	$10,096,884	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization and Principal Business Activities

Nxt-ID, Inc. (“Nxt-ID” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. Nxt-ID is a security technology company providing security for finance, assets and healthcare. The Company operates its business in one segment — hardware and software security systems and applications. The Company’s innovative MobileBio® solution mitigates risks associated with mobile computing, m-commerce and smart OS-enabled devices. With extensive experience in biometric identity verification, security, privacy, encryption and data protection, payments, miniaturization and sensor technologies, the Company partners with companies to provide solutions for modern payment and the “Internet of Things” (“IoT”) applications.

On July 25, 2016, the Company completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016. The Company is required to pay the LogicMark Sellers an earn-out payment of (i) $1,500,000 for calendar year 2016 and (ii) and may be required to pay the LogicMark Sellers an earn-out payment of up to $5,000,000 for calendar year 2017 if LogicMark meets certain gross profit targets set forth in the Interest Purchase Agreement. The secured subordinated promissory note originally issued to LogicMark Investment Partners on July 25, 2016 and amended on November 29, 2016 (the “LogicMark Note”) was to mature on September 23, 2016 but was extended to April 15, 2017 and then extended to July 15, 2017. The Company and the LogicMark Sellers also agreed to extend the due date on the 2016 earn-out payment to July 15, 2017.As of June 30, 2017, the 2016 earn-out payment and principal and interest due on the LogicMark Note amount to an aggregate of $1,500,000 and $591,783, respectively, and have been included as a component of current liabilities on the condensed consolidated balance sheet as of June 30, 2017. In July 2017, the Company paid the 2016 earn-out payment in the amount of $1,500,000 to the LogicMark Sellers. In addition, in July 2017, the remaining balance of $594,403 owed on the LogicMark Note, including accrued and unpaid interest, was purchased by certain investors in exchange for $594,403 in principal amount of convertible notes of the Company and warrants exercisable for 297,202 shares of Common Stock. See Note 9 hereto.

On May 23, 2017, the Company completed a merger (the “Merger”) pursuant to an executed Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Fit Merger Sub, Inc., a wholly-owned subsidiary of the Company (the “Merger Sub”), Fit Pay, Inc. (“Fit Pay”), Michael Orlando (“Orlando”), Giesecke & Devrient Mobile Security America, Inc. (“G&D”), the other stockholders of Fit Pay (the “Other Holders”) and Michael Orlando in his capacity as stockholder representative representing the Other Holders (the “Stockholder Representative”, and together with Orlando and G&D, the “Sellers”). Pursuant to the Merger, Fit Pay merged with and into the Merger Sub, with the Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of the Company. See Note 5.

The Company’s wholly-owned subsidiary, LogicMark, manufactures and distributes non-monitored and monitored personal emergency response systems sold through the United States Department of Veterans Affairs, healthcare durable medical equipment dealers and distributors and monitored security dealers and distributors. The Company’s wholly-owned subsidiary, Fit Pay, Inc. (“Fit Pay”) has a proprietary technology platform that delivers payment, credential management, authentication and other secure services to the IoT ecosystem. The platform uses tokenization, a payment security technology that replaces cardholders’ account information with a unique digital identifier, to transact highly secure contactless payment and authentication services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2017 and for the six and three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2017 and the condensed consolidated statements of operations for the six and three months ended June 30, 2017 and June 30, 2016 and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and June 30, 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the six and three months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017 or for any future interim period. The condensed consolidated balance sheet at December 31, 2016 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 14, 2017 (the “2016 10-K”), and Amendment No. 1 to the 2016 10-K filed with the SEC on July 7, 2017.

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

Note 3 - Liquidity and Management Plans

The Company is an emerging growth company and recorded operating income of $1,733,303 and a net loss of $1,929,532 during the six months ended June 30, 2017. As of June 30, 2017 the Company had a working capital deficiency of $7,644,184 (including contingent consideration of $6,600,733) and stockholders’ equity of $5,598,260. Given the Company’s cash position at June 30, 2017, proceeds from equity and note offerings subsequent to June 30, 2017 (See Note 9) and its projected cash flow from operations over the next twelve months, the Company believes that it will have sufficient capital to sustain operations over the next twelve months following the date of this filing. In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, fulfill its product development commitments and fund its obligations as they come due, the Company may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should the Company not be successful in obtaining the necessary financing, or generate sufficient revenue to fund its operations, the Company would need to engage in certain cost containment efforts, and/or curtail certain of its operational activities.

Note 4 - Summary Of Significant Accounting Policies

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions including those related to the fair values of acquired assets and liabilities assumed in business combinations, stock based compensation, derivative financial instruments, income taxes and related valuation allowances, accounts receivable and inventory, and other matters that affect the condensed consolidated financial statements and disclosures. Actual results could differ from those estimates.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiaries, 3D-ID, LogicMark and Fit Pay. Intercompany balances and transactions have been eliminated in consolidation.

Concentrations of Credit Risk

During the six and three months ended June 30, 2017, the Company recognized revenue of $6,289,281 and $3,581,245 respectively, from World Ventures Holdings, LLC (“WVH”), a related party based on its position as the Company’s largest stockholder. At June 30, 2017, the Company’s accounts receivable balance included $1,797,941 due from WVH.

Revenue Recognition

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured.

Accounts Receivable

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. The Company had no allowance for doubtful accounts at June 30, 2017 and December 31, 2016.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of June 30, 2017 inventory was comprised of $3,914,501 in raw materials and $1,343,149 in finished goods on hand. Inventory at December 31, 2016 was comprised of $3,797,499 in raw materials and $1,544,001 in finished goods on hand. The Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of June 30, 2017 and December 31, 2016, the Company had prepaid inventory of $1,126,701 and $1,089,770, respectively. These prepayments were made primarily for raw materials inventory and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Goodwill

The Company’s goodwill relates to the acquisitions of LogicMark and Fit Pay. The Company will begin testing goodwill for impairment annually in the third quarter of each year using data as of August 1 of that year. Authoritative accounting guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the more detailed two-step quantitative goodwill impairment test. The Company performs the quantitative test if its qualitative assessment determined it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting units or assets. The quantitative goodwill impairment test, if necessary, is a two-step process. The first step is to identify the existence of a potential impairment by comparing the fair value of a reporting unit (the estimated fair value of a reporting unit is calculated using a discounted cash flow model) with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined using the same approach as employed when determining the amount of goodwill that would be recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

Other Intangible Assets

The Company’s intangible assets are all related to the acquisitions of LogicMark and FitPay and are included in other intangible assets in the Company’s condensed consolidated balance sheets at June 30, 2017 and December 31, 2016.

At June 30, 2017, the other intangible assets related to the acquisition of LogicMark are comprised of patents of $3,751,780; trademarks of $1,198,822; and customer relationships of $2,957,346. At December 31, 2016, the other intangible assets are comprised of patents of $3,936,612; trademarks of $1,230,002; and customer relationships of $3,119,111. The Company will continue amortizing these intangible assets using the straight line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the six and three months ended June 30, 2017, the Company had amortization expense of $377,777 and $189,932, respectively related to the LogicMark intangible assets.

At June 30, 2017, the other intangible assets related to the acquisition of Fit Pay, which was completed on May 23, 2017, are comprised of trademarks of $396,299; technology of $3,348,102; and customer relationships of $1,421,624. The Company will continue amortizing these intangible assets using the straight line method over their estimated useful lives which for trademarks, technology and customer relationships are 25 years; 7 years; and 6 years, respectively. During the six and three months ended June 30, 2017, the Company had amortization expense of $79,375 related to the Fit Pay intangible assets.

As of June 30, 2017, amortization expense estimated for the remainder of fiscal year 2017 related to both the LogicMark and Fit Pay intangibles is approximately $755,000 and for each of the next five fiscal years, 2018 through 2022, the amortization expense is estimated to be approximately $1,505,000 per year.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities of 546,003 realizable from the Series A Preferred Stock and Series B Preferred Stock (as defined in Note 7), and 575,000 from the convertible notes and from the exercise of 1,829,049 warrants as of June 30, 2017 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive for the six and three months ended June 30, 2017. As of June 30, 2016, potentially dilutive securities from the conversion of convertible notes of $515,731 and related accrued interest and from the exercise of warrants into 9,140,293 shares of Common Stock were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this standard in the first quarter of 2017 and it did not have a material impact on its condensed consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12 (“ASU 2016-12”), “Revenue from Contracts with Customers (Topic 606): Narrow- Scope Improvements and Practical Expedients.” ASU 2016-12 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective, the amendments in this update affect narrow aspects of Topic 606 including among others: assessing collectability criterion, noncash consideration, and presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating the effect that ASU 2016-12 will have on the Company’s condensed consolidated financial position and results of operations.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this update provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This iASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 5 – Acquisitions

Acquisition of Logicmark LLC

On July 25, 2016, the Company completed the acquisition of LogicMark. The Company determined that as of July 25, 2016, it was more likely than not that the gross profit targets as they relate to the contingent considerations would be achieved and any fair value adjustment of the earn-out was due to time value of the payout.

On July 25, 2016, in order to fund part of the acquisition purchase price of LogicMark, the Company and a group of lenders, including ExWorks Capital Fund I, L.P. as agent for the lenders (collectively, the “Lenders”), entered into a Loan and Security Agreement (the “Loan Agreement”), whereby the Lenders extended a revolving loan (the “Revolving Loan”) to the Company in the principal amount of $15,000,000 (the “Debt Financing”). The Company incurred $1,357,356 in deferred debt issue costs related to the revolving loan. At June 30, 2017 the unamortized balance of those deferred debt issue costs was $87,179. The initial maturity date of the Revolving Loan was July 25, 2017, and the Revolving Loan bears interest at a rate of 15% per annum.

The Loan Agreement contains customary covenants, including an EBITDA requirement and a fixed change ratio, as defined in the agreement. As of June 30, 2017, the Company was in compliance with such covenants.

The Company has the ability to extend the Revolving Loan for two additional years at its sole discretion with no subjective acceleration by the lender, provided the Company is not in default on the loan. The Company exercised the option to extend the maturity date to July 25, 2018 and accordingly, the Company has classified the Revolving Loan as a non-current liability as of June 30, 2017 and December 31, 2016.

On September 23, 2016, the Company entered into a forbearance agreement with LogicMark Investment Partners, LLC in connection with the LogicMark Note originally issued on July 22, 2016 in the amount of $2,500,000 which expired on September 22, 2016. The Company formally requested that the lender extend the LogicMark Note on September 20, 2016. As discussed below, the LogicMark Note was extended to July 15, 2017 pursuant to an amendment.

Under the terms of the forbearance agreement, the LogicMark Sellers agreed to extend the maturity date of the LogicMark Note and the Company agreed to pay to the LogicMark Sellers in immediately available funds: (i) $250,000 on September 23, 2016; (ii) $100,000 on October 24, 2016; and (iii) $1,150,000, plus all accrued and unpaid interest due under the LogicMark Note on October 31, 2016. The Company also agreed to reduce the Escrow Amount (as defined in the Interest Purchase Agreement) by a total of $500,000, and to make certain other changes to the definition of “Escrow Amount” in the Purchase Agreement. The Company also agreed to make certain representations and warranties in respect of the LogicMark Seller’s forbearance. During June 2017, the Company paid down $250,000 of the LogicMark Note with cash generated from operations. The LogicMark Note originally was to mature on September 23, 2016 but was extended to July 15, 2017. In July 2017, the remaining balance of the LogicMark Note including the accrued interest owed was settled. See Note 9.

Acquisition of Fit Pay

As discussed in Note 1, the Company completed the “Merger” on May 23, 2017. Pursuant to the terms of the Merger Agreement, the aggregate purchase price paid for Fit Pay stock was: (i) 1,912,303 shares of common stock which was equivalent to 19.96% of the outstanding shares of common stock of the Company (the “Common Stock”); (ii) 2,000 shares of the Series C Non-Convertible Preferred Stock of the Company (the “Series C Preferred Stock”); (iii) the payment of certain debts by the Company; and (iv) the payment of certain unpaid expenses of the Fit Pay Sellers of $724,116 by the Company. In addition, the Company will be required to pay the Fit Pay Sellers an earn-out payment equal to 12.5% of the gross revenue derived from Fit Pay’s technology for sixteen (16) fiscal quarters commencing on October 1, 2017 and ending on December 31, 2021. To date, Fit Pay has had minimal revenue. The operating results of Fit Pay have been included in the condensed consolidated financial statements from the effective date of the acquisition, May 23, 2017.

In connection with the merger on May 23, 2017, the Company recorded deferred tax liabilities of $1,797,476 as part of its preliminary purchase price allocation. As indicated below, the Company is in the process of completing its analysis of the fair value of the net assets acquired and the consideration granted and therefore the deferred tax liabilities recorded are considered preliminary and subject to change.

Preliminary Allocation of Purchase Price of Fit Pay

The Merger Agreement was accounted for under the acquisition method of accounting. The purchase price was preliminarily allocated to the tangible and identifiable assets acquired and liabilities assumed of Fit Pay based upon their estimated fair values. The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill. The Company is in the process of completing its analysis of the fair value of the net assets acquired and the consideration granted through the use of an independent valuation firm and management’s preparation of estimates. Since the following information is based on preliminary assessments made by management, the acquisition accounting for Fit Pay is subject to final adjustment and it is possible that the final assessment of values may differ from the preliminary assessment. The following table summarizes the preliminary assessment of the estimated fair values of the identifiable assets acquired and liabilities assumed net of cash acquired, as of the date of acquisition of May 23, 2017.

Cash	$10,889
Accounts receivable	91,810
Other current assets	77,095
Property and equipment	31,967
Goodwill	7,954,260
Intangible assets (See Note 4)	5,245,400
Assets acquired	13,411,421

Accounts payable	165,650
Accrued liabilities	964,463
Customer deposits	286,948
Deferred taxes	1,797,476
Liabilities assumed	3,214,537

Net assets acquired	$10,196,884

Goodwill arising from the transaction consists of the expected operational synergies upon combining the entity and intangibles not qualifying for separate recognition.

In connection with the Fit Pay transaction, the Company entered into an employment agreement with Michael Orlando, the former Chief Executive Officer of Fit Pay.

Mr. Orlando will serve as the Chief Operating Officer of the Company and President of the wholly-owned subsidiary, Fit Pay, Inc. The term of the employment agreement is for one year and the employment agreement includes provisions for term extensions. In addition to  Mr. Orlando’s salary, the employment agreement also provides for all necessary and reasonable out-of-pocket expenses incurred in the performance of his duties under the agreement, eligibility to participate in bonus or incentive compensation plans of the Company and eligibility to receive equity awards as determined by the board of directors.

Pro Forma Financial Information

The following table summarizes the unaudited pro forma financial information assuming that the acquisitions of LogicMark and Fit Pay occurred on January 1, 2016, and their respective results had been included in the Company’s financial results for the six and three months ended June 30, 2017 and June 30, 2016. The pro forma combined amounts are based upon available information and reflect a reasonable estimate of the effects of the LogicMark and Fit Pay acquisitions for the periods presented on the basis set forth herein. The following unaudited pro forma combined financial information is presented for informational purposes only and does not purport to represent what the financial position or results of operations would have been had the LogicMark and Fit Pay acquisitions in fact occurred on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods.

	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	June 30, 2017		June 30, 2016
	(unaudited)		(unaudited)
Pro forma:
Net Sales	$14,431,446	$7,687,715	$7,476,084	$4,075,274
Net Loss applicable to Common Stockholders	$(3,760,809)	$(1,966,722)	$(11,800,016)	$(4,318,613)
Net Loss Per Share - Basic and Diluted applicable to Common Stockholders	$(0.41)	$(0.19)	$(1.55)	$(0.54)

The unaudited pro forma net loss attributable to Nxt-ID, Inc. has been calculated using actual historical information and is adjusted for certain pro forma adjustments based on the assumption that the acquisitions of LogicMark and Fit Pay and the application of fair value adjustments to intangible assets occurred on January 1, 2016. For the three and six months ended June 30, 2017, the pro forma financial information excluded the Fit Pay acquisition-related expenses of $110,140 and $122,817, respectively, which are included in the actual reported results, as general and administrative expenses, but excluded from the pro forma amounts above due to their nonrecurring nature. In addition, the pro forma adjustments for the three and six months ended June 30, 2017 include the following adjustments, (a) amortization expense related to the acquired intangible assets of $105,833 and $289,066, respectively; (b) interest expense of $77,416 and $211,406, respectively; and (c) dividends related to the Series C preferred stock of $14,247 and $38,904, respectively.

For the three and six months ended June 30, 2016, the pro forma financial information reflects the following adjustments, (a) the exclusion of the acquisition-related expenses of $333,518; (b) amortization of the inventory fair value adjustment of $nil and $945,212, respectively; (c) reduction in depreciation expense of $6,608 and $13,216, respectively; (d) amortization expense related to the acquired intangible assets of $374,764 and $745,410, respectively; (e) interest expense including the amortization of deferred debt issue costs of $1,441,506 and $2,867,617, respectively; and (f) dividends related to the Series B and Series C preferred stock of $306,182 and $612,089, respectively.

Note 6 – Strategic Agreements with world ventures holdings

The Company is a party to a Master Product Development Agreement with World Ventures Holdings, LLC, a related party. During the six and three months ended June 30, 2017, the Company recorded revenue of $6,289,281 and $3,581,245, respectively related to WVH. At June 30, 2017, the Company’s accounts receivable balance included $1,797,941 due from WVH.

Note 7 - Stockholders’ Equity

Series A Preferred Stock

For the six and three months ended June 30, 2017, the Company recorded Series A Preferred Stock dividends of $34,884 and $3,489, respectively. During the six months ended June 30, 2017 holders of 100,899 shares of Series A Preferred Stock converted $197,105 of Series A Preferred Stock and dividends into 83,876 shares of common stock. As of June 30, 2017 the outstanding principal balance on the Series A Preferred Stock was $110,525.

Series B Preferred Stock

For the six and three months ended June 30, 2017, the Company recorded Series B Preferred Stock dividends of $562,500 and $281,250, respectively. During the six months ended June 30, 2017 holders of 3,589,838 shares of Series B Preferred Stock converted $4,846,286 of Series B Preferred Stock, dividends and liquidated damages into 2,433,619 shares of common stock. As of June 30, 2017 the outstanding principal balance on the Series B Preferred Stock was $910,162.

Series C Preferred Stock

In May 2017, the Company authorized a new Series C Preferred Stock. The terms of the Series C Preferred Stock are as follows:

Ranking

The Series C Preferred Stock will rank junior to our Series A Preferred Stock, $0.0001 par value per share, and our Series B Preferred, $0.0001 par value per share with respect to dividend rights and/or rights upon distributions, liquidation, dissolution or winding up of the Company.

Dividends on Series C Preferred Stock

Holders of Series C Preferred Stock shall be entitled to receive from, from and after the first date of issuance of the Series C Preferred Stock, cumulative dividends at a rate of 5% per annum on a compounded basis, which dividend amount shall be guaranteed.  Accrued and unpaid dividends shall be payable in cash. For the six and three months ended June 30, 2017, the Company recorded Series C Preferred Stock dividends of $10,685.

Redemption of Series C Preferred Stock

The Series C Preferred Stock may be redeemed by the Company solely at the Company’s option in cash at any time, in whole or in part, upon payment of the stated value of the Series C Preferred Stock, and all related accrued but unpaid dividends.

Fundamental Change

If a “fundamental change” occurs at any time while the Series C Preferred Stock is outstanding, the holders of shares of Series C Preferred Stock then outstanding shall be immediately paid, out of the assets of the Company or the proceeds of such fundamental change, as applicable, and legally available for distribution to its stockholders, an amount in cash equal to the stated value of the Series C Preferred Stock, and all related accrued but unpaid dividends.

If the legally available assets of the Company and the proceeds of such “fundamental change” are insufficient to pay the all of the Holders of the Series C Preferred Stock, then the Holders of the Series C Preferred Stock shall share ratably in any such distribution in proportion to the amount that they would have been entitled to. A fundamental change includes but is not limited to any change in the ownership of at least 50% of the voting stock; liquidation or dissolution; or the Common Stock ceases to be listed on the market upon which it currently trades.

Voting Rights

The holders of the Series C Preferred Stock shall be entitled to vote on any matter submitted to the stockholders of the Company for a vote. One (1) share of Series C Preferred Stock shall carry the same voting rights as one (1) share of Common Stock.

Classification

The Series C Preferred Stock was accounted for under Section 480-10-S99 - Distinguishing Liabilities from Equity (FASB Accounting Standards Codification 480) as amended by ASU 2009-04 - for Redeemable Equity Instruments (“ASU 2009-04”). Under ASU 2009-04, a redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. The Company’s financing is redeemable at the option of the holder under the specified terms and conditions of such preferred stock however, the instrument was not redeemable as of June 30, 2017. Therefore, the Company classified the Series C Preferred Stock as temporary equity in the condensed consolidated balance sheet at June 30, 2017.

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

During the six months ended June 30, 2017, the Company issued 85,908 shares of common stock under the plan to five non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $160,000. Also during the six months ended June 30, 2017, the Company issued 237,559 shares of Common Stock with an aggregate fair value of $400,000 to executive and certain non-executive employees related to the Company’s 2016 management incentive plan. The vesting period for these restricted shares of common stock is thirty-six months. During the six months ended June 30, 2017, the Company expensed $52,500 related to these restricted stock awards. At June 30, 2017, a total of 507,414 shares of common stock have been issued from the Plan and 230,587 shares of common stock are available to be issued.

During the six months ended June 30, 2017, the Company accrued $300,000 of discretionary management and employee bonus expense.

During the six months ended June 30, 2017, the Company issued 55,754 fully-vested shares of common stock with a fair value of $102,395 to non-employees for services rendered.

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

Commitments

The Company is a party to certain leases for office space and warehouse facilities, with monthly payments ranging from $1,750 to $8,850, expiring on various dates through August 2020. The Company incurred rent expense of $93,503 and $64,879 for the six months ended June 30, 2017 and June 30, 2016, respectively. Minimum future lease payments for non-cancelable operating leases are as follows:

2017	$100,424
2018	110,867
2019	112,015
2020	65,235
Total future lease obligations	$388,541

The maturity of the Company’s debt over each of the next four years ending May 19, 2021 is as follows :

2017	$523,969
2018	266,200
2019	212,961
2020	212,961
2021	159,719
Total debt	$1,375,810

Note 9 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On July 3, 2017, the Company issued 11,500 shares of its common stock for the payment of services with a grant date fair value of $22,540.

On July 5, 2017, a purchaser of the Series A Preferred Stock converted an aggregate $141,644 of Series A Preferred Stock and dividends into 75,343 shares of common stock. Subsequent to these conversions, there is no longer any Series A Preferred Stock outstanding as of July 5, 2017.

On July 3, 2017 through July 14, 2017, purchasers of the Series B Preferred Stock converted an aggregate $1,265,581 of Series B Preferred Stock, dividends and liquidated damages into 673,183 shares of common stock. Subsequent to these conversions, there is no longer any Series B Preferred Stock outstanding as of July 15, 2017.

On July 13, 2017, the Company closed a registered direct offering of an aggregate of 2,170,000 shares of the Company’s common stock, and pre-funded warrants to purchase 230,000 shares of common stock. The Company sold the shares at a price of $1.43 per share and received $1.42 per pre-funded warrant. The Company received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $3,429,700.

On July 13, 2017, the Company also closed on a concurrent private placement with the same investors for no additional consideration, of warrants to purchase 1,800,000 shares of common stock.

In order to consummate the registered direct offering and concurrent private placement, the Company was required to obtain consent from the holders (the “November Holders”) of the Company’s (i) Amended and Restated Secured Subordinated Promissory Notes, originally issued on July 25, 2016, and amended on November 29, 2016 (the “November Notes”), and (ii) certain common stock purchase warrants (the “November Warrants”) that are initially exercisable on November 29, 2016. In consideration of the November Holders providing such consent to the registered direct offering and concurrent private placement, the Company and the November Holders agreed, as of July 11, 2017, to the following additional amendments to their respective November Notes, November Warrants, and that certain Exchange Agreement, dated November 29, 2016 (the “Exchange Agreement”):

1.	The conversion price of the November Notes was lowered from $3.00 to $2.00.

2.	The exercise price of the November Warrants was lowered from $3.00 to $2.00.

3.	The Company’s prohibition under the Exchange Agreement providing that for so long as the November Holders are holders of the November Notes, the November Warrants, or the shares of Common Stock issuable thereunder, the Company may not issue shares of our Common Stock at a price per share less than $3.00 per share, was lowered to $2.00 per share.

On July 19, 2017, the November Holders purchased from LogicMark Investment Partners, LLC (“LogicMark Investment Partners”), the representative of LogicMark, LLC, the outstanding balance of $594,403, including accrued and unpaid interest on the LogicMark Note. In connection therewith, the Company, LogicMark Investment Partners and the November Holders entered into an Assignment and Assumption Agreement, dated July 19, 2017, pursuant to which LogicMark Investment Partners assigned the LogicMark Note to the November Holders. In addition, on July 19, 2017, the Company and the November Holders entered into a Securities Exchange Agreement pursuant to which the Company exchanged the LogicMark Note held by the November Holders for (i) an aggregate principal amount of $594,403 of secured subordinated convertible promissory notes of the Company (the “July 2017 Notes”) due in July 2018, and (ii) warrants exercisable into 297,202 shares of Common Stock (the “July 2017 Warrants”). The July 2017 Notes are convertible into shares of Common Stock at a conversion price of $2.00 per share and the July 2017 Warrants are exercisable into shares of Common Stock with a five year term and an exercise price of $2.00 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the six and three months ended June 30, 2017 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

On July 25, 2016, we completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”). Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration (ii) $2.5 million in a secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”) (iii) 78,740 shares of common stock, which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants,”) to purchase an aggregate of 157,480 shares of common stock (the “LogicMark Warrant Shares”) for no additional consideration. In addition, we may be required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark meets certain gross profit targets set forth in the Interest Purchase Agreement. The LogicMark Note originally was to mature on September 23, 2016 but was extended to July 15, 2017. The earn-out payment related to 2016 and the remaining balance owed on the LogicMark Note including accrued interest were both paid in July 2017.

On May 23, 2017, the Company completed a merger (the “Merger”) pursuant to an executed Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Fit Merger Sub, Inc., a wholly-owned subsidiary of the Company (the “Merger Sub”), Fit Pay, Inc. (“Fit Pay”), Michael Orlando (“Orlando”), Giesecke & Devrient Mobile Security America, Inc. (“G&D”), the other stockholders of Fit Pay (the “Other Holders”) and Michael Orlando in his capacity as stockholder representative representing the Other Holders (the “Stockholder Representative”, and together with Orlando and G&D, the “Fit Pay Sellers”). In connection with the Merger, Fit Pay merged with and into the Merger Sub, with the Merger Sub continuing as the surviving entity and a wholly owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, the aggregate purchase price paid for Fit Pay was: (i) 19.96% of the outstanding shares of Common Stock; (ii) 2,000 shares of the Series C Preferred Stock; (iii) the payment of certain debts by the Company; and (iv) the payment of certain unpaid expenses by the Company. In addition, the Company will be required to pay the Sellers an earnout payment equal to 12.5% of the gross revenue derived from Fit Pay’s technology for sixteen (16) fiscal quarters commencing on October 1, 2017 and ending on December 31, 2021.

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

In healthcare, our business initiatives were bolstered by the acquisition of LogicMark, on July 25, 2016. LogicMark serves a market that enables two-way communication, sensors, biometrics and security to make home care for chronic medical conditions, including “aging in place,” a reality. There are three major trends driving this market: 1) an aging population, 2) desire to “age in place” and 3) the acute need to lower cost of care. These trends together have produced a large and growing market for us to serve. LogicMark has built a business around emergency communications in healthcare. We have a strong business with the US Department of Veterans Affairs (VA) today serving veterans who suffer from chronic conditions that often require emergency assistance. This business is steady and growing. Our strategic plan calls for expanding LogicMark’s business into other retail and enterprise channels to better serve the expanding demand for secure and remote healthcare.

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

Security and privacy concerns are already central to the adoption of IoT solutions that provides a large opportunity for the Company to collaborate and license its technology to the consumer-facing firms that are agressively pursuing IoT opportunities.

In finance, the technology pioneered by the Nxt-ID “Wocket” has continued to develop in range of capability while shrinking in size. This provides a technology package that can be integrated into a “smart wallet” that has the same technology as Apple Pay or into a card that can be used for a variety of transactions including – magnetic stripe emulation (Wi-Mag), Near Field Communication (NFC), tokens, barcode/QR codes and there can also be an EMV chip and a Bluetooth Beacon for remote sensing and response applications. Versions of this technology package provide a functional and secure “vault” that allows for full consumer control and customization by OEMs and solution providers.

Our finance business is being driven by the development of an innovative smartcard that leverages “Wocket” technology. The smartcard is called “Flye” and it is being developed in partnership with World Ventures Holdings, LLC (“WVH”). Flye is poised to finally deliver on the smart card vision that appeared in videos years ago. Flye offers new and unique features compared to any other “smartcards” in the market. It handles the core functions such as loading in multiple cards, gathering loyalty points while opening up new opportunities - for example the Bluetooth Beacon makes it simpler for service providers to automatically open doors, provide access, initiate requests among other things – all with software. Flye is targeted at WorldVentures members who care about travel, food and entertainment. These concerns demand more than payments and include loyalty programs and security features for peace of mind when traveling. Flye is designed to work in synchrony with the WVH smartphone application. It is a “tethered” solution, albeit a wireless one. WVH has a comprehensive vision for its card that includes the ability to delivery a highly tailored membership experience.

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

Results of Operations

Comparison of six and three months ended June 30, 2017 and June 30, 2016

Revenue. Our revenues for the six and three months ended June 30, 2017 were $14,337,476 and $7,656,179, respectively, compared to $80,795 and $38,493, respectively, for the six and three months ended June 30, 2016. The increase in our revenues for the six and three months ended June 30, 2017 versus the six and three months ended June 30, 2016 is directly related to shipments of the Flye card for WVH and LogicMark product sales which was acquired on July 25, 2016.

Cost of Revenue and Gross Profit. Our gross profit for the six and three months ended June 30, 2017 was $7,302,704 and $3,793,414, respectively, compared to a gross loss of $58,374 and $25,521, respectively, for the six and three months ended June 30, 2016. The increase in gross profit resulted from the shipments of the Flye smartcard and strong gross margin contributed by LogicMark, both of which were not part of our operating results in the six and three months ended June 30, 2016.

Operating Expenses. Operating expenses for the six months ended June 30, 2017 totaled $5,569,401 and consisted of research and development expenses of $262,622, selling and marketing expenses of $2,084,421 and general and administrative expenses of $3,222,358. Our operating expenses for the six months ended June 30, 2017 were higher by $993,758 as compared to the six months ended June 30, 2016. The primary reason for the increase is the inclusion of the operating expenses of LogicMark and Fit Pay both of which were not part of our consolidated operating results for the comparable 2016 period. The research and development expenses relate primarily to salaries and consulting services of $128,136. Selling and marketing expenses consisted primarily of salaries and consulting services of $550,426, amortization of intangibles of $457,152, merchant processing fees of $210,306, and sales commissions of $165,158. General and administrative expenses consisted of salaries and consulting services of $994,241, accrued management and employee incentives of $300,000, legal, audit and accounting fees of $480,191, and fees incurred of $122,817 related to the acquisition of Fit Pay. Also included in general and administrative expenses is $204,555 in non-cash stock compensation to consultants and board members.

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

Operating expenses for the three months ended June 30, 2017 totaled $3,127,013 and consisted of research and development expenses of $177,678, selling and marketing expenses of $1,087,663 and general and administrative expenses of $1,861,672. Our operating expenses for the three months ended June 30, 2017 were higher by $845,800 as compared to the three months ended June 30, 2016. The primary reason for the increase is the inclusion of the operating expenses of LogicMark and Fit Pay both of which were not part of our consolidated operating results for the comparable 2016 period. The research and development expenses relate primarily to salaries and consulting services of $110,311. Selling and marketing expenses consisted primarily of salaries and consulting services of $288,259, amortization of intangibles of $269,307, merchant processing fees of $102,179, and sales commissions of $92,927. General and administrative expenses for the three months ended June 30, 2017 consisted of salaries and consulting services of $542,158, accrued management and employee incentives of $150,000, legal, audit and accounting fees of $279,484, and fees incurred of $122,817 related to the acquisition of Fit Pay. Also included in general and administrative expenses is $118,415 in non-cash stock compensation to consultants and board members.

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

Operating Income. The operating income for the six and three months ended June 30, 2017 was $1,733,303 and $666,401, respectively, compared with an operating loss of $4,643,017 and $2,306,734, respectively, for the six and three months ended June 30, 2016. The significant favorable change in operating income for the six and three months ended June 30, 2017 is attributable to the enhanced gross margin discussed above as well as certain cost containment efforts related to advertising and trade show expenses and professional fees included in operating expenses.

Net Loss. The net loss for the six months ended June 30, 2017, was $1,929,532. The net loss for the six months ended June 30, 2017 was primarily attributable to the interest expense incurred of $3,423,012 and an income tax provision of $186,375 offset in past by operating income of $1,733,303. The net loss for the three months ended June 30, 2017 was $1,199,317 and was primarily attributable to an income tax provision of $93,188 and interest expense of $1,719,082 both of which were offset in part by operating income of $666,401. The net loss for the six and three months ended June 30, 2016, was $7,921,272 and $2,509,576, respectively, and resulted in part from the operational expenses incurred during the six and three months ended June 30, 2016. In addition, the net loss was attributable to interest expense incurred of $715,509 and $202,842, respectively, unfavorable changes in fair value of derivative liabilities of $2,299,020 and a loss on extinguishment of debt of $272,749 resulting from the accelerated installment payments made during the six months ended June 30, 2016.

Liquidity and Capital Resources

We have incurred an operating profit of $1,733,303 and a net loss of $1,929,532, for the six months ended June 30, 2017.

Cash and Working Capital. As of June 30, 2017, the Company had cash and stockholders’ equity of $1,271,577 and $5,598,260, respectively. At June 30, 2017, the Company had a working capital deficiency of $7,644,184 (including contingent consideration of $6,600,733).

Cash (Used in) Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for product, research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the six months ended June 30, 2017, net cash used in operating activities totaled $1,680,031, which was comprised of a net loss of $1,929,532, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $2,796,945, and changes in operating assets and liabilities of negative $2,547,444, as compared to net cash used in operating activities of $3,175,262 for the six months ended June 30, 2016, which was comprised of a net loss of $7,921,272, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $3,715,882, and changes in operating assets and liabilities of positive $1,030,128.

Cash (Used in) Investing Activities. During the six months ended June 30, 2017, net cash used in investing activities totaled $90,571 and was primarily related to a purchase of equipment of $1,460 and the cash portion of the purchase price to acquire Fit Pay, net of cash acquired of $89,111 which closed on May 23, 2017. During the six months ended June 30, 2016, net cash provided by investing activities amounted to $1,457,026 and was related to changes in restricted cash of $1,495,449 which was primarily attributable to the cash proceeds received as a result of the transaction with WVH.

Cash (Used in) Provided by Financing Activities. During the six months ended June 30, 2017, net cash used in financing activities totaled $257,500 and was primarily related to the pay down in the LogicMark Note of $250,000 and we also paid $7,500 for legal expenses related to the issuance of the Exchange Notes issued in November 2016. During the six months ended June 30, 2016, the Company received proceeds of $2,269,775 from the issuance of Series A Preferred Stock. In addition, the Company received proceeds of $50,000 in connection with the exercise of 100,000 warrants.

Sources of Liquidity. We are an emerging growth company and have generated losses from operations since inception. We incurred a net loss of $1,929,532 during the six months ended June 30, 2017. As of June 30, 2017, the Company had a working capital deficiency of $7,644,184 (including contingent consideration of $6,600,733) and stockholders’ equity of $5,598,260, respectively.

Given our cash position at June 30, 2017, proceeds from equity and debt offerings subsequent to June 30, 2017 and our projected cash flow from operations over the next twelve months, we believe that we will have sufficient capital to sustain operations over the next twelve months following the date of this filing. In order to execute our long-term strategic plan to develop and commercialize our core products, fulfill our product development commitments and fund our obligations as they come due, including the earn-out payments related to the acquisitions of LogicMark and Fit Pay, we may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should we not be successful in obtaining the necessary financing, or generate sufficient revenue to fund our operations, we would need to curtail certain of our operational activities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 4 to our condensed consolidated financial statements for the six months ended June 30, 2017, included elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, as of June 30, 2017, our management identified certain material weaknesses. in our internal control over financial reporting, which include difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in such area and limited segregation of duties within our accounting and financial reporting functions. In addition, management needs additional time to fully document the systems and controls related to the acquisition of Fit Pay in May 2017.

As part of our remediation plan to address such material weaknesses, our management has recently  hired an assistant controller with significant experience to help to improve our internal control over financial reporting and implement new policies, procedures and controls as necessary.

Changes in Internal Controls

During the three months ended June 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Nxt-ID, Inc.

Date: August 14, 2017	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

