Form 10-Q
period 2017-09-30
Nxt-ID, Inc.
filed 2017-11-14
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54960

Nxt-ID, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0678374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

285 North Drive

Suite D

Melbourne, FL 32904

(Address of principal executive offices) (Zip Code)

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

As of November 13, 2017, the total number of shares outstanding of the registrant’s common stock was 19,016,654.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$514,602	$3,299,679
Restricted cash	40,371	40,371
Accounts receivable	2,513,883	1,218,705
Inventory, net	4,878,195	5,341,500
Prepaid expenses and other current assets	2,144,224	1,347,627
Total Current Assets	10,091,275	11,247,882

Property and equipment:
Equipment	204,300	175,537
Furniture and fixtures	98,828	79,062
Tooling and molds	581,881	581,881
	885,009	836,480
Accumulated depreciation	(574,485)	(456,752)
Property and equipment, net	310,524	379,728

Goodwill	23,433,922	15,479,662
Other intangible assets, net of amortization of $1,155,257 and $318,842, respectively	12,694,710	8,285,725

Total Assets	$46,530,431	$35,392,997

Liabilities, Series C Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$2,301,268	$2,070,658
Accrued expenses	3,139,072	2,901,672
Customer deposits	3,676,395	6,068,894
Short-term debt	212,960	773,969
Convertible notes payable, net of discount of $351,078 and $1,366,667, respectively, and net of deferred debt issuance costs of $0 and $123,563, respectively	1,743,330	9,770
Other current liabilities – contingent consideration	5,340,432	1,496,442
Total Current Liabilities	16,413,457	13,321,405

Other long-term liabilities – contingent consideration	3,839,875	4,832,028
Long-term debt	638,881	-
Revolving loan facility, net of deferred debt issuance costs of $365,000 and $769,453, respectively	14,635,000	14,230,547
Deferred tax liability	2,267,325	190,286
Total Liabilities	37,794,538	32,574,266

Commitments and Contingencies

Series C Preferred Stock
Series C Preferred Stock, $0.0001 par value: 2,000 shares designated, 2,000 and 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,900,000	-

Stockholders’ Equity
Preferred Stock, $0.0001 par value: 10,000,000 shares authorized
Series A Preferred Stock, $0.0001 par value: 3,125,000 shares designated; 0 and 211,424 shares issued and outstanding (aggregate liquidation preferences of $0 and $440,594) as of September 30, 2017 and December 31, 2016, respectively	-	182,851
Series B Preferred Stock, $0.0001 par value: 4,500,000 shares designated; 0 and 4,500,000 shares issued and outstanding (aggregate liquidation preferences of $0 and $5,625,000) as of September 30, 2017 and December 31, 2016, respectively	-	4,090,000
Common Stock, $0.0001 par value: 100,000,000 shares authorized; 16,069,477 and 7,379,924 shares issued and outstanding, respectively	1,607	738
Additional paid-in capital	47,454,771	33,204,943
Accumulated deficit	(40,620,485)	(34,659,801)

Total Stockholders’ Equity	6,835,893	2,818,731

Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$46,530,431	$35,392,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

Revenues	$18,867,564	$3,174,151
Cost of goods sold	8,740,792	1,886,802

Gross Profit	10,126,772	1,287,349

Operating Expenses
General and administrative	5,764,111	4,659,647
Selling and marketing	3,373,370	1,910,030
Research and development	939,726	824,888

Total Operating Expenses	10,077,207	7,394,565

Operating Income (Loss)	49,565	(6,107,216)

Other Income and (Expense)
Interest income	-	23
Interest expense	(5,596,931)	(1,684,959)
Change in fair value of derivative liabilities	-	(2,299,020)
Change in fair value of contingent consideration	(133,755)	-
Loss on extinguishment of debt	-	(272,749)
Total Other Expense, Net	(5,730,686)	(4,256,705)

Loss before Income Taxes	(5,681,121)	(10,363,921)
Provision for Income Taxes	(279,563)	(5,000)

Net Loss	(5,960,684)	(10,368,921)
Preferred stock dividends	(705,149)	(581,303)

Net Loss applicable to Common Stockholders	$(6,665,833)	$(10,950,224)

Net Loss Per Share – Basic and Diluted applicable to Common Stockholders	$(0.60)	$(1.87)

Weighted Average Number of Shares of Common Stock Outstanding – Basic and Diluted	11,023,375	5,841,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30,
	2017	2016

Revenues	$4,530,088	$3,093,356
Cost of goods sold	1,706,020	1,747,633

Gross Profit	2,824,068	1,345,723

Operating Expenses
General and administrative	2,541,753	1,946,233
Selling and marketing	1,288,949	792,481
Research and development	677,104	80,208

Total Operating Expenses	4,507,806	2,818,922

Operating Loss	(1,683,738)	(1,473,199)

Other Income and (Expense)
Interest expense	(2,173,919)	(969,450)
Change in fair value of contingent consideration	(80,307)	-
Total Other Expense, Net	(2,254,226)	(969,450)

Loss before Income Taxes	(3,937,964)	(2,442,649)
Provision for Income Taxes	(93,188)	(5,000)

Net Loss	(4,031,152)	(2,447,649)
Preferred stock dividends	(97,080)	(438,717)

Net Loss applicable to Common Stockholders	$(4,128,232)	$(2,886,366)

Net Loss Per Share – Basic and Diluted applicable to Common Stockholders	$(0.28)	$(0.44)

Weighted Average Number of Shares of Common Stock Outstanding – Basic and Diluted	14,849,099	6,576,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities
Net Loss	$(5,960,684)	$(10,368,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	117,733	191,545
Stock based compensation	1,381,974	926,676
Amortization of debt discount	1,448,506	515,032
Amortization of intangible assets	836,415	136,232
Amortization of discount on contingent consideration	124,701	-
Change in fair value of contingent consideration	133,755	-
Non-cash charge for modification of convertible exchange note terms	191,630	-
Non-cash charge for modification of warrant terms	37,000	-
Loss on extinguishment of debt	-	272,749
Amortization of deferred debt issuance costs	985,516	282,822
Non-cash inventory charge	-	48,405
Deferred taxes	279,563	-
Change in fair value of derivative liabilities	-	2,299,020
Loss on conversion of convertible note interest	-	44,628
Changes in operating assets and liabilities:
Accounts receivable	(1,203,368)	(372,375)
Inventory	463,305	(461,445)
Prepaid expenses and other current assets	(437,112)	(325,338)
Accounts payable	(45,509)	236,956
Accrued expenses	218,383	887,344
Customer deposits	(2,641,948)	2,670,581
Total Adjustments	1,890,544	7,352,832
Net Cash Used in Operating Activities	(4,070,140)	(3,016,089)

Cash Flows from Investing Activities
Restricted cash	-	1,495,449
Pay down of contingent consideration	(1,500,000)	-
Acquisition, net of cash acquired	(89,111)	(17,390,290)
Purchase of equipment	(6,486)	(39,073)
Net Cash Used in Investing Activities	(1,595,597)	(15,934,698)

Cash Flows from Financing Activities
Proceeds received from issuance of Series A preferred stock, net	-	1,869,775
Proceeds received from issuance of Series B preferred stock, net	-	4,090,000
Proceeds received from short-term promissory note	-	400,000
Revolver borrowings, net	-	14,000,000
Pay down of short-term debt	(773,969)	(250,000)
Proceeds received in connection with issuance of common stock and warrants, net	3,069,940	-
Proceeds received from issuance of convertible exchange notes, net	594,408	-
Fees paid in connection with equity offerings	(9,719)	(44,521)
Proceeds from exercise of common stock warrants	-	50,000
Net Cash Provided by Financing Activities	2,880,660	20,115,254
Net (Decrease) Increase in Cash	(2,785,077)	1,164,467
Cash – Beginning of Period	3,299,679	418,991
Cash – End of Period	$514,602	$1,583,458

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$2,832,934	$237,500
Taxes	$4,500	$8,764
Non-cash financing activities:
Equipment purchases on payment terms	$10,075	$-
Fees incurred in connection with revolving credit facility	$450,000	$350,000
Accrued fees incurred in connection with equity offerings	$102,123	$160,467
Issuance of common stock in connection with accelerated installments of notes payable	$-	$3,294,850
Issuance of common stock in connection with conversion of interest on convertible notes	$-	$291,588
Reclassification of conversion feature liability in connection with note modification	$-	$1,702,400
Issuance of common stock in connection with conversion of Series A preferred stock	$-	$1,556,706
Exchange of short-term promissory note for Series A preferred stock	$-	$400,000
Issuance of common stock in connection with conversion of Series A preferred stock and related dividends	$338,749	$-
Issuance of common stock in connection with conversion of Series B preferred stock and related dividends and liquidated damages	$6,075,000	$-
Accrued Series A preferred dividends	$-	$143,471
Accrued Series B preferred dividends	$-	$209,375
Accrued Series C preferred dividends	$35,890	$-
Non cash consideration paid for LogicMark acquisition	$-	$9,900,000
Preliminary Purchase Price Allocation in Connection with Fit Pay Acquisition:
Assets acquired and liabilities assumed:
Current assets, including cash acquired	$179,794	$-
Property and equipment	31,967	-
Other intangible assets	5,245,400	-
Goodwill	7,954,260	-
Accounts payable and accrued liabilities	(1,130,113)	-
Customer deposits	(286,948)	-
Deferred taxes	(1,797,476)	-

Net Assets Acquired	10,196,884	-

Less: cash paid to acquire Fit Pay	(100,000)	-

Non cash consideration	$10,096,884	$-

Non-cash consideration consisted of:
Note payable issued to seller	$851,842	$-
Common stock issued to sellers	3,289,161	-
Series C preferred stock issued to sellers	1,900,000	-
Earn-out provision	4,055,881	-

Non-cash consideration	$10,096,884	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization and Principal Business Activities

Nxt-ID, Inc. (“Nxt-ID” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. Nxt-ID is a security technology company and operates its business in one segment — hardware and software security systems and applications. The Company’s innovative MobileBio® solution mitigates risks associated with mobile computing, m-commerce and smart OS-enabled devices. With extensive experience in biometric identity verification, security, privacy, encryption and data protection, payments, miniaturization and sensor technologies, the Company partners with companies to provide solutions for modern payment and the “Internet of Things” (“IoT”) applications.

On July 25, 2016, the Company completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016. The Company was required to pay the LogicMark Sellers an earn-out payment of (i) $1,500,000 for calendar year 2016 and (ii) and may be required to pay the LogicMark Sellers an earn-out payment of up to $5,000,000 for calendar year 2017 if LogicMark meets certain gross profit targets set forth in the Interest Purchase Agreement. The secured subordinated promissory note originally issued to LogicMark Investment Partners on July 25, 2016 and amended on November 29, 2016 (the “LogicMark Note”) was to mature on September 23, 2016 but was extended to April 15, 2017 and then extended to July 15, 2017. The Company and the LogicMark Sellers also agreed to extend the due date on the 2016 earn-out payment to July 15, 2017. On July 19, 2017, the Company paid the 2016 earn-out payment in the amount of $1,500,000 to the LogicMark Sellers. In addition, in July 2017, the remaining balance of $594,403 owed on the LogicMark Note, including accrued and unpaid interest, was purchased by certain investors in exchange for $594,408 in principal amount of convertible notes of the Company and warrants exercisable for 297,202 shares of Common Stock. See Note 7

On May 23, 2017, the Company completed a merger (the “Merger”) pursuant to an executed Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Fit Merger Sub, Inc., a wholly-owned subsidiary of the Company (the “Merger Sub”), Fit Pay, Inc. (“Fit Pay”), Michael Orlando (“Orlando”), Giesecke & Devrient Mobile Security America, Inc. (“G&D”), the other stockholders of Fit Pay (the “Other Holders”) and Michael Orlando in his capacity as stockholder representative representing the Other Holders (the “Stockholder Representative”, and together with Orlando and G&D, the “Sellers”). Pursuant to the Merger, Fit Pay merged with and into the Merger Sub, with the Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of the Company. See Note 5.

The Company’s wholly-owned subsidiary, LogicMark, manufactures and distributes non-monitored and monitored personal emergency response systems sold through the United States Department of Veterans Affairs, healthcare durable medical equipment dealers and distributors and monitored security dealers and distributors. The Company’s wholly-owned subsidiary, Fit Pay, has a proprietary technology platform that delivers payment, credential management, authentication and other secure services to the IoT ecosystem. The platform uses tokenization, a payment security technology that replaces cardholders’ account information with a unique digital identifier, to transact highly secure contactless payment and authentication services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2017 and for the nine and three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2017 and the condensed consolidated statements of operations for the nine and three months ended September 30, 2017 and September 30, 2016 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and September 30, 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the nine and three months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017 or for any future interim period. The condensed consolidated balance sheet at December 31, 2016 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 14, 2017 (the “2016 10-K”), and Amendment No. 1 to the 2016 10-K filed with the SEC on July 7, 2017.

Note 2 – Reverse Stock Split

On September 1, 2016, the Company’s board of directors and stockholders approved a resolution to amend the Company’s Certificate of Incorporation and to authorize the Company to effect a reverse split of the Company’s outstanding common stock at a ratio of 1-for-10 (the “Reverse Split”). On September 9, 2016, the Company effected the Reverse Split. Upon effectiveness of the Reverse Split, every ten (10) shares of outstanding common stock decreased to one (1) share of common stock. Throughout this report, the Reverse Split was retroactively applied to all periods presented.

Note 3 - Liquidity and Management Plans

The Company is an emerging growth company and recorded operating income of $49,565 and a net loss of $5,960,684 during the nine months ended September 30, 2017. As of September 30, 2017, the Company had a working capital deficiency of $6,322,182 (including contingent consideration of $5,340,432) and stockholders’ equity of $6,835,893. Given the Company’s cash position at September 30, 2017, proceeds from equity and note offerings subsequent to September 30, 2017 (See Note 10) and its projected cash flow from operations over the next twelve months, the Company believes that it will have sufficient capital to sustain operations over the next twelve months following the date of this filing. In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, fulfill its product development commitments and fund its obligations as they come due, the Company may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should the Company not be successful in obtaining the necessary financing, or generate sufficient revenue to fund its operations, the Company would need to engage in certain cost containment efforts, and/or curtail certain of its operational activities.

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

Concentrations of Credit Risk

During the nine and three months ended September 30, 2017, the Company recognized revenue of $7,057,032 and $767,751, respectively, from World-Ventures Holdings, LLC (“WVH”), a related party based on its position as the Company’s largest stockholder. At September 30, 2017, the Company’s accounts receivable balance included $1,893,662 due from WVH.

Revenue Recognition

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured.

Accounts Receivable

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. The Company had no allowance for doubtful accounts at September 30, 2017 and December 31, 2016.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of September 30, 2017, inventory was comprised of $3,756,866 in raw materials and $1,121,329 in finished goods on hand. Inventory at December 31, 2016 was comprised of $3,797,499 in raw materials and $1,544,001 in finished goods on hand. The Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of September 30, 2017, and December 31, 2016, the Company had prepaid inventory of $1,321,230 and $1,089,770, respectively. These prepayments were made primarily for raw materials inventory and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Goodwill

The Company’s goodwill relates to the acquisitions of LogicMark and Fit Pay. The Company began testing goodwill for impairment in the third quarter of 2017 as it relates to the acquisition of LogicMark which occurred on July 25, 2016. As part of the annual evaluation, the Company utilized the option to first assess qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of LogicMark. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that its reporting unit’s fair value is greater than its carrying amount. During the three and nine months ended September 30, 2017, the Company determined that it was more likely than not that the fair value of LogicMark exceeded its respective carrying amount and therefore, a quantitative assessment was not required. The Company has not recognized any goodwill impairment in 2017 in connection with its annual impairment test. The Company will begin testing the Fit Pay related goodwill for impairment annually in the second quarter of each year.

Other Intangible Assets

The Company’s intangible assets are all related to the acquisitions of LogicMark and Fit Pay and are included in other intangible assets in the Company’s condensed consolidated balance sheets at September 30, 2017 and December 31, 2016.

At September 30, 2017, the other intangible assets related to the acquisition of LogicMark are comprised of patents of $3,657,833; trademarks of $1,182,973; and customer relationships of $2,875,123. At December 31, 2016, the other intangible assets are comprised of patents of $3,936,612; trademarks of $1,230,002; and customer relationships of $3,119,111. The Company will continue amortizing these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the nine and three months ended September 30, 2017, the Company had amortization expense of $569,796 and $192,019, respectively related to the LogicMark intangible assets.

At September 30, 2017, the other intangible assets related to the acquisition of Fit Pay, which was completed on May 23, 2017, are comprised of trademarks of $392,286; technology of $3,225,675; and customer relationships of $1,360,820. The Company will continue amortizing these intangible assets using the straight-line method over their estimated useful lives which for trademarks, technology and customer relationships are 25 years; 7 years; and 6 years, respectively. During the nine and three months ended September 30, 2017, the Company had amortization expense of $266,619 and $187,244, respectively, related to the Fit Pay intangible assets.

As of September 30, 2017, amortization expense estimated for the remainder of fiscal year 2017 related to both the LogicMark and Fit Pay intangibles is approximately $380,000 and for each of the next five(5) fiscal years, 2018 through 2022, the amortization expense is estimated to be approximately $1,505,000 per year.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities of 1,151,374 realizable from the convertible exchange notes and related accrued interest and from the exercise of 3,926,251 warrants as of September 30, 2017 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive for the nine and three months ended September 30, 2017. As of September 30, 2016, potentially dilutive securities realizable from the convertible Series A and Series B Preferred Stock, and from the exercise of 1,319,049 warrants were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of FASB’s revenue standard under ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. As a result of ASU 2015-14, the guidance under ASU 2014-09 shall apply for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. As permitted under the standard, the Company plans to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach and recognize the cumulative effect to existing contracts in opening retained earnings on the effective date. The Company is currently reviewing and evaluating this guidance and its impact on its consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 (“ASU 2016-09”), “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this standard in the first quarter of 2017 and it did not have a material impact on its condensed consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (“ASU No. 2016-18”). The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

On July 25, 2016, in order to fund part of the acquisition purchase price of LogicMark, the Company and a group of lenders, including ExWorks Capital Fund I, L.P. as agent for the lenders (collectively, the “Lenders”), entered into a Loan and Security Agreement (the “Loan Agreement”), whereby the Lenders extended a revolving loan (the “Revolving Loan”) to the Company in the principal amount of $15,000,000 (the “Debt Financing”). The Company originally incurred $1,357,356 in deferred debt issue costs related to the revolving loan. In addition, the Company incurred an additional $450,000 in deferred debt issue costs as a result of extending the revolving loan. At September 30, 2017 the unamortized balance of those deferred debt issue costs was $365,000. The initial maturity date of the Revolving Loan was July 25, 2017, and the Revolving Loan bears interest at a rate of 15% per annum.

The Company has the ability to extend the Revolving Loan for one (1) additional year at its sole discretion with no subjective acceleration by the Lender, provided the Company is not in default on the loan. The Company exercised the option to extend the maturity date to July 25, 2018 and accordingly, the Company has classified the Revolving Loan as a non-current liability as of September 30, 2017 and December 31, 2016.

The Loan Agreement contains customary covenants, including an EBITDA requirement and a fixed charges ratio, as defined in the loan agreement. As of September 30, 2017, the Company was in compliance with such covenants.

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

Mr. Orlando is now the Chief Operating Officer of the Company and President of the wholly-owned subsidiary, Fit Pay. The term of the employment agreement is for one (1) year and the employment agreement includes provisions for term extensions. In addition to Mr. Orlando’s salary, the employment agreement also provides for all necessary and reasonable out-of-pocket expenses incurred in the performance of his duties under the agreement, eligibility to participate in bonus or incentive compensation plans of the Company and eligibility to receive equity awards as determined by the board of directors.

Pro Forma Financial Information

The following table summarizes the unaudited pro forma financial information assuming that the acquisitions of LogicMark and Fit Pay occurred on January 1, 2016, and their respective results had been included in the Company’s financial results for the nine and three months ended September 30, 2017 and September 30, 2016. The pro forma combined amounts are based upon available information and reflect a reasonable estimate of the effects of the acquisitions of LogicMark and Fit Pay for the periods presented on the basis set forth herein. The following unaudited pro forma combined financial information is presented for informational purposes only and does not purport to represent what the financial position or results of operations would have been had the acquisitions of LogicMark and Fit Pay in fact occurred on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods.

	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	September 30, 2017		September 30, 2016
	(unaudited)		(unaudited)
Pro forma:
Net Sales	$18,961,528	$4,530,088	$11,490,257	$4,014,154
Net Loss applicable to Common Stockholders	$(7,862,415)	$(4,101,606)	$(16,898,135)	$(4,614,264)
Net Loss Per Share - Basic and Diluted applicable to Common Stockholders	$(0.71)	$(0.28)	$(2.09)	$(0.53)

The unaudited pro forma net loss attributable to the Company has been calculated using actual historical information and is adjusted for certain pro forma adjustments based on the assumption that the acquisitions of LogicMark and Fit Pay and the application of fair value adjustments to intangible assets occurred on January 1, 2016. For the three and nine months ended September 30, 2017, the pro forma financial information excluded the Fit Pay acquisition-related expenses of $26,626 and $149,443, respectively, which are included in the actual reported results, as general and administrative expenses, but excluded from the pro forma amounts above due to their nonrecurring nature. In addition, the pro forma adjustments for the three and nine months ended September 30, 2017 include the following adjustments; (a) amortization expense related to the acquired intangible assets of $nil and $289,066, respectively; (b) interest expense of $nil and $211,406, respectively; and (c) dividends related to the Series C Preferred Stock of $nil and $38,904, respectively.

For the three and nine months ended September 30, 2016, the pro forma financial information reflects the following adjustments; (a) the exclusion of the acquisition-related expenses of $275,948 and $609,466; (b) amortization of the inventory fair value adjustment of $nil and $945,212, respectively; (c) reduction in depreciation expense of $15,719 and $28,935, respectively; (d) amortization expense related to the acquired intangible assets of $378,881 and $1,124,291, respectively; (e) interest expense including the amortization of deferred debt issue costs of $1,443,667 and $4,325,190, respectively; and (f) dividends related to the Series B Preferred Stock and Series C Preferred Stock of $306,456 and $918,545, respectively.

Note 6 – Strategic Agreements with world ventures holdings

The Company is a party to a Master Product Development Agreement with WVH, a related party. During the nine and three months ended September 30, 2017, the Company recorded revenue of $7,057,032 and $767,751, respectively related to WVH. At September 30, 2017, the Company’s accounts receivable balance included $1,893,662 due from WVH.

Note 7 – Convertible Notes Payable

July 2017 Exchange

In order to consummate a registered direct offering and concurrent private placement on July 13, 2017 (See Note 8), the Company was required to obtain consent from the holders (the “November Holders”) of the Company’s (i) Amended and Restated Secured Subordinated Promissory Notes, originally issued on July 25, 2016 (i.e., the LogicMark Note), and amended on November 29, 2016 (the “November Notes”), and (ii) certain common stock purchase warrants (the “November Warrants”) that were initially exercisable on November 29, 2016. In consideration of the November Holders providing such consent to the registered direct offering and concurrent private placement, the Company and the November Holders agreed, as of July 11, 2017, to the following amendments to their respective November Notes, November Warrants, and that certain Exchange Agreement, dated November 29, 2016 (the “Exchange Agreement”):

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

In connection with the reduction in conversion price of the November Notes from $3.00 to $2.00, the Company incurred a non-cash charge for modification of convertible exchange note terms of $191,630 for the three and nine months ended September 30, 2017. In addition, the Company expensed the remaining unamortized note discount and deferred debt issue costs related to the November Notes of $491,667 and $35,949, respectively. As a result of lowering the conversion price of the November Warrants from $3.00 to $2.00, the Company also incurred a non-cash charge for modification of terms related to the November Warrants of $37,000 for the three and nine months ended September 30, 2017.

On July 19, 2017, the November Holders purchased from LogicMark Investment Partners, LLC (“LogicMark Investment Partners”), the representative of LogicMark, LLC, the outstanding balance of $594,403, including accrued and unpaid interest on the LogicMark Note. In connection therewith, the Company, LogicMark Investment Partners and the November Holders entered into an Assignment and Assumption Agreement, dated July 19, 2017, pursuant to which LogicMark Investment Partners assigned the LogicMark Note to the November Holders. In addition, on July 19, 2017, the Company and the November Holders entered into a Securities Exchange Agreement pursuant to which the Company exchanged the LogicMark Note held by the November Holders for (i) an aggregate principal amount of $594,408 of secured subordinated convertible promissory notes of the Company (the “July 2017 Notes”) due in July 2018, and (ii) warrants exercisable into 297,202 shares of Common Stock (the “July 2017 Warrants”). The July 2017 Notes are convertible into shares of Common Stock at a conversion price of $2.00 per share and the July 2017 Warrants are exercisable into shares of Common Stock with a five year term and an exercise price of $2.00 per share. The exercise and the amount of shares of common stock issuable upon exercise of the July 2017 Warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions. reclassifications, mergers or other corporate changes and dilutive issuances.

The conversion option embedded in the convertible exchange notes was determined to contain beneficial conversion features, resulting in the bifurcation of those features as an equity instrument (resulting in a debt discount) at issuance. After allocation of the gross proceeds to the warrants (discussed above) and beneficial conversion feature, the total debt discount recognized was $432,917. The debt discount is being amortized over the term of the debt and the Company amortized $81,839 of the debt discount for the three and nine months ended September 30, 2017.

Note 8 - Stockholders’ Equity

July 2017 Offerings

On July 13, 2017, the Company closed a registered direct offering of an aggregate of 2,170,000 shares of the Company’s common stock, and pre-funded warrants to purchase 230,000 shares of common stock. The Company sold the shares at a price of $1.43 per share and received $1.42 per pre-funded warrant. The Company received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $3,429,700. The pre-funded warrants were converted into shares of common stock on September 23, 2017 and as a result were included in the common stock outstanding balance for purposes of computing earnings per share.

On July 13, 2017, the Company also closed on a concurrent private placement with the same investors for no additional consideration, of warrants to purchase 1,800,000 shares of common stock. The warrants will be exercisable beginning on the six (6) month anniversary of the date of issuance, at an exercise price of $2.00 per share and will expire on the fifth anniversary of the initial exercise date.

Series A Preferred Stock

For the nine and three months ended September 30, 2017, the Company recorded Series A Preferred Stock dividends of $34,884 and $0, respectively. During the nine months ended September 30, 2017 holders, of 211,424 shares of Series A Preferred Stock converted $338,749 of Series A Preferred Stock and dividends into 159,219 shares of common stock. As of September 30, 2017, there was no remaining outstanding principal balance on the Series A Preferred Stock.

Series B Preferred Stock

For the nine and three months ended September 30, 2017, the Company recorded Series B Preferred Stock dividends of $634,375 and $71,875, respectively. During the nine months ended September 30, 2017, holders of 4,500,000 shares of Series B Preferred Stock converted $6,075,000 of Series B Preferred Stock, dividends and liquidated damages into 3,106,802 shares of common stock. As of September 30, 2017, there was no remaining outstanding principal balance on the Series B Preferred Stock.

Series C Preferred Stock

In May 2017, the Company authorized a new Series C Preferred Stock. The terms of the Series C Preferred Stock are as follows:

Dividends on Series C Preferred Stock

Holders of Series C Preferred Stock are entitled to receive from and after the first date of issuance of the Series C Preferred Stock, cumulative dividends at a rate of 5% per annum on a compounded basis, which dividend amount shall be guaranteed. Accrued and unpaid dividends are payable in cash. For the nine and three months ended September 30, 2017, the Company recorded Series C Preferred Stock dividends of $35,890 and $25,205, respectively.

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

If the legally available assets of the Company and the proceeds of such “fundamental change” are insufficient to pay the all of the Holders of the Series C Preferred Stock, then the Holders of the Series C Preferred Stock shall share ratably in any such distribution in proportion to the amount that they would have been entitled to. A fundamental change includes but is not limited to any change in the ownership of at least fifty percent (50%) of the voting stock; liquidation or dissolution; or the Common Stock ceases to be listed on the market upon which it currently trades.

Voting Rights

The holders of the Series C Preferred Stock are entitled to vote on any matter submitted to the stockholders of the Company for a vote. One (1) share of Series C Preferred Stock shall carry the same voting rights as one (1) share of Common Stock.

Classification

The Series C Preferred Stock was accounted for under Section 480-10-S99 - Distinguishing Liabilities from Equity (FASB Accounting Standards Codification 480) as amended by ASU 2009-04 - for Redeemable Equity Instruments (“ASU 2009-04”). Under ASU 2009-04, a redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. The Company’s financing is redeemable at the option of the holder under the specified terms and conditions of such preferred stock however, the instrument was not redeemable as of September 30, 2017. Therefore, the Company classified the Series C Preferred Stock as temporary equity in the condensed consolidated balance sheet at September 30, 2017.

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

During the nine months ended September 30, 2017, the Company issued 131,363 shares of common stock under the LTIP to five (5) non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $260,000. Also during the nine months ended September 30, 2017, the Company issued 237,559 shares of Common Stock with an aggregate fair value of $400,000 to executive and certain non-executive employees related to the Company’s 2016 management incentive plan. In September 2017, the Company granted 622,507 restricted shares of common stock with an aggregate value of $1,067,231 to certain executive and non-executive employees. The vesting period for these restricted shares of common stock is twelve months. During the nine months ended September 30, 2017, the Company expensed $614,655 related to these restricted stock awards. At September 30, 2017, a total of 737,992 shares of common stock have been issued from the LTIP and there are no further shares available to be issued under the LTIP for the remainder of 2017.

2017 Stock Incentive Plan

On August 24, 2017, a majority of the Company’s stockholders approved at the Company’s annual meeting the Company’s 2017 Stock Incentive Plan (“2017 SIP”). The purpose of the 2017 SIP is to enable the Company to provide a means to issue shares of Common Stock or stock options which may be exercised for shares of Common Stock to certain eligible consultants, employees and service providers of the Company as a substitute for, or as an additional incentive to, paying cash compensation to consultants and non-payroll employees or as a portion of severance packages in certain scenarios. The 2017 SIP works in tandem with the 2013 LTIP to provide additional means to compensate our employees. The maximum aggregate number of shares of common stock that may be issued under the 2017 SIP, including stock awards, stock issued to directors for serving on the Company’s board, and stock appreciation rights, is limited to 10% of the shares of Common Stock outstanding on the first business or trading day of any fiscal year, which is at January 1, 2018; provided that for fiscal year 2017, 1,500,000 shares of Common Stock may be delivered to participants under the 2017 SIP.

During the nine months ended September 30, 2017, the Company issued 437,384 shares of common stock under the 2017 SIP.

Warrants

As of September 30, 2017, the Company had 3,926,251 warrants outstanding with a weighted average exercise price and remaining life in years of $6.54 and 4.043, respectively. At September 30, 2017, the warrants had no intrinsic value.

During the nine months ended September 30, 2017, the Company accrued $700,000 of discretionary management and employee bonus expense.

During the nine months ended September 30, 2017, the Company issued 119,800 fully-vested shares of common stock with a fair value of $240,535 to non-employees for services rendered.

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

Commitments

The Company is a party to certain leases for office space and warehouse facilities, with monthly payments ranging from $1,750 to $6,911, expiring on various dates through August 2020. The Company incurred rent expense of $150,730 and $103,232 for the nine months ended September 30, 2017 and September 30, 2016, respectively. Minimum future lease payments for non-cancelable operating leases are as follows:

2017	$50,775
2018	110,867
2019	112,015
2020	65,235
Total future lease obligations	$338,891

The maturity of the Company’s debt is as follows:

2017	$-
2018	266,200
2019	212,961
2020	212,961
2021	159,719
Total debt	$851,841

Note 10 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On October 2, 2017, the Company issued 6,000 shares of its common stock for the payment of services with a grant date fair value of $13,200.

On November 13, 2017, the Company closed a registered direct offering of an aggregate of 2,941,177 shares of the Company’s common stock. The Company sold the shares at a price of $1.36 per share. The Company received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $4,000,000.

On November 13, 2017, the Company also closed on a concurrent private placement with the same investors for no additional consideration, of warrants to purchase 2,500,000 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the nine and three months ended September 30, 2017 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

In order to consummate a registered direct offering and concurrent private placement on July 13, 2017, the Company was required to obtain consent from the holders (the “November Holders”) of the Company’s (i) Amended and Restated Secured Subordinated Promissory Notes, originally issued on July 25, 2016 (i.e., the LogicMark Note), and amended on November 29, 2016 (the “November Notes”), and (ii) certain common stock purchase warrants (the “November Warrants”) that were initially exercisable on November 29, 2016. In consideration of the November Holders providing such consent to the registered direct offering and concurrent private placement, the Company and the November Holders agreed, as of July 11, 2017, to the following amendments to their respective November Notes, November Warrants, and that certain Exchange Agreement, dated November 29, 2016 (the “Exchange Agreement”):

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

On July 19, 2017, the November Holders purchased from LogicMark Investment Partners, LLC (“LogicMark Investment Partners”), the representative of LogicMark, LLC, the outstanding balance of $594,403, including accrued and unpaid interest on the LogicMark Note. In connection therewith, the Company, LogicMark Investment Partners and the November Holders entered into an Assignment and Assumption Agreement, dated July 19, 2017, pursuant to which LogicMark Investment Partners assigned the LogicMark Note to the November Holders. In addition, on July 19, 2017, the Company and the November Holders entered into a Securities Exchange Agreement pursuant to which the Company exchanged the LogicMark Note held by the November Holders for (i) an aggregate principal amount of $594,408 of secured subordinated convertible promissory notes of the Company (the “July 2017 Notes”) due in July 2018, and (ii) warrants exercisable into 297,202 shares of Common Stock (the “July 2017 Warrants”). The July 2017 Notes are convertible into shares of Common Stock at a conversion price of $2.00 per share and the July 2017 Warrants are exercisable into shares of Common Stock with a five year term and an exercise price of $2.00 per share. The exercise and the amount of shares of common stock issuable upon exercise of the July 2017 Warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions. reclassifications, mergers or other corporate changes and dilutive issuances.

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

Our innovative MobileBio® security technologies that serve these end markets include encryption and payments, biometrics, security and privacy, sensors and miniaturization. Our core competencies and intellectual property in biometrics, security, sensors, and miniaturization – developed through intensive research and development over the past decade enable us to target and serve multiple large and growing end markets globally.

We believe that our MobileBio® products will provide distinct advantages within m-commerce market by improving mobile security. Currently, most mobile devices continue to be protected simply by PIN numbers. This security methodology is easily duplicated on another device, and can easily be spoofed or hacked. Our security paradigm is Dynamic Pairing Codes (“DPC”). DPC is a new, proprietary method to secure users, devices, accounts, locations and servers over any communication media by sharing key identifiers, including biometric-enabled identifiers, between end-points by passing dynamic pairing codes (random numbers) between end-points to establish sessions and/or transactions without exposing identifiers or keys. The ongoing high-level breaches of personal credit card data demand new securities to offer higher level of consumer protection through the use of biometrics and other proprietary solutions. Our strategic plan envisions using our core biometric facial and voice recognition algorithms to develop security applications (both cloud based and locally hosted) that can be used for companies (for industrial uses, such as enterprise computer networks) as well as individuals (for consumer uses, such as smartphones, tablets or personal computers), law enforcement, the defense industry, and the U.S. Department of Defense. Nxt-ID has numerous patents pending. Many of these patents pending focus on tokenization and protection, as well as payment methodology, voice biometrics, and other biometric forms of directed payment.

In healthcare, our business initiatives were bolstered by the acquisition of LogicMark, on July 25, 2016. LogicMark serves a market that enables two-way communication, sensors, biometrics and security to make home care for chronic medical conditions, including “aging in place,” a reality. There are three major trends driving this market: (1) an aging population; (2) desire to “age in place”; and (3) the acute need to lower cost of care. These trends together have produced a large and growing market for us to serve. LogicMark has built a business around emergency communications in healthcare. We have a strong business with the U.S. Department of Veterans Affairs (VA) today serving veterans who suffer from chronic conditions that often require emergency assistance. This business is steady and growing. Our strategic plan calls for expanding LogicMark’s business into other retail and enterprise channels to better serve the expanding demand for secure and remote healthcare.

Remote healthcare, which includes health monitoring and management using IoT and cloud-based processing, is an emerging area for LogicMark. The long-term trend toward more home-based care is a massive shift that is being driven by demographics (an aging population) and basic economics. People also value autonomy and privacy which are important factors in determining which solutions will suit the market. Consumers are beginning to enjoy the benefits of smart home technologies and online digital assistants. One of the promising applications of our VoiceMatch™ technology is enabling secure commands for restricted medical access. This solution, when coupled with our BioCloud™, combines biometrics with encryption and distributed access control.

Security and privacy concerns are already central to the adoption of IoT solutions that provides a large opportunity for the Company to collaborate and license its technology to the consumer-facing firms that are aggressively pursuing IoT opportunities.

In finance, the technology pioneered by our “Wocket” has continued to develop its range of capability while shrinking in size. This provides a technology package that can be integrated into a “smart wallet” that has the same or substantially similar technology as Apple Pay or into a card that can be used for a variety of transactions including – magnetic stripe emulation (Wi-Mag), Near Field Communication (NFC), tokens, barcode/QR codes and a Bluetooth Beacon for remote sensing and response applications. Versions of this technology package provide a functional and secure “vault” that allows for full consumer control and customization by OEMs and solution providers.

Our finance business is being driven by the development of an innovative smartcard that leverages “Wocket” technology. The smartcard is called “Flye” and it is being developed in our partnership with World-Ventures Holdings, LLC (“WVH”). Flye is poised to finally deliver on the smart card vision that appeared in videos years ago. Flye offers new and unique features compared to any other “smartcards” in the market. It handles the core functions such as loading in multiple cards, gathering loyalty points while opening – up new opportunities - for example the Bluetooth Beacon makes it simpler for service providers to automatically open doors, provide access, initiate requests among other things – all with software. Flye is targeted at WVH members who care about travel, food and entertainment. These concerns demand more than payments and include loyalty programs and security features for peace of mind when traveling. Flye is designed to work in synchrony with the WVH smartphone application. It is a “tethered” solution, albeit a wireless one. WVH has a comprehensive vision for its card that includes the ability to deliver a highly tailored membership experience.

With respect to IoT, the Company has joined the Cisco Solution Partner program to provide biometric and encryption solutions in conjunction with other ecosystem partners. Cisco sees security as integral to IoT. Cisco is integrating security directly into network infrastructure to enable companies to use their IoT networks in a secure fashion.

Our merger with FitPay has provided us with a proprietary technology platform that adds contactless payment capabilities to wearable and IoT devices with very little start-up time, investment in software development and instant access to the leading card networks. With payment capabilities powered by FitPay, IoT device manufacturers can create customer loyalty, tab into recurring revenue streams, open new markets, and differentiate their products in a competitive marketplace. FitPay’s lead customer currently is Garmin International.

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

Results of Operations

Comparison of nine and three months ended September 30, 2017 and September 30, 2016

Revenue. Our revenues for the nine and three months ended September 30, 2017 were $18,867,564 and $4,530,088, respectively, compared to $3,174,151 and $3,093,356, respectively, for the nine and three months ended September 30, 2016. The increase in our revenues for the nine and three months ended September 30, 2017 versus the nine and three months ended September 30, 2016 is directly related to shipments of the Flye card for WVH and LogicMark product sales.

Cost of Revenue and Gross Profit. Our gross profit for the nine and three months ended September 30, 2017 was $10,126,772 and $2,824,068, respectively, compared to gross profit of $1,287,349 and $1,345,723, respectively, for the nine and three months ended September 30, 2016. The increase in gross profit resulted from the shipments of the Flye smartcard and strong gross margin contributed by LogicMark. For the three and nine months ended September 30, 2016, the gross profit of LogicMark which was acquired on July 25, 2016, was included for the post acquisition period only.

Operating Expenses. Operating expenses for the nine months ended September 30, 2017 totaled $10,077,207 and consisted of research and development expenses of $939,726, selling and marketing expenses of $3,373,370 and general and administrative expenses of $5,764,111. Our operating expenses for the nine months ended September 30, 2017 were higher by $2,682,642 as compared to the nine months ended September 30, 2016. The primary reason for the increase is the inclusion of the operating expenses of LogicMark for the full nine months ended September 30, 2017, whereas for the nine months ended September 30, 2016, LogicMark only was included for the post acquisition period since it was acquired on July 25, 2016. In addition, Fit Pay was not part of our consolidated operating results for the nine months ended September 30, 2016. The research and development expenses relate primarily to salaries and consulting services of $723,781. Selling and marketing expenses consisted primarily of salaries and consulting services of $895,489, amortization of intangibles of $836,415, merchant processing fees of $292,866, sales commissions of $215,389 and advertising and promotional expenses of $146,828. General and administrative expenses consisted of salaries and consulting services of $1,956,608, accrued management and employee incentives of $700,000, legal, audit and accounting fees of $700,181, and fees incurred of $149,443 related to the acquisition of Fit Pay. Also included in general and administrative expenses is $1,024,584 in non-cash stock compensation to employees, consultants and board members.

Operating expenses for the nine months ended September 30, 2016 totaled $7,394,565 and consisted of research and development expenses of $824,888, selling and marketing expenses of $1,910,030 and general and administrative expenses of $4,659,647. The research and development expenses relate primarily to salaries and consulting services of $392,991, as well as expenses of 218,584 primarily related to the design and development of the “smart card” for WVH and manufacturing of the Wocket®. Selling and marketing expenses consisted primarily of salaries and consulting services of $532,866 and advertising and promotional expenses, including trade shows, of $412,351. General and administrative expenses for the nine months ended September 30, 2016 consisted of salaries and consulting services of $787,758, accrued management and employee incentives of $450,000, legal, audit and accounting fees of $1,425,975 and fees incurred of $609,466 related to the acquisition of LogicMark. Also included in general and administrative expenses is $282,300 in non-cash stock compensation to consultants and board members.

Operating expenses for the three months ended September 30, 2017 totaled $4,507,806 and consisted of research and development expenses of $677,104, selling and marketing expenses of $1,288,949 and general and administrative expenses of $2,541,753. Our operating expenses for the three months ended September 30, 2017 were higher by $1,688,884 as compared to the three months ended September 30, 2016. The primary reason for the increase is the inclusion of the operating expenses of LogicMark for the entire three months ended September 30, 2017 versus a partial inclusion for the three months ended September 30, 2016, since LogicMark was on acquired on July 25, 2016. In addition, Fit Pay was not part of our consolidated operating results for the three months ended September 30, 2016. The research and development expenses relate primarily to salaries and consulting services of $595,645. Selling and marketing expenses consisted primarily of salaries and consulting services of $345,062, amortization of intangibles of $379,263, merchant processing fees of $82,560, sales commissions of $70,231 and advertising and promotional expenses of $49,059. General and administrative expenses for the three months ended September 30, 2017 consisted of salaries and consulting services of $619,019, accrued management and employee incentives of $400,000, legal, audit and accounting fees of $219,990, and fees incurred of $26,626 related to the acquisition of Fit Pay. Also included in general and administrative expenses is $820,029 in non-cash stock compensation to employees, consultants and board members.

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

Operating Income (Loss). The operating income for the nine months ended September 30, 2017 was $49,565 and the operating loss for the three months ended September 30, 2017 was $1,683,738, respectively, compared with an operating loss of $6,107,216 and $1,473,199, respectively, for the nine and three months ended September 30, 2016. The significant favorable change in operating income for the nine months ended September 30, 2017 is attributable to the enhanced gross margin discussed above as well as certain cost containment efforts related to advertising and trade show expenses and professional fees included in operating expenses.

Net Loss. The net loss for the nine months ended September 30, 2017, was $5,960,684. The net loss for the nine months ended September 30, 2017 was primarily attributable to the interest expense incurred of $5,596,131, an unfavorable change in fair value of contingent consideration of $133,755, and an income tax provision of $279,563 all of which were partially offset by operating income of $49,856. The net loss for the three months ended September 30, 2017 was $4,031,152 and was primarily attributable to an operating loss of $1,683,738, interest expense of $2,173,919, an unfavorable change in fair value of contingent consideration of $80,307, and an income tax provision of $93,188. The net loss for the nine and three months ended September 30, 2016, was $10,368,921 and $2,447,649, respectively, and resulted in part from the operational expenses incurred during the nine and three months ended September 30, 2016. In addition, the net loss was attributable to interest expense incurred of $1,684,959 and $969,450, respectively. For the nine months ended September 30, 2016, the net loss also included, unfavorable changes in fair value of derivative liabilities of $2,299,020 and a loss on extinguishment of debt of $272,749 resulting from the accelerated installment payments made during the nine months ended September 30, 2016.

Liquidity and Capital Resources

We have incurred operating income of $49,565 and a net loss of $5,960,684, for the nine months ended September 30, 2017.

Cash and Working Capital. As of September 30, 2017, the Company had cash and stockholders’ equity of $514,602 and $6,835,893, respectively. At September 30, 2017, the Company had a working capital deficiency of $6,322,182 (including contingent consideration of $5,340,432).

Cash (Used in) Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for product, research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the nine months ended September 30, 2017, net cash used in operating activities totaled $4,070,140, which was comprised of a net loss of $5,960,684, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $5,536,793, and changes in operating assets and liabilities of negative $3,646,249, as compared to net cash used in operating activities of $3,016,089 for the nine months ended September 30, 2016, which was comprised of a net loss of $10,368,921, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $4,717,109, and changes in operating assets and liabilities of positive $2,635,723.

Cash (Used in) Investing Activities. During the nine months ended September 30, 2017, net cash used in investing activities totaled $1,595,597 and was primarily related to the payment of $1,500,000 of contingent consideration related to the earnout payment due to the LogicMark Sellers for 2016. In addition, we had purchases of equipment of $6,486 and the cash portion of the purchase price to acquire Fit Pay, net of cash acquired of $89,111 which closed on May 23, 2017. During the nine months ended September 30, 2016, net cash used in investing activities amounted to $15,934,698 and was related to changes in restricted cash of $1,494,665 which was primarily attributable to the cash proceeds received as a result of the transaction with WVH offset in part by purchases of tooling of $39,073. In addition, the Company used $17,390,290 in cash to acquire LogicMark net of cash acquired.

Cash (Used in) Provided by Financing Activities. During the nine months ended September 30, 2017, net cash provided by financing activities totaled $2,880,660 and was primarily related to the net proceeds received from the issuance of common stock and warrants of $3,069,940 and the net proceeds received from the issuance of convertible exchange notes of $594,408. The Company also paid down the LogicMark Note of $773,969 and we also paid $9,719 for legal and other expenses related to equity offerings. During the nine months ended September 30, 2016, the Company received proceeds of $2,269,775 (including $400,000 in proceeds received from a short-term promissory note that was exchanged for Series A preferred stock) from the issuance of Series A Preferred Stock and $4,090,000 in net proceeds from the issuance of Series B Preferred Stock. The Company also received net proceeds from the revolving credit facility which were used in part to fund the LogicMark acquisition. In addition, the Company received proceeds of $50,000 in connection with the exercise of 100,000 warrants. The Company also paid down $250,000 of the seller’s note resulting from the LogicMark acquisition.

Sources of Liquidity. We are an emerging growth company and have generated losses from operations since inception. We incurred a net loss of $5,960,684 during the nine months ended September 30, 2017. As of September 30, 2017, the Company had a working capital deficiency of $6,322,182 (including contingent consideration of $5,340,432) and stockholders’ equity of $6,835,893, respectively.

Given our cash position at September 30, 2017, proceeds from equity and debt offerings subsequent to September 30, 2017 and our projected cash flow from operations over the next twelve months, we believe that we will have sufficient capital to sustain operations over the next twelve months following the date of this filing. In order to execute our long-term strategic plan to develop and commercialize our core products, fulfill our product development commitments and fund our obligations as they come due, including the earn-out payments related to the acquisitions of LogicMark and Fit Pay, we may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should we not be successful in obtaining the necessary financing, or generate sufficient revenue to fund our operations, we would need to curtail certain of our operational activities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 4 to our condensed consolidated financial statements for the nine months ended September 30, 2017, included elsewhere in this document.

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

Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, as of September 30, 2017, our management identified certain material weaknesses in our internal control over financial reporting, which include difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in such area and limited segregation of duties within our accounting and financial reporting functions. In addition, management needs additional time to fully document the systems and controls related to the acquisition of Fit Pay in May 2017.

As part of our remediation plan to address such material weaknesses, our management hired an assistant controller in March 2017 with significant experience to help to improve our internal control over financial reporting and implement new policies, procedures and controls as necessary.

Changes in Internal Controls

During the three months ended September 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 13, 2017, the Company closed on a concurrent private placement with the same investors as those that participated in the Company’s registered direct offering that closed on July 13, 2017, for no additional consideration, of warrants to purchase 1,800,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Such warrants are exercisable beginning on the six (6) month anniversary of the date of issuance, at an exercise price of $2.00 per share and will expire on the fifth anniversary of the initial exercise date.

On July 19, 2017, the Company entered into a Securities Exchange Agreement with certain investors pursuant to which the Company issued to such investors, as partial consideration for an aggregate of $594,408, warrants convertible into 297,202 shares of Common Stock. Such warrants are exercisable as of July 19, 2017, at an exercise price of $2.00 per share, and will expire on the fifth anniversary of the initial exercise date.

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

Nxt-ID, Inc.

Date: November 14, 2017	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

