Form 10-K
period 2017-12-31
Nxt-ID, Inc.
filed 2018-04-02
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Melbourne, FL 32934

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

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2017, the last business day of the second fiscal quarter, was approximately $15,500,905 based on a total number of shares of our common stock outstanding that day of 8,289,254 and a closing price of $1.87. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 24,347,482 shares of its common stock outstanding as of March 29, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of Nxt-ID, Inc.’s (“Nxt-ID”, the “Company”, “our”, “us” or “we”) operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

Nxt-ID is an emerging technology company engaged in the development of proprietary products and solutions that serve multiple end markets, including the security, healthcare, financial technology (“FinTech”) and the Internet of Things (“IoT”) markets. With extensive experience in access control, biometric and behavior-metric identity verification, security and privacy, encryption and data protection, payments, miniaturization, and sensor technologies, we develop and market groundbreaking solutions for payment, IoT, and healthcare applications.

Two of Nxt-ID’s subsidiaries operate in the mobile and IoT-related markets: LogicMark, LLC (“LogicMark”), a manufacturer and distributor of non-monitored and monitored personal emergency response systems (“PERS”) that are sold through dealers, distributors and the United States Department of Veterans Affairs (the “VA”), and Fit Pay, Inc. (“Fit Pay”), a proprietary technology platform that delivers end-to-end solutions to device manufacturers for contactless payment capabilities, credential management, authentication and other secure services within the IoT ecosystem, which we acquired on May 23, 2017. Through these lines of business, Nxt-ID creates and markets technologies that are at the center of the rapidly expanding IoT space. Our core competencies leverage emerging business opportunities with significant high-growth potential, as well as revenue-producing lines of business with clear paths to expansion.

With technologies that validate and connect users to devices, and devices to ecosystems, we are playing a central role in the expansion of IoT ecosystems, focusing on the areas of healthcare and payments. Our strategic initiatives include: (1) monetizing our core technologies; (2) focusing on key addressable market segments and verticals; and (3) executing clear go-market strategies for our products and services.

This strategy allows us to take advantage of multilayered and recurring revenue opportunities within the healthcare and payment market segments. In healthcare, LogicMark produced consistent revenue growth, while positioning itself as the VA’s leading provider of non-monitored PERS devices and further expanding into the domestic retail market with its disruptive value proposition.

With respect to our payments business, Fit Pay became one of the first successful third-party payment network token service provider with the commercialization of its platform and the launch of the Garmin Pay™ feature for one of its customers, Garmin International, Inc. Fit Pay also announced key ecosystem partnerships with Visa International, Mastercard, Bank of America, and Australia and New Zealand Banking Group Limited (ANZ). We are continuing to integrate our initial 15 device manufactures onto the core Fit Pay Trusted Payment Manager™ platform (“TPMP”) with the product launches of the Token ring by Tokenize Inc. and the Bee payment device by Radiius. We are also working to expand the capabilities of the platform in order to integrate it with additional payment networks and issuing banks, and to offer new products, such as cryptocurrency, to emerging markets.

Healthcare

Overview

With respect to the healthcare market, our business initiatives are driven by LogicMark, which serves a market that enables two-way communication, medical device connectivity and patient data tracking of key vitals through sensors, biometrics, and security to make home health care a reality. There are three major trends driving this market: (1) an increased desire for connectivity; specifically, a greater desire for connected devices by people over 60 years of age who now represent the fastest growing demographic for social media; (2) the growth of “TeleHealth”, which is the means by which telecommunications technologies are meeting the increased need for health systems to better distribute doctor care across a wider range of health facilities, making it easier to treat and diagnose patients, and (3) rising healthcare costs – as health spending continues to outpace the economy, representing between 6% and 7% of the overall economy, the need to reduce hospital readmissions, increase staffing efficiency and improve patient engagement remain the highest priorities. Together, these trends have produced a large and growing market for us to serve. LogicMark has built a successful business on emergency communications in healthcare. We have a strong business relationship with the VA today, serving veterans who suffer from chronic conditions that often require emergency assistance. This business is steady and growing, producing record revenue in 2017. Our strategic plan calls for expanding LogicMark’s business into other healthcare verticals as well as retail and enterprise channels in order to better serve the expanding demand for connected and remote healthcare solutions.

Home healthcare, which includes health monitoring and management using IoT and cloud-based processing, is an emerging area for LogicMark. The long-term trend toward more home-based healthcare is a massive shift that is being driven by demographics (an aging population) and basic economics. People also value autonomy and privacy which are important factors in determining which solutions will suit the market. Consumers are beginning to enjoy the benefits of smart home technologies and online digital assistants. One of the promising applications of our VoiceMatch™ technology is enabling secure commands for restricted medical access. This solution, when coupled with Nxt-ID BioCloud™, combines biometrics with encryption and distributed access control.

Our Healthcare Monitoring Market Opportunity

PERS devices are used to call for help and medical care during an emergency. These devices are also used by a wide patient pool, as well as the general population, to ensure safety and security when living or traveling alone. The global medical alert systems market caters to different end-users across the healthcare industry, including individual users, hospitals and clinics, assisted living facilities and senior living facilities. The growing demand for home healthcare devices is mainly driven by an aging population and rising healthcare costs worldwide. We believe that this will spur the usage of medical alert systems across the globe, as they offer safety and medical security while being affordable and accessible.

The PERS market is divided into three device segments: landline-based PERS, mobile PERS, and standalone devices. The global PERS market is projected to grow at a CAGR of 5.83% to $8.4 billion in 2020, benefiting from strong demographic tailwinds. North America and Europe are the largest markets for PERS, accounting for approximately 40% and 37% of total sales, respectively in 2020. According to IndustryARC, improvements in healthcare infrastructure and emerging economies will fuel growth and significantly improve the relative market share of the Asia Pacific and the rest of world regions.

Our Health Care Products

LogicMark produces a range of products within the PERS market and has differentiated itself by offering non-monitored products, which only require a one-time purchase fee, instead of a recurring monthly contract.  As a result, LogicMark’s products are typically the most cost-effective PERS option. LogicMark’s non-monitored solution offers a significant value proposition over monitored solutions.

The cost of ownership of a monitored solution, which includes a monthly service fee, can be as much as $1,500 – $3,000 over a five-year period. This compares to a one-time purchase of a LogicMark non-monitored device, which provides a similar level of security for a purchase price as low as one tenth of that amount.

LogicMark offers both traditional (i.e., landline) and mPERS (i.e., cell-based) options. Our non-monitored products are sold primarily through the VA and healthcare distributors.

LogicMark offers monitored products that are primarily sold by dealers and distributors for the monitored product channel. LogicMark sells its devices to the dealers and distributors, who in turn offer the devices to consumers as part of their product/service offering. The service providers charge consumers a monthly monitoring fee for the associated monitoring service. These products are monitored by a third-party central station

Our Health Care Competition

LogicMark offers a wide variety of products, enabling it to cater to users with different levels of health and safety needs. Compared to its competitors, LogicMark’s PERS products offer enhanced functionality at the best value.

The chart below summarizes LogicMark’s product offering versus those of its competitors:

Our Health Care Business Strategy

Through LogicMark, we intend to expand distribution by using larger distributors who can leverage the consumer value proposition of offering a one-time device purchase as opposed to a leased monthly solution. We also intend to apply our technology to the next generation of PERS devices that will have greater functionality, innovative design and clinical monitoring capability. We believe that there is further potential for expansion in the domestic and international retail and international markets, and we intend to take advantage of this through a new product offering, Notify911, which is a non-monitored device developed for direct-to-consumer sales through retail channels and direct marketing initiatives. We are also seeking to leverage our PERS experience to develop new offerings in the home healthcare monitoring market.

Overall, our healthcare division, through LogicMark, is positioned to take advantage of favorable market dynamics, a stable revenue-producing customer base, a differentiated product line, a robust new product development pipeline and compelling growth opportunities.

Payments and Financial Technology

Overview

We conduct our payments business through Fit Pay, which was acquired by Nxt-ID in May 2017. Fit Pay’s core technology is a proprietary platform that enables contactless payment capabilities, allowing manufacturers of “smart devices” to add payment capabilities to their products with very little start-up time and minimal investment in software development, while granting them access to the leading card network and global credit card issuing banks. It is one of the first successful commercializations of a token requestor service provider integrated with the major payment card networks. The existing propriety capabilities of the contactless payment companies are not available to other original equipment manufacturers (“OEMs”). The Fit Pay TPMP creates an opportunity for a whole new range of devices to be payment-enabled.

Fit Pay is currently on-boarding 15 device manufactures to its platform. Garmin Pay™, a contactless payment feature for a new line of smartwatches by Garmin International, Inc., is powered by Fit Pay’s TPMP technology and went live in the fall of 2017. Fit Pay also announced the product launches for three other customers, including the Token ring by Tokenize Inc., the Bee payment device by Radiius and a luxury smart clasp by Wearatec Inc.

In addition to launching new customers, our emerging payments business also announced key ecosystem partnerships with Visa International, Mastercard, Bank of America, and Australia and New Zealand Banking Group Limited (ANZ). These agreements, along with the growing network of issuing banks, now enables cardholders to use devices powered by the TPMP, increasing our revenue potential and providing the opportunity to expand our customer and geographical footprint. At year-end, the TPMP was enabled by more than 60 issuing banks in 8 countries in the largest markets worldwide.

Our payment and financial technology business has also expanded to include new products and services. This includes growing the capabilities of the TPMP to integrate it with additional payment networks and issuing banks. Fit Pay has also developed proprietary payment devices that it will offer through business-to-business and direct-to-consumer channels. These new products will leverage the TPMP and allow us to access new customers and emerging markets, such as cryptocurrency. Fit Pay’s initial product offering is a platform extension and contactless payment device called Flip™, which enables Bitcoin holders to make contactless payment transactions at millions of retail locations with value exchanged from their cryptocurrency.

Together, these opportunities position our emerging payment and financial technology business for future growth as Fit Pay begins to monetize its core TPMP technology, and expand its products and services to new markets and customers.

Our Payments and Financial Technology Market Opportunity

Our payments business targets the rapidly expanding IoT and wearable devices markets. According to the research firm, Gartner, IoT devices will grow at a 32.9% CAGR through 2020, reaching an installed base of 20.4 billion units. Gartner estimates that by 2020 there will be more than 500 million wearable devices in use alone and it predicts that 1 million IoT devices will be purchased every hour by 2021.

As the markets for wearables and IoT devices expand, payments are also emerging as a key feature. A Business Insider Intelligence study estimates that by 2020 an estimated 63% of wearable devices will be payment-enabled. The research firm International Data Corporation predicts that wearable devices will transact more than $501 billion payment by 2020, overtaking plastic payment methods as the primary payment method in the next 5-7 years.

A recent survey by Visa and the industry publication, PYMTS, entitled “How We Will Pay: Consumers Connected Devices and the Future of Payments” supports consumer demand for adding payment capabilities to devices. The survey found strong support among consumers for new forms of payments. Of the survey’s respondents:

●	60% found buying and paying for things unproductive and time-consuming, and in need of improvements;
●	83% viewed using connected devices as a way to eliminate friction from how they pay;

●	66% would use a connected device to enable a seamless payment experience; and
●	77% want their financial institution/bankcard network to enable these new ways to pay.

As an early and established entrant into the payments market, we believe that we are well-positioned to take advantage of both the growth of payment-enabled devices and the consumer demand for new forms of payments.

Our Payments Product Offerings

We offer a range of technology platform services and products that leverage both the core payment technologies that we have developed as well as the assets gained through our business combination with Fit Pay. These include:

The Fit Pay Trusted Payment Manager Platform™

The TPMP provides IoT and wearable devices with contactless payment capabilities and full digital wallet functionality. It enables consumers to simply tap and pay at near field communication (“NFC”)-enabled point-of-sale (“POS”) terminals or ATMs using an existing credit, debit or prepaid card account. The TPMP uses tokenization, a payment security technology that replaces cardholders’ account information with a unique digital identifier (a “token”), to transact highly secure contactless payments and authentication services. Fit Pay leverages embedded secure element chip technology within devices to offer a payment solution that is very power and memory efficient. This frees devices from needing to be tethered to a host device or connected to the Internet to transact payments, creating a convenient and completely frictionless payment experience for consumers.

We consider Fit Pay to be the primary connection point between card networks, banks, merchants and the wearable user. Fit Pay has built a payment ecosystem that includes 15 devices manufactures, the Visa, Mastercard, Discover card networks (with additional networks to be added), and more than 60 issuing banks in 8 countries in the largest markets worldwide. Issuing banks accepting payments from devices connected to the TPMP include Bank of America, Capital One, U.S. Bank, Wells Fargo in the United States, BonusCard, Cornérbank, ANZ and NAB (National Australia Bank), among others.

Fit Pay became one of the first successful third-party payment network token service providers with the commercialization of the TPMP and the launch of the Garmin Pay™ feature for its customer Garmin International, Inc.

World Ventures Flye™ SmartCard

We continue to operate pursuant to our master product development agreement, dated December 31, 2015, with World Ventures Holdings, LLC (“WVH”), an international direct selling travel company, pursuant to which WVH committed to purchase an exclusive smart card from us for distribution to WVH’s members. . In connection with such agreement, WVH also made a strategic investment in our securities in 2015. The Flye™ smart card is customized for WVH with additional technologies and wireless features, such as the ability to seamlessly integrate with WVH’s DreamTrips™ smartphone application to wirelessly check-in and earn loyalty points towards free DreamTrips™ vacations at select restaurants. DreamTrips™ is a travel club and entertainment community where members can enjoy exciting excursions year-round to extraordinary destinations.

During the year ended December 31, 2017, we recorded revenue of $7,065,755 from WVH, a related party. WVH is considered a related party, as the Chief Technology Officer of WVH is a director of Nxt-ID.

For additional information on our transactions with WVH, see “Management Discussion and Analysis of Financial Condition and Results of Operations”.

Fit Pay General Purpose Reloadable (GRP) Mastercard®

Fit Pay offers prepaid capabilities on wearable devices connected to the TPMP. The general purpose reloadable (“GPR”) program, the Fit Pay Prepaid Mastercard®, gives consumers with Fit Pay’s contactless payment-enabled devices the convenience of storing funds directly on their devices. The program provides consumers with the ease and security of contactless payments. The Fit Pay Prepaid Mastercard® is available to device OEMs that integrate their products with the TPMP. The program allows consumers to load their Fit Pay-enabled IoT or wearable device with a prepaid value for contactless purchases. A digital wallet allows the user to re-load the account, set top-off thresholds and manage account settings. The Fit Pay Prepaid Mastercard® is sponsored by Sunrise Banks, N.A. Cascade Financial Technology Corp. serves as the program manager. The device can be used everywhere that debit Mastercard is accepted.

Flip™

Fit Pay recently announced Flip™, a new contactless payment device that will enable cryptocurrency holders to use the value of their currency to make purchases at millions of retail locations. The new device leverages an expansion of the TPMP to connect cryptocurrencies to the payment ecosystem. Flip™ will use value exchanged from Bitcoin to make traditional payment transactions.

Flip™ will be NFC-enabled, allowing it to transact payments at any retail point of sale location that accepts contactless payments. Flip™ will store a preloaded amount of U.S. dollars that are exchanged from a user’s existing cryptocurrency account. It includes a digital wallet that allows users to set how much value they would like their Flip™ to hold and when they would like it to reload, and to suspend the account should the device become lost or stolen. Initially, Flip™ will accept value exchanged from Bitcoin and will potentially expand to other cryptocurrencies in the future. Fit Pay has begun taking pre-orders for Flip™ and anticipates initial shipments of the device will begin in the second quarter of 2018.

Wi-Mag™

Our proprietary antenna and payment technology can be embedded in a mobile device to make wireless payments at most POS terminals which do not require NFC or Europay, MasterCard, and Visa (“EMV”) technology, potentially allowing users to make payments at most POS terminals in the United States and abroad.

SmartPay™

We have developed a standalone capability, SmartPayTM, on various devices with the ability to make payments by dynamic magnetic stripe or through interacting with a terminal through EMV, NFC or barcode functionality. We are currently pursuing significant strategic partnerships for this product.

Our Payments Competition

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

Competitors in the digital wallet marketplace include:

●	Google Wallet – A mobile payment system developed by Google that allows its users to store debit cards, credit cards, loyalty cards, and gift cards among other things, as well as redeeming sales promotions on their mobile phone.
●	Apple Pay – A mobile payment service that lets certain Apple mobile devices make payments at the time of retail and online checkout.
●	Paypal – A mobile service that can send money between other PayPal users and friends, track your balances, to pay from one’s phone, and order ahead at restaurants.
●	SamsungPay – A mobile payment system that uses Magnetic Secure Transmission to broadcast a signal to a POS payment terminal.
●	Fitbit Pay – Payment capability launch by fitness tracker and smartwatch producer Fitbit.

We believe that our payment products have certain competitive advantages. The existing contactless payment companies propriety capabilities are not available to other device manufacturers. Fit Pay’s TPMP creates an opportunity for a whole new range of devices to be payment-enabled by significantly reducing the cost and time to market. While other companies are seeking to build a similar white-labeled solution, we believe that the extent of Fit Pay’s existing relationships provides it with an advantage in the market.

The TPMP offers several distinctive features, including (1) it removes friction for the consumer with very little user interaction required; (2) it does not require a device to be present at the time of a transaction; (3) it is extendible to any operating system or device; and (4) it is highly secure and card data is not exposed at the point of sale.

Furthermore, we believe that the following factors create a defensible market position for Fit Pay: (1) we are the only independent platform to complete secure element (“SE”) tokenization integrations with major card networks; (2) complex service deployment barriers make it difficult for new entrants and for manufacturers to develop the capability themselves; (3) we own the security keys which eliminate the ability of OEMs to change providers without major service disruption; (4) we offer a comprehensive, end-to-end solution as a single source for all SE-related applications, including full-featured APIs (application programming interfaces) and SDKs (software development kits) to simplify implementation; and (5) we offer a scalable platform with direct access the major card network and issuing banks.

Our Payments Business Strategy

Our primary strategy for our payment business is to leverage our technological and competitive advantages across various industries in combination with established partners that can create meaningful distribution, monetizing the technologies and capabilities that we have developed. Our unique position as an independent platform provider with our comprehensive, end-to-end platform positions us to serve the rapidly expanding wearable and IoT markets. As described above, the complex ecosystem needed to support full-function payment capabilities creates a barrier for new entrants and manufacturers who may have considered developing the capability on their own, and offers continuity for our existing customer base.

Our business strategy is to leverage these attributes to (1) scale our platform to add more customers and payment use cases; (2) build new revenue streams by adding additional OEMs and our GPR program to new form factors; (3) add new capabilities to the TPMP such as cryptocurrency payments; (4) develop our own proprietary payment devices for business-to-business or business-to-consumer channels; and (5) integrate our platform with additional ecosystems such as transit, hotels, and building access systems.

Our Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We currently rely and will continue to rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. We have filed the following 32 patents, six of which have been awarded to date:

METHOD FOR REPLACING TRADITIONAL PAYMENT AND IDENTITY MANAGEMENT SYSTEMS AND COMPONENTS TO PROVIDE ADDITIONAL SECURITY AND A SYSTEM IMPLEMENTING SAID METHOD

Filed October 8, 2013

Application Number 14/049,175

METHOD FOR REPLACING TRADITIONAL PAYMENT AND IDENTITY MANAGEMENT SYSTEMS AND COMPONENTS TO PROVIDE ADDITIONAL SECURITY AND A SYSTEM IMPLEMENTING SAID METHOD

Continuation application of 001 with new claims

Filed August 31, 2016

Application Number 15/252,468

THE UN-PASSWORD™: RISK AWARE END-TO-END MULTI-FACTOR AUTHENTICATION VIA DYNAMIC PAIRING

Patent issued August 2, 2016

Patent Number 9,407,619

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

Application Number 15/225,780

SYSTEMS AND DEVICES FOR WIRELESS CHARGING OF A POWERED TRANSACTION CARD AND EMBEDDING ELECTRONICS IN A WEARABLE ACCESSORY

Filed September 2, 2015

Application Number 14/843,925

COMPONENTS FOR ENHANCING OR AUGMENTING WEARABLE ACCESSORIES BY ADDING ELECTRONICS THERETO

Filed September 2, 2015

Application Number 14/843,930

LOW BANDWIDTH CRYPTO-CURRENCY TRANSACTION EXECUTION AND SYNCHRONIZATION METHOD AND SYSTEM

Filed September 7, 2016

Application Number 15/259,023

METHOD AND SYSTEM TO ORGANIZE AND MANAGE TRANSACTIONS

Filed December 2, 2016

Application Number 15/368,546

THE UN-PASSWORD™: RISK AWARE END-TO-END MULTI-FACTOR AUTHENTICATION VIA DYNAMIC PAIRING

Filed March 14, 2016

Application Number 15/068,834

SYSTEM AND METHOD TO PERSONALIZE PRODUCTS AND SERVICES

Filed July 15, 2016

Application number 15/212,184

SYSTEM AND METHOD TO PERSONALIZE PRODUCTS AND SERVICES

Filed September 6, 2016

Application number 15/257,101

ACCORDION ANTENNA STRUCTURE

Filed April 4, 2016

Application Number 15/089,844

SYSTEM AND METHOD TO AUTHENTICATE ELECTRONICS USING ELECTRONIC-METRICS

Filed July 5, 2016

Application Number 15/202,553

SYSTEM AND METHOD TO DETERMINE USER PREFERENCES

Filed July 15, 2016

Application number 15/212,163

PREFERENCES DRIVEN ADVERTISING SYSTEMS AND METHODS

Filed July 15, 2016

Application number 15/212,161

AUTOMATED WEARABLE ACTIVATION SYSTEM

Filed July 27, 2017

Application number 62/537,904

SYSTEMS AND METHODS FOR PROVIDING AN INTERNET OF THINGS PAYMENT PLATFORM

Filed March 25, 2015

Application number 62/138,298

WIRELESS, CENTRALIZED EMERGENCY SERVICES SYSTEM

Patent Number 8,275,346

VOICE-EXTENDING EMERGENCY RESPONSE SYSTEM

Patent Number 8,121,588

LIST-BASED EMERGENCY CALLING DEVICE

Patent Number 8,369,821

ALARM SIGNALING DEVICE AND ALARM SYSTEM

Patent Number 7,312,709

FALL DETECTION SYSTEM HAVING A FLOOR HEIGHT THRESHOLD AND RESIDENT HEIGHT DETECTION DEVICE

Patent Number 7,893,844

We enter into confidentiality agreements with our consultants and key employees, and maintain control over access to and distribution of our technology, software and other proprietary information. The steps that we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

We do not generally conduct exhaustive patent searches to determine whether the technology used in our products infringes on the patents that are held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

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

Corporate Information

History

We were incorporated in the state of Delaware on February 8, 2012. We are an emerging technology company engaged in the development of proprietary products, services and solutions for security that serve multiple end markets, including the security, healthcare, finance and IoT markets.

On June 25, 2012, we acquired 100% of the membership interests in 3D-ID LLC (“3D-ID”), a limited liability company that we formed in Florida in February 2011 and that was previously owned by the Company’s founders. By acquiring 3D-ID, we gained the rights to a portfolio of patented technology in the field of three-dimensional facial recognition and imaging including 3D facial recognition products for access control, as well as the law enforcement and travel and immigration sectors. 3D-ID is an early stage company engaged in the design, research and development, integration, analysis, modeling, system networking, sales and support of intelligent surveillance, three-dimensional facial recognition and three-dimensional imaging devices and systems primarily for identification and access control in the security industries. As our acquisition of 3D-ID was a transaction between entities under common control in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”, we recognized the net assets of 3D-ID at their carrying amounts in our accounts on the date that 3D-ID was organized, February 14, 2011.

On July 25, 2016, we completed the acquisition of LogicMark pursuant to an interest purchase agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”). Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration (ii) a $2.5 million secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”) (iii) 78,740 shares of our common stock, par value $0.0001 per share (the “Common Stock”), which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants”) to purchase an aggregate of 157,480 shares of our Common Stock (the “LogicMark Warrant Shares”) for no additional consideration. In addition, we may be required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark meets certain gross profit targets set forth in the Interest Purchase Agreement. The LogicMark Note originally was to mature on September 23, 2016 but was extended to July 15, 2017. The earn-out payment related to 2016 and the remaining balance owed on the LogicMark Note including accrued interest were both paid in July 2017. Based on LogicMark’s operating results for the year ended December 31, 2017, the 2017 earnout amount owed by the Company is $3,156,088. As a result, the Company reduced the amount of contingent consideration due to the LogicMark Sellers by $1,843,912.

On May 23, 2017, we completed a merger (the “Merger”) pursuant to an agreement and plan of merger (the “Merger Agreement”) by and among the Company, Fit Merger Sub, Inc., a wholly-owned subsidiary of the Company (the “Merger Sub”), Fit Pay, Michael J. Orlando, Giesecke & Devrient Mobile Security America, Inc. (“G&D”), the other stockholders of Fit Pay (the “Other Holders”) and Mr. Orlando in his capacity as stockholder representative representing the Other Holders (the “Stockholder Representative”, and together with Orlando and G&D, the “Fit Pay Sellers”). In connection with the Merger, Fit Pay merged with and into the Merger Sub, with the Merger Sub continuing as the surviving entity and a wholly owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, the aggregate purchase price paid for Fit Pay was: (i) 19.96% of the outstanding shares of Common Stock; (ii) 2,000 shares of the Series C Non-Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series C Preferred Stock”); (iii) the payment of certain debts by the Company; and (iv) the payment of certain unpaid expenses by the Company. In addition, the Company will be required to pay the Sellers an earnout payment equal to 12.5% of the gross revenue derived from Fit Pay’s technology for sixteen (16) fiscal quarters commencing on October 1, 2017 and ending on December 31, 2021.

In connection with the Fit Pay transaction, Mr. Orlando became our Chief Operating Officer, as well as the President of Fit Pay, effective as of May 23, 2017.

Other

Our principal executive offices are located at 285 North Drive, Suite D, Melbourne, FL 32934, and our telephone number is (203) 266-2103. Our website address is www.nxt-id.com. The information contained therein or connected thereto shall not be deemed to be incorporated into this Report. The information on our website is not part of this Report.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Pursuant to Section 102 of the JOBS Act, we have provided reduced executive compensation disclosure and have omitted a compensation discussion and analysis from this Report. Pursuant to Section 107 of the JOBS Act, we have elected to utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Our emerging growth company status will expire on December 31, 2018.

Employees

As of December 31, 2017, we had a total of 55 full-time employees, comprising 15 employees in product engineering, 7 employees in finance and administration, 17 employees in sales and customer service and 16 employees in product fulfillment. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, graphic designers, computer scientists, sales and marketing and senior management personnel. In addition, we have independent contractors whose services we are using on an as-needed basis to assist with the engineering and design of our products.

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

The Company is an emerging growth company and has incurred net losses of $8,264,873 for the year ended December 31, 2017. As of December 31, 2017, the Company had cash and stockholders’ equity of $5,636,415 and $19,130,167, respectively. At December 31, 2017, the Company had working capital of $1,319,766. We cannot provide any assurance that we will be able to raise additional cash from equity financings, secure debt financing, and/or generate revenue from the sales of our products. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

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

We have made a significant acquisition in each of 2016 and 2017, and we may encounter difficulties in integrating these acquisitions and managing our growth, which would adversely affect our results of operations.

During 2016 and 2017, we completed the acquisitions of LogicMark and Fit Pay, and are considering other acquisitions to improve our position in market segments that we consider to be significant and strategic. We may be unable to integrate the operations of the acquired companies into our own in the manner we anticipated or at all, and such integration could be expensive. Moreover, this significant expansion of our operations could put significant strain on our management and our operational and financial resources. To manage future growth, we will need to hire, train, and manage additional employees, as well as properly integrate personnel from acquired businesses. Concurrent with expanding our operational and marketing capabilities, we will also need to increase our product development activities. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate, and manage the required personnel. Our failure to manage growth effectively could limit our ability to achieve our goals.

Our ability to integrate our acquisitions and manage our growth will depend in part on the ability of our executive officers to continue to implement and improve our operational, management, information and financial control systems and to expand, train and manage our employee base, and particularly to attract, expand, train, manage and retain a sales force to market our products on acceptable terms. Our inability to manage growth effectively could cause us to fail to realize the anticipated benefits of our acquisitions or could cause our operating costs to grow at a faster pace than we currently anticipate, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Because we are an emerging growth company, we expect to incur significant additional operating losses.

We are an emerging growth company. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our current products have not generated significant commercial revenue for us and there can be no guarantee that we can generate sufficient revenues from the commercial sale of our products in the near future to fund our ongoing capital needs.

We have a limited operating history upon which you can gauge our ability to obtain profitability.

We have a limited operating history and our business and prospects must be considered in light of the risks and uncertainties to which emerging growth companies are exposed. We cannot provide assurances that our business strategy will be successful or that we will successfully address those risks and the risks described herein. Most importantly, if we are unable to secure future capital, we may be unable to continue our operations. We may incur losses on a quarterly or annual basis for a number of reasons, some of which may be outside our control.

If we cannot obtain additional capital required to finance our research and development efforts, our business may suffer and you may lose the value of your investment.

We may require additional funds to further execute our business plan and expand our business. If we are unable to obtain additional capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. If this occurs, you may lose part or all of your investment. We will have ongoing capital needs as we expand our business. We have recently been informed by the U.S. Securities and Exchange Commission (the “SEC”) that our failure to file the financial statements associated with our Fit Pay acquisition within the 75 days of the closing of that acquisition has resulted in our no longer being eligible to register our securities with the SEC on Form S-3. Our inability to use Form S-3 to register our securities may negatively affect our ability to raise capital. If we raise additional funds through the sale of equity or convertible securities, your ownership percentage of our Common Stock will be reduced. In addition, these transactions may dilute the value of our Common Stock. We may have to issue securities that have rights, preferences and privileges senior to our Common Stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. There can be no assurance that we will be able to obtain the additional financing we may need to fund our business, or that such financing will be available on terms acceptable to us.

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

We do not have the resources to conduct exhaustive patent searches to determine whether the technology used in our products infringe patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed.

We may face claims by third parties that our products or technology infringe on their patents or other intellectual property rights. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.

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

To date, we have applied for 32 patents in the U.S., six of which have been awarded, and our success will depend, in part, on our ability to obtain patent and trade secret protection for proprietary technology that we currently possess or that we may develop in the future. No assurance can be given that any pending or future patent applications will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

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

Our success depends, to a significant extent, upon the efforts and abilities of members of senior management. We have entered into an employment agreement with our Chief Executive Officer and President, as well as our Chief Operating Officer, but have not entered into an employment agreement with our Chief Financial Officer or Chief Technology Officer. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. We currently maintain a key person life insurance policy on our Chief Executive Officer only.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual and current reports with the SEC with respect to our business and operating results.

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

We are presently a small company with too limited resources and personnel to establish a comprehensive system of internal controls. If we fail to maintain an effective system of internal controls, we would not be able to accurately report our financial results on a timely basis or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results would be harmed. We may in the future discover areas of our internal controls that need improvement. For example, because of size and limited resources, our external auditors may determine that we lack the personnel and infrastructure necessary to properly carry out an independent audit function. Although we believe that we have adequate internal controls for a company with our size and resources, we are not certain that the measures that we have in place will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, would harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls would also cause investors to lose confidence in our reported financial information, which would have a negative effect on our company and, if a public market develops for our securities, the trading price of our Common Stock.

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

As of December 31, 2017, we have identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions. In addition, management needs additional time to fully document the systems and controls related to the acquisition of Fit Pay in May 2017.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.

Our ability to grow successfully requires an effective planning and management process. The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources. To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources may not be adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are an emerging growth company within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our Common Stock could be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are not applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our annual gross revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our Common Stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and the price of our Common Stock may be more volatile.

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

We face the risk that we may not be able to access various capital sources including investors, lenders, or suppliers. Failure to access the equity or credit markets from any of these sources could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

Persistent global economic trends could adversely affect our business, liquidity and financial results.

Although improving, persistent global economic conditions, particularly the scarcity of capital available to smaller businesses, could adversely affect us, primarily through limiting our access to capital and disrupting our clients’ businesses. In addition, continuation or worsening of general market conditions in economies important to our businesses may adversely affect our clients’ level of spending and ability to obtain financing, leading to us being unable to generate the levels of sales that we require.  Current and continued disruption of financial markets could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

There can be no assurance that our biometric systems will achieve wide acceptance by commercial consumers of such security-based products, and/or market acceptance generally. The degree of market acceptance for products and services based on our technology will also depend upon a number of factors, including the receipt and timing of regulatory approvals, if any, and the establishment and demonstration of the ability of our proposed device to provide the level of security in an efficient manner and at a reasonable cost. Our failure to develop a commercial product to compete successfully with existing security technologies could delay, limit or prevent market acceptance. Moreover, the market for new biometric-based security systems is largely undeveloped, and we believe that the overall demand for mobile biometric-based security systems technology will depend significantly upon public perception of the need for such a level of security. There can be no assurance that the public will believe that our level of security is necessary or that the security industry will actively pursue our technology as a means to solve their security issues. Long-term market acceptance of our products and services will depend, in part, on the capabilities, operating features and price of our products and technologies as compared to those of other available products and services. As a result, there can be no assurance that currently available products, or products under development for commercialization, will be able to achieve market penetration, revenue growth or profitability.

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

Competition in the development of biometric recognition is expected to become more intense. Competitors range from university-based research and development graphics labs to development-stage companies and major domestic and international companies. Many of these entities have financial, technical, marketing, sales, distribution and other resources significantly greater than those that we have. There can be no assurance that we can continue to develop our biometric technologies or that present or future competitors will not develop technologies that render our biometric applications obsolete or less marketable or that we will be able to introduce new products and product enhancements that are competitive with other products marketed by industry participants.

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

Risks Related to our Securities

The market price for our Common Stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, and lack of profits, which could lead to wide fluctuations in the price of our Common Stock. You may be unable to sell your shares of Common Stock at or above your purchase price, which may result in substantial losses to you.

The market for our Common Stock is characterized by significant price volatility when compared to the securities of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that the price of our Common Stock will continue to be more volatile than the securities of such larger, more established companies for the indefinite future. The volatility in the price of our Common Stock is attributable to a number of factors. First, as noted above, our Common Stock is, compared to the securities of such larger, more established companies, sporadically and thinly traded. The price of our Common Stock could, for example, decline precipitously in the event that a large number of shares of our Common Stock is sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our lack of profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares of Common Stock on the market more quickly and at greater discounts than would be the case with the securities of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our Common Stock regardless of our operating performance.

If we are not able to comply with the applicable continued listing requirements or standards of the NASDAQ Capital Market, our Common Stock could be delisted from such exchange.

Our Common Stock is currently listed on the NASDAQ Capital Market (“NASDAQ”). In order to maintain such listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. Although we are currently in compliance with such listing standards, we have, in the past, fallen out of compliance and may in the future fall out of compliance with such standards. If we are unable to maintain compliance with these NASDAQ requirements, our Common Stock will be delisted from NASDAQ.

In the event that our Common Stock is delisted from NASDAQ and is not eligible for quotation on another market or exchange, trading of our Common Stock could be conducted on the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Pink Marketplace or the OTC Bulletin Board operated by the OTC Market Group Inc. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

 If and when a larger trading market for our Common Stock develops, the market price of our Common Stock is still likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares of Common Stock at or above the price at which you acquired them.

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

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our Common Stock could decline for reasons unrelated to our business, financial condition or operating results. The trading price of our Common Stock might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our Common Stock. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results and financial condition.

Our stockholders may experience significant dilution.

Although certain exercise restrictions are placed upon the holders of our warrants, the issuance of material amounts of Common Stock by us would cause our existing stockholders to experience significant dilution in their investment in us. In addition, if we obtain additional financing involving the issuance of equity securities or securities convertible into equity securities, our existing stockholders’ investment would be further diluted. Such dilution could cause the market price of our Common Stock to decline, which could impair our ability to raise additional financing.

We do not anticipate paying dividends in the foreseeable future; you should not buy our Common Stock if you expect dividends.

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

If you make an additional investment in our Common Stock, you may experience additional dilution in the future.

We may acquire other technologies or finance strategic alliances by issuing our equity or equity-linked securities, which may result in additional dilution to our stockholders.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights; and provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control of the Company. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the Company.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our Common Stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in our Common Stock. As a result, fewer broker-dealers may be willing to make a market in our Common Stock, reducing a stockholder’s ability to resell shares of our Common Stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Properties

Our principal executive offices are located in Melbourne, Florida. On October 3, 2014, the Company entered into a lease agreement for this office space, which includes customer service and warehouse space. The lease term which commenced on January 1, 2015 was for three years and the monthly rent included the base rent, an escrow for taxes and insurance, common area maintenance charges and applicable sales tax. The lease term expired on December 31, 2017 and on January 5, 2018 we entered into a six-month lease extension through June 30, 2018, at a monthly rent of $6,983.

We also retain an office in Oxford, Connecticut. On September 12, 2014, the Company entered into a lease agreement for this office space. The lease term commenced on October 1, 2014 and the lease term was for two years. The Company is currently leasing this office space on a month-to-month basis with a monthly rent of $2,450.

On October 16, 2013, the Company entered into a lease agreement for office space in Palm Bay, Florida. The term of the lease commenced on May 1, 2014 and was for three years with a monthly rent of $1,250 per month in the first year, increasing 3% annually thereafter. The Company is currently leasing this office space on a month-to-month basis with a monthly rent of $1,823.

As a result of the LogicMark acquisition on July 25, 2016, we assumed two facility leases. One of the leases was for office space located in Plymouth, Minnesota with a monthly rent of $1,170. This lease agreement expired in February 2018. In addition, LogicMark subleased office and warehouse space located in Louisville, Kentucky. The subleasing agreement expired on August 31, 2017. On June 6, 2017, we entered into a new three year lease agreement for the same office and warehouse space located in Louisville, Kentucky. The monthly rent for the space is $6,911 and this lease agreement expires in August 2020.

As a result of the Fit Pay acquisition on May 23, 2017, we assumed one facility lease. The lease is for office space located in Boulder, Colorado. The lease agreement expires in May 2020 and the current monthly rent is $3,356.

Item 3.	Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or the executive officers of any of our subsidiaries, threatened against or affecting us, or any of our subsidiaries in which an adverse decision could have a material adverse effect upon our business, operating results, or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on NASDAQ under the symbol “NXTD.”

Reverse Stock Split

On September 1, 2016, our board of directors and stockholders approved a resolution to amend our certificate of incorporation and to authorize the Company to effect a reverse split of the outstanding shares of Common Stock at a ratio of a 1-for-10 (the “Reverse Split”). On September 9, 2016, we effected the Reverse Split. Upon effectiveness of the Reverse Split, every ten (10) shares of outstanding Common Stock decreased to one share of Common Stock. In addition, the Reverse Split adjusted all outstanding warrants, options, and convertible instruments but did not change the number of authorized shares. Throughout this report, the Reverse Split was retroactively applied to all periods presented.

Price Range of Common Stock

The following tables show, for the periods indicated, the high and low bid prices per share of our Common Stock as reported by NASDAQ for the period January 1, 2016 through December 31, 2017. These bid prices represent prices quoted by broker-dealers on NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	2017
	High	Low
1st Quarter ended March 31, 2017	$4.17	$1.66
2nd Quarter ended June 30, 2017	$2.87	$1.21
3rd Quarter ended September 30, 2017	$2.80	$1.45
4th Quarter ended December 31, 2017	$8.59	$1.01

	2016
	High	Low
1st Quarter ended March 31, 2016	$13.50	$2.20
2nd Quarter ended June 30, 2016	$5.90	$3.20
3rd Quarter ended September 30, 2016	$6.49	$2.91
4th Quarter ended December 31, 2016	$4.38	$2.35

Holders

As of March 29, 2018, there were approximately 98 holders of record of our Common Stock. This number does not include shares of Common Stock held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid dividends on our Common Stock, and our board of directors does not intend to declare or pay any dividends on the Common Stock in the foreseeable future. Our earnings are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on the Common Stock will be at the discretion of our board of directors and will depend upon a variety of factors, including our future earnings, capital requirements, financial condition and such other factors as our board of directors may consider to be relevant from time to time.

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

Results of Operations

Year ended December 31, 2017, compared with the year ended December 31, 2016.

Revenue. Our revenues for the year ended December 31, 2017 were $23,316,969 compared to $7,736,320 for the year ended December 31, 2016. The increase in revenues for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily attributable to shipments of the FlyeTM smart card and LogicMark product sales. At December 31, 2017, WVH had sufficient FlyeTM smart card inventory on hand and as a result we expect to begin shipping such smart cards to WVH again in the latter part of 2018.

Cost of Revenue. The increase in our gross margin for the year ended December 31, 2017 was primarily attributable to shipments of the FlyeTM smart card and strong gross margin contributed by LogicMark. For the year ended December 31, 2016, our gross margin included the operating results of LogicMark, which was acquired on July 25, 2016, for the period July 25, 2016 through December 31, 2016. Our cost of revenue for 2017 also included an adjustment for excess and obsolete inventory of $1,083,024 resulting primarily from the write off of the remaining raw material components related to the Wocket® product line. In addition, in 2017 we also recorded a lower of cost or market adjustment of $347,546 related to the Wocket® included in finished goods inventory in anticipation of our future sales to wholesale customers.

Operating Expenses. Operating expenses for the year ended December 31, 2017 totaled $15,270,469 and consisted of research and development expenses of $1,667,850, selling and marketing expenses of $4,899,126 and general and administrative expenses of $8,703,493. For the year ended December 31, 2017, the research and development expenses related primarily to salaries and consulting services of $1,328,087. Selling and marketing expenses consisted primarily of salaries and consulting services of $1,616,597, amortization of intangibles of $1,089,961, freight charges of $541,364, allowance for bad debts of $402,383, and sales commissions of $290,838. General and administrative expenses for the year ended December 31, 2017 consisted of salaries and consulting services of $2,129,096, accrued management and employee incentives of $950,000, legal, audit and accounting fees of $708,075 and fees incurred of $642,549 related to the acquisition of LogicMark. Also included is $2,072,256 in non-cash stock compensation to vendors, employees and board members.

Operating expenses for the year ended December 31, 2016 totaled $10,011,540 and consisted of research and development expenses of $888,187, selling and marketing expenses of $2,881,668 and general and administrative expenses of $6,241,685. The research and development expenses related primarily to salaries and consulting services of $392,991, as well as expenses of $226,293 primarily related to the design and development of the smart card for WVH and manufacturing of the Wocket®. Selling and marketing expenses consisted primarily of salaries of $1,326,220, that were paid in both cash and stock, and advertising and promotional expenses, including trade shows of $519,397. General and administrative expenses for the year ended December 31, 2016 consisted of salaries and consulting services of $1,113,574, accrued management and employee incentives of $600,000, legal, audit and accounting fees of $1,602,083 and fees incurred of $605,228 related to the acquisition of LogicMark. Also included is $352,020 in non-cash stock compensation to vendors and board members.

Our operating expenses for the year ended December 31, 2017 were approximately $5,260,000 higher as compared to operating expenses for the year ended December 31, 2016. The primary reason for the higher operating expenses for the year ended December 31, 2017 versus the year ended December 31, 2016 is that our operating expenses included a full year of operating expenses related to LogicMark, whereas for the year ended December 31, 2016, the operating expenses of LogicMark, which was acquired on July 25, 2016, were included for the post acquisition period only. In addition, the operating expenses for the year ended December 31, 2017 include the operating expenses Fit Pay which was acquired on May 23, 2017.

Net Loss. The net loss for the year ended December 31, 2017 was $8,264,873 and resulted in part from operational expenses of $15,270,469 incurred during the year ended December 31, 2017. Our net loss was also attributable to our inventory adjustments discussed above totaling $1,430,570 and interest expense incurred of $7,736,414. The operational expenses, inventory adjustments and interest expense were partially offset by favorable gross profit margin stemming primarily from the sales of LogicMark product and the favorable net change in fair value of contingent consideration of $1,497,153, which resulted primarily from the reduction in the 2017 earnout amount due to the LogicMark Sellers.

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

Liquidity and Capital Resources

We are an emerging growth company and have generated losses from operations since inception. In order to execute our long-term strategic plan to develop and commercialize our core products, we may need to raise additional funds, through public or private equity offerings, debt financings, or other means. As of December 31, 2017, the Company had cash of $5,636,415.

In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, the Company may need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to December 31, 2017 or any additional funds raised will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all.

Cash Flows

Cash and Working Capital

We have incurred net losses of $8,264,873 and $12,752,928 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company had cash and stockholders’ equity of $5,636,415 and $19,130,167, respectively. At December 31, 2017, the Company had working capital of $1,319,766. During the year ended December 31, 2017, the Company raised net proceeds of approximately $13,811,429 through the issuance of its Common Stock, warrants and convertible exchange notes.

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the year ended December 31, 2017, net cash used in operating activities amounted to $5,608,651, which comprised a net loss of $8,264,873, positive adjustments to reconcile net loss to net cash used in operating activities of $6,483,125 and changes in operating assets and liabilities of negative $3,826,903, as compared to net cash used in operating activities of $950,048 for the year ended December 31, 2016, which comprised a net loss of $12,752,928, positive adjustments to reconcile net loss to net cash used in operating activities of $5,919,499 and changes in operating assets and liabilities of positive $5,883,381.

Cash Used in Investing Activities

During the year ended December 31, 2017, net cash used in investing activities amounted to $142,073 and was primarily related to equipment and tooling purchases totaling $52,962 and the cash portion of the purchase price to acquire Fit Pay, net of the cash we acquired of $89,111, which closed on May 23, 2017. During the year ended December 31, 2016, net cash used in investing activities amounted to $15,934,781 and was related to changes in restricted cash of $1,494,582 which was primarily attributable to the cash proceeds received as a result of the transaction with WVH offset in part by purchases of tooling of $39,073. In addition, the Company used $17,390,290 in cash to acquire LogicMark net of cash acquired.

Cash Provided by Financing Activities

During the year ended December 31, 2017, the Company received net proceeds of $13,291,390 from the issuance of its Common Stock and warrants and $594,408 from the issuance of its convertible exchange notes. The Company repaid $3,000,000 of revolver borrowings and also repaid the remaining balance due on the LogicMark Note of $773,969. The Company also made a contingent consideration payment of $1,500,000 related to the earnout payment due to the LogicMark Sellers for 2016. In addition, the Company paid $450,000 to extend the maturity date of its revolving credit facility for one additional year and also paid $74,369 for legal and other expenses relating to both the equity offerings and the issuance of the convertible exchange notes. During the year ended December 31, 2016, the Company received net proceeds of $1,869,755 from the issuance of its Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and $400,000 from the issuance of a promissory note that was converted into Series A Preferred Stock. In addition, the Company received $4,090,000 in net proceeds from the issuance of Series B Preferred Stock. The Company also received net proceeds of $13,906,250 from the revolving credit facility which were used in part to fund the LogicMark acquisition. In addition, the Company also paid down $1,726,031 of the seller’s note that resulted from the LogicMark acquisition with net cash received from the issuance of convertible exchange notes of $1,400,000 as well as cash on hand.

Sources of Liquidity

We are an emerging growth company and have generated losses from operations since inception. We incurred a net loss of $8,264,873 during the year ended December 31, 2017. As of December 31, 2017, the Company had a working capital of $1,319,766 (including contingent consideration of $3,656,660) and stockholders’ equity of $19,130,167, respectively. Such factors raise substantial doubt about our ability to sustain operations for at least one year from the issuance of these financial statements.

Given our cash position at December 31, 2017, proceeds from equity and debt offerings subsequent to December 31, 2017 and our projected cash flow from operations over the next twelve months, we believe that we will have sufficient capital to sustain operations over the next twelve months following the date of this filing to alleviate such substantial doubt. In order to execute our long-term strategic plan to develop and commercialize our core products, fulfill our product development commitments and fund our obligations as they come due, including the earn-out payments related to the acquisitions of LogicMark and Fit Pay, we may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should we not be successful in obtaining the necessary financing, or generate sufficient revenue to fund our operations, we would need to curtail certain of our operational activities.

Impact of Inflation

We believe that our business has not been affected to a significant degree by inflationary trends during the past three years. However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets. We have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during 2018. As such, we do not believe that inflation will have a significant impact on our business during 2018.

Financings

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

The conversion option embedded in the convertible exchange notes was determined to contain beneficial conversion features, resulting in the bifurcation of those features as an equity instrument (resulting in a debt discount) At issuance. After allocation of the gross proceeds to the warrants and beneficial conversion feature, the total debt discount recognized was equal to the face of the convertible exchange notes, The debt discount was amortized over the term of the debt and the Company amortized $1,366,667 and $133,333 of the debt discount for the years ended December 31, 2017 and 2016, respectively.

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

November 2017 Offerings

On November 13, 2017, the Company closed a registered direct offering of an aggregate of 2,941,177 shares (the “November Shares”) of Common Stock. The Company sold the November Shares at a price of $1.36 per share. The Company received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by us, of approximately $4 million. Aegis Capital Corp. acted as the placement agent for the offering.

On November 13, 2017, the Company also closed a previously announced concurrent private placement for no additional consideration, of the November Investor Warrants to purchase 2,500,000 shares of Common Stock.

On December 19, 2017, and effective as of November 29, 2017, we entered into an agreement (the “Amendment Agreement”) with the holders of the convertible notes and common stock purchase warrants issued pursuant to that certain Exchange Agreement, dated November 29, 2016, by and among the Company and such holders. Pursuant to the Amendment Agreement, the parties agreed to (i) amend the maturity dates of the convertible notes by one (1) year, or November 29, 2018, and (ii) that the holders would forbear the exercise of any remedies due to the passing of the original maturity date. In consideration thereof, the Company issued to the holders an aggregate of 370,000 shares of restricted Common Stock.

December 2017 Offering

On December 26, 2017, we closed a registered direct offering of an aggregate of 1,750,000 shares (the “December Shares”) of Common Stock. We sold the December Shares at a price of $4.00 per share. We received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by us, of approximately $7 million. Aegis Capital Corp. acted as the lead placement agent for the offering and Maxim Group LLC acted as a co-placement agent for the offering.

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

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, our observance of trends in the industry and information available from other outside sources, as appropriate. Please see Note 3 to our consolidated financial statements for a more complete description of our significant accounting policies.

We intend to utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act as allowed by Section 107(b)(1) of the JOBS Act for the adoption of new or revised accounting standards as applicable to emerging growth companies. As part of the election, we will not be required to comply with any new or revised financial accounting standard until such time that a company that does not qualify as an “issuer” (as defined under Section 2(a) of the Sarbanes-Oxley Act) is required to comply with such new or revised accounting standards.

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

Basis of Presentation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S.

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured.

Warranty Costs. The Company’s product is sold with a one-year warranty against defects in materials and workmanship under normal use. The Company accrues for the estimated costs associated with the one-year Wocket® warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience. Estimating warranty costs requires significant judgment. To date, warranty claims have been inconsequential and the Company estimates any such claims against sales made to date will be immaterial. Accordingly, no accrual for warranty costs has been recorded at December 31, 2017 and 2016.

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

Derivative Financial Instruments. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at the reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes or binomial option valuation model to value the derivative instruments at inception and on subsequent valuation dates. The Company accounts for conversion features that are embedded within the Company’s convertible notes payable that do not have fixed settlement provisions as a separate derivative instrument. In addition, warrants issued by the Company that do not have fixed settlement are also treated as derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve (12) months of the balance sheet date.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2017. Management has not completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2017 were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as COSO. Management has not completed an evaluation under the criteria set forth in Internal Control-Integrated Framework, and as such our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

As of December 31, 2017, we have identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area, limited segregation of duties within our accounting and financial reporting functions, and have not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 COSO framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2017 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions are as follows:

Name	Age	Position	Date First Elected or Appointed
Gino M. Pereira	60	Chief Executive Officer, President and Director	February 8, 2012
Vincent S. Miceli	60	Vice President and Chief Financial Officer	September 29, 2014
David Tunnell	52	Vice President and Chief Technology Officer	June 25, 2012
Michael J. Orlando	50	Chief Operating Officer and Director	June 30, 2017
Stanley E. Washington	54	Chief Revenue Officer and President Healthcare Division	January 1, 2018
Major General David R. Gust, USA, Ret	75	Director	June 25, 2012
Michael J. D’Almada-Remedios, PhD	55	Director	September 26, 2013
Daniel P. Sharkey	61	Director	June 23, 2014
John Bendheim	64	Director	April 11, 2017

Gino M. Pereira, one of our co-founders, has served as the Chief Executive Officer, President and director of the Company since its inception. Mr. Pereira has over 30 years of executive, operational and financial experience with technology companies in the United States, Europe and the Far East. He has also helped to develop several technology start-ups as well as served in an executive capacity in a large multinational public company. Mr. Pereira was Chief Financial Officer and later Chief Executive Officer of Technest Holdings Inc., a publicly quoted defense contracting company, from 2004 to 2011. Technest Holdings operated subsidiaries EOIR Technologies, Inc. and Genex Technologies, Inc. Mr. Pereira is a Fellow of the Chartered Association of Certified Accountants (UK) and has an MBA, with a specialty in finance, from the Manchester Business School in England.

Mr. Pereira brings to our board of directors significant expertise in the biometric and software recognition industries, as well as experience in international business technology and extensive management and operating experience. Having founded and/or operated companies in similar or related industries during the past 15 years, provides our board of directors with unparalleled knowledge of the Company and its operations and an understanding of the markets in which the Company plans to operate.

Vincent S. Miceli, has served as a Vice President and Chief Financial Officer of the Company since September 29, 2014. Mr. Miceli has over 30 years of experience in executive, financial and operational management for companies based primarily in the United States. Prior to joining the Company, Mr. Miceli was Vice-President and Chief Financial Officer/Treasurer of Panolam Industries International, Inc., a privately held company which primarily designs, manufactures, and distributes decorative and industrial laminates from May 2006 to mid-December 2013. Prior to that, Mr. Miceli was the Chief Financial Officer and Corporate Controller of Opticare Health Systems, Inc., a company that provides integrated eye care services from 2004 to 2006. Prior to 2004, Mr. Miceli held senior accounting positions at Amphenol Corporation and United Technologies, Inc. Mr. Miceli holds a BS degree in accounting from Quinnipiac College, an MBA, with a concentration in Finance, from the University of Hartford and he is an affiliate member of both the AICPA and Connecticut Society of Certified Public Accountants.

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

Michael J. Orlando, has served as our Chief Operating Officer since May 23, 2017 and as a director of the Company since June 30, 2017. Mr. Orlando founded Fit Pay, Inc. in September 2014. Prior to founding Fit Pay, Inc., Mr. Orlando served in numerous roles at payment, authentication, and software-as-a-service companies. From September 2012 to September 2014, Mr. Orlando served as Chief Sales Officer at Jumio, Inc., a leading mobile identify verification solution provider. In 2012, Mr. Orlando served as Senior Vice President, Sales and Marketing at EZ Prints, Inc., an online merchandise printing and fulfillment services company. From September 2000 to February 2012, Mr. Orlando served as Senior Vice President, Global Sales and Services at CyberSource Inc., a leading e-commerce and credit card systems management company, where he oversaw all enterprise sales and professional services functions worldwide.

Mr. Orlando holds a Bachelor of Science in Management from California Coast University.

Mr. Orlando’s significant experience in the payments industry and technology sector gives him the qualifications and skills necessary to serve as a director of our Company.

Stanley E. Washington, has served as our Chief Revenue Officer and President Healthcare Division since January 1, 2018. Mr. Washington is also Founder of Pantheon Business Consulting, a strategic business development firm which specializes in partnering with fast growing small & mid-sized companies in emerging growth segments with large strategic partners in order to drive accelerated revenue growth and profitability. Pantheon has worked closely with many of the marketplace’s fastest growing payment, m-commerce, security and consumer products companies and Mr. Washington has operated as a special advisor to many corporate executives and industry leaders. Prior to PBC, Mr. Washington spent 17 years as an executive at American Express and was Regional Vice President and General Manager of the Western United States operating as the region’s senior business leader where he managed American Express’ U.S. Commercial Card Division overseeing the Account Development Organization including sales and operational support across multiple industries, to more than 260 U.S. based global companies that represented over $300 billion in annual corporate revenue. As a 17 year veteran of American Express, Mr. Washington held numerous positions within the company including Regional Vice President and General Manager of the American Express Establishment Services Division where he was responsible for over $50 billion in annual charge volume and oversaw all merchant relationships and card member marketing to American Express merchant business locations throughout the Western States and Micronesia. During his tenure he was also responsible for American Express’ penetration into several key industries, including entertainment, gaming, restaurant, wine, ski and luxury hotels. Mr. Washington has also served in many business leadership positions including: Former Chairman, Los Angeles Convention & Visitors Bureau; Former Chairman, Los Angeles Sports & Entertainment Commission; Former Chairman, National Black Economic Development Coalition for MillerCoors Brewing Company; Board Member, Earvin “Magic” Johnson Foundation; Member, Board of Trustees Morehouse College.

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

General Gust brings to our board of directors valuable business expertise, particularly expertise in defense and homeland security market segments due to his significant experience as a director of a publicly held companies and his substantial experience gained as a member of the US Armed Services.

Michael J. D’Almada-Remedios, PhD has served as a director of the Company since September 26, 2013. Dr. D’Almada-Remedios’ background includes a successful track record for product innovation and development, outsourcing, global platform integration, massive-scale/hyper-growth operations, and building/developing teams from 50 to over 500 people. His key accomplishments at each company consistently show impressive gains in sales, profitability and global expansion into new markets.

Dr. D’Almada-Remedios is the Chief Technology Officer of WorldVentures Holdings, LLC, an international travel company. In 2014, Dr. D’Almada-Remedios was the Chief Technology Officer of Swarm-Mobile, a software company. Between January 2011 and September 2013, Dr. D’Almada-Remedios was the Chief Information Officer for Arbonne International, a billion-dollar global cosmetics company. From February 2009 to December 2010, he was a Vice-President at Expedia, Inc. and was responsible for all technologies, product development and technical operations for hotels.com. Prior to February 2009, Dr. D’Almada-Remedios was the Chief Technology Officer for Realtor.com and Shopping.com, a subsidiary of eBay, Inc.  At eBay he was a member of the eBay Inc. Technology Board for eBay, PayPal and Skype.

Earlier in his career, he was Global Chief Information Officer for the Travelocity group of companies and President and Chief Operating Officer of Bluelight.com, a subsidiary of Kmart. Dr. D’Almada-Remedios began his career as Vice President and Manager, Systems Integration & Development at Wells Fargo Bank, Consumer Banking Group.

Dr. D’Almada-Remedios has a PhD in Computer Control and Fluid Dynamics from the University of Nottingham in England and a B.Sc. in Physics and Computer Science from Kings College, University of London in England.

Dr. D’Almada-Remedios brings to our board of directors valuable business experience, particularly expertise in eCommerce technology and hyper growth companies.

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

Mr. Sharkey earned a Bachelor of Arts degree in Economics and Accounting from the College of the Holy Cross in Worcester, Massachusetts. Mr. Sharkey brings valuable experience in finance and administration to our board of directors and serves as our financial expert.

John Bendheim, has served as a director of the Company since April 11, 2017. Mr. Bendheim currently serves as the President of Bendheim Enterprises, Inc., a real estate investment holding company, and as the Vice President of the Leon Lowenstein Foundation, Inc., a foundation supporting education, health and environmental projects nationwide. Mr. Bendheim founded Inland Homes in 1994 and has specialized in providing equity funding for real estate transactions. From 1988 to 1994, Mr. Bendheim served as the President of Benditel Incorporated, a manufacturer of women’s apparel. Mr. Bendheim is also a member of several boards of directors. He serves as the Chairman of the Board of the Los Angeles Sports and Entertainment Commission and as Vice-Chairman of the Psychological Trauma Center. He is also a director of Cedars Sinai Medical Center, Cedars Sinai Medical Genetics Institute – Community Advisory Board, California Republic Bank, California Republic Bancorp, the Leon Lowenstein Foundation, USC Marshall Board of Leaders, University of Southern California Alumni Association Board of Governors, Wallace Annenberg Center for the Performing Arts, Beverly Hills Chamber of Commerce, American Fidelity Corporation, Evergreen Community School, Los Angeles Committee on Foreign Relations and the Brentwood School, as well as a member of the Advisory Board at Mandalay Digital Group, Inc. In addition, Mr. Bendheim served as an independent director of Zoo Entertainment, Inc. from June 2008 to June 2011.

Mr. Bendheim received his Bachelor of Science in Business Administration in 1975 and an MBA in 1976 from the University of Southern California.

Mr. Bendheim’s significant experience in business development, financing and advising boards of directors in various sectors give him the qualifications and skills necessary to serve as a director of our Company.

Board Committees

Our board of directors currently has the following committees:

Audit – Daniel Sharkey*(1), David R. Gust, John Bendheim

Compensation – David R. Gust*, Daniel Sharkey

Nominating and Governance – David R. Gust*, Daniel Sharkey

* — Indicates Committee Chair

(1) — Indicates Committee Financial Expert

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, our audit committee:

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

Our audit committee operates under a written charter adopted by our board of directors that satisfies the applicable standards of NASDAQ.

Our board of directors has determined that Mr. Sharkey is an Audit Committee Financial Expert as defined by the SEC rules and has the requisite financial sophistication as defined by The NASDAQ Stock Market rules and regulations.

Compensation Committee

Our compensation committee reviews and recommends policies relating to the compensation and benefits of our officers and employees. Our compensation committee reviews and approves corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and makes recommendations to our board of directors regarding compensation of these officers based on such evaluations. Our compensation committee administers the issuance of stock options and other awards under our stock plans. Our compensation committee reviews and evaluates, at least annually, the performance of our compensation committee. Our compensation committee operates under a written charter adopted by our board of directors that satisfies the applicable standards of NASDAQ.

Corporate Governance and Nomination Committee

Our corporate governance and nomination committee is responsible for, among other objectives, making recommendations to our board of directors regarding candidates for directorships; overseeing the evaluation of our board of directors; reviewing developments in corporate governance practices; developing a set of corporate governance guidelines, and reviewing and recommending changes to the charters of our other board committees. In addition, the corporate governance and nomination committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board concerning corporate governance matters.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Family Relationships

There are no relationships between any of the officers or directors of the Company.

Director Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Code of Ethics

Our board of directors has adopted a Code of Ethical Conduct (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules. We require all employees, directors and officers, including our principal executive officer and principal financial officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer and other finance department personnel with respect to full and accurate reporting. The Code of Conduct is available on our website at www.nxt-id.com. We will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website. The information contained on or that may be obtained from our website is not, and shall not be deemed to be a part of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2017, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Form	Description
Gino M. Pereira	4	One transaction was not reported on a timely basis (upon the acquisition of shares of Common Stock)
David Tunnell	4	Twelve transactions were not reported on a timely basis (upon the disposal of shares of Common Stock)

Item 11.	Executive Compensation.

Summary Compensation Table for Fiscal Years 2017 and 2016

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2017 and 2016 in all capacities for the accounts of our executives, including the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gino M. Pereira,	2017	381,150	-	100,000	-	-	-	25,780	506,930
Chief Executive Officer	2016	346,500	-	124,000	-	-	-	19,517	490,017
David Tunnell,	2017	305,000	-	80,000	-	-	-	14,400	399,400
Chief Technology Officer	2016	277,200	-	62,000	-	-	-	14,400	353,600
Vincent S. Miceli,	2017	265,650	-	70,000	-	-	-	26,724	362,374
Chief Financial Officer	2016	241,500	-	62,000	-	-	-	14,400	317,900
Michael J. Orlando,	2017	130,942	-	-	-	-	-	5,381	136,323
Chief Operating Officer (1)	2016	-	-	-	-	-	-	-	-

(1)	The 2017 salary information presented for Mr. Orlando is for the post-acquisition period May 23, 2017 through December 31, 2017 only.

Employment Agreements

Effective October 1, 2015, we extended the employment agreement with Gino M. Pereira, our Chief Executive Officer and President. The term of the employment agreement is for 3 years and the term commenced on October 1, 2015. Effective January 1, 2018, Mr. Pereira’s base salary increased to $420,000 from $381,150. The employment agreement also provides for:

●	Eligibility to participate in bonus or incentive compensation plans that may be established by our board of directors from time to time applicable to the executive’s services.
●	Eligibility to receive equity awards as determined by the board of directors, or a committee of the board of directors, composed in compliance with the corporate governance standards of any applicable listing exchange.

Effective May 23, 2017, we entered into an employment agreement with Michael J. Orlando, our Chief Operating Officer. The term of the employment agreement is for 1 year and commenced on May 23, 2017. Mr. Orlando’s base salary is $150,000, plus an initial stock grant of 250,000 shares of Common Stock from the Company’s 2013 Long-Term Stock Incentive Plan (the “LTIP”). Effective January 1, 2018, Mr. Orlando’s base salary increased to $350,000 from $150,000. The employment agreement also provides for:

●	Eligibility to participate in bonus or incentive compensation plans that may be established by the Board from time to time applicable to Mr. Orlando’s services.
●	Eligibility to receive equity awards as determined by our board of directors, or a committee of our board of directors, composed in compliance with the corporate governance standards of any applicable listing exchange.

We do not have employment agreements with Vincent S. Miceli, our Chief Financial Officer, or David Tunnell, our Chief Technology Officer.

A brief description of the LTIP and the Company’s 2017 Stock Incentive Plan (the “2017 SIP”) are contained in Note 9 of the Notes to the Consolidated Financial Statements.

Outstanding Equity Awards at 2017 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by the named executives as of December 31, 2017. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule. The presentation of the grants on the following table reflect the reverse stock split that was effected on September 9, 2016.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Gino Pereira	-	-	-	-	-	-	$	58,140	$100,000
David Tunnell	-	-	-	-	-	-	$	46,512	$80,000
Vincent S. Miceli	-	-	-	-	-	-	$	40,698	$70,000
Michael J. Orlando	-	-	-	-	-	-	$	-	$-

A brief description of the LTIP and the 2017 SIP are contained in Note 9 of the Notes to the Consolidated Financial Statements.

Director Compensation for Fiscal 2017

Our non-employee directors receive $80,000 annually for serving on our board of directors, which is paid quarterly in stock. The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended December 31, 2017.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)(6)	Total ($)
Major General David R. Gust, USA, Ret. (1)	-	80,000	-	-	-	725	80,725
Michael J. D’Almada-Remedios, PhD (2)	-	80,000	-	-	-	295	80,295
Daniel P. Sharkey (3)	-	80,000	-	-	-	602	80,602
John Bendheim (4)	-	60,000	-	-	-	-	60,000
Robin Richards (5)	-	60,000	-	-	-	1,495	61,495

(1)	Mr. Gust, received 36,311 shares of Common Stock at an average price of approximately $2.20 per share.
(2)	Dr. D’Almada-Remedios received 36,311 shares of Common Stock at an average price of approximately $2.20 per share.
(3)	Mr. Sharkey received 36,311 shares of Common Stock at an average price of approximately $2.20 per share.
(4)	Mr. Bendheim received 25,500 shares of Common Stock at an average price of approximately $2.35 per share.
(5)	Mr. Richards received 25,500 shares of Common Stock at an average price of approximately $2.35 per share. Effective March 9, 2018, Mr. Richards resigned from our board of directors. Such resignation was not due to any disagreement with our board of directors or the Company’s operations, policies or practices.
(6)	The Company reimbursed Mr. Gust, Dr. D’Almada-Remedios, Mr. Sharkey and Mr. Richards for travel-related expenses.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 29, 2018 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 29, 2018. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 29, 2018 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and executive officers is c/o Nxt-ID, Inc. 285 North Drive, Suite D, Melbourne, FL 32934.

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percent of class of Common Stock (1)

Directors and Named Executive Officers:

Gino M. Pereira Chief Executive Officer and Director	866,515	3.56%

David Tunnell Chief Technology Officer	759,933	3.12%

Vincent S. Miceli Vice-President and Chief Financial Officer	65,191	*

Michael J. Orlando Chief Operating Officer and Director	1,272,105	5.22%

Stanley E. Washington Chief Revenue Officer and President Healthcare Division	31,250	*

Major General David R. Gust, USA, Ret. Director	68,425	*

Michael J. D’Almada-Remedios, PhD Director	73,793	*

Daniel P. Sharkey Director	63,413	*

John Bendheim Director	25,500	*

Directors and Executive Officers as a group (9 persons)	3,226,125	13.25%

*	Less than 1%

(1)	Based on 24,347,482 shares of Common Stock issued and outstanding as of March 29, 2018. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

Equity Compensation Plan Information as of December 31, 2017

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Plan (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	$-	686,037
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	686,037

(1)	Represents the shares of Common Stock authorized for issuance under the LTIP, which was approved by the Company’s stockholders on January 4, 2013. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including stock options, stock awards, including stock issued to our board of directors for serving on our board of directors, and stock appreciation rights is limited to 10% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 2,358,359 for fiscal 2018.

(2)	As of January 1, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Except as described below, during the past two fiscal years, there have been no transactions, whether directly or indirectly, between us and any of our officers, directors, beneficial owners of more than 5% of our outstanding Common Stock or their family members, that exceeded the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year end.

During the years ended December 31, 2017 and December 31, 2016, we recognized revenue of $7,065,755 and $1,357,413, respectively from WVH a related party. In addition, our accounts receivable, net balance at December 31, 2017 and December 31, 2016 included $1,364,405 and $621,724, respectively due from WVH.

Director Independence

As we are listed on NASDAQ, our determination of independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market (the “NASDAQ Rules”). Our board of directors affirmatively determined that Major General David R. Gust, Daniel P. Sharkey, and John Bendheim are “independent” directors, as that term is defined in the NASDAQ Rules. Our board of directors also affirmatively determined that Robin Richards, a former director who resigned from our board of directors effective March 9, 2018, was an “independent” director, as that term is defined in the Rules. The Company expects to regain compliance with the independence requirements within the 180 day period afforded by Rule 5605(b)(1)(A) of the NASDAQ Rules and has notified NASDAQ of its intent to do so.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The Company engaged Marcum LLP effective April 2016 as the Company’s independent registered public accounting firm. The aggregate fees billed for professional services rendered for the review of our condensed consolidated financial statements for the first, second and third quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, as well as the fees to be billed for the audit of our annual consolidated financial statements for the year ended December 31, 2017 are expected to be $156,000. In addition, Marcum LLP billed the Company $62,137 during 2017 for professional services related to registration statements and proposed financing arrangements. The aggregate fees billed by Marcum LLP for 2016 audit services rendered, including the audit of our annual consolidated financial statements for the year ended December 31, 2016, the review of our 2016 interim condensed consolidated financial statements and professional services related to registration statements and proposed financing arrangements were $194,071.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2017 and December 31, 2016.

Tax Fees

For the Company’s fiscal years ended December 31, 2017 and December 31, 2016, Marcum LLP did not provide any professional services for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2017 and December 31, 2016.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our audit committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The Chairman of our audit committee has been delegated the authority by such committee to pre-approve interim services by the independent auditors other than the annual audit. The chairman of our audit committee must report all such pre-approvals to the entire audit committee at the next committee meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2017 and December 31, 2016, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the respective report of Marcum LLP, an independent registered public accounting firm, are filed herewith.

(2)	Financial Schedules:

None

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) The following are exhibits to this Annual Report on Form 10-K and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Annual Report on Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of such parties. These representations and warranties:

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

Exhibit No.	Description of Exhibit
3.1(i)	Certificate of Incorporation (1)
3.1(i)(a)	Certificate of Amendment to Certificate of Incorporation (16)
3.1(i)(b)	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.1(i)(c)	Amendment of Certificate of Designations of Series A Convertible Preferred Stock (14)
3.1(i)(d)	Second Certificate of Amendment of Designations of Series A Convertible Preferred Stock (15)
3.1(i)(e)	Certificate of Designations for Series B Convertible Preferred Stock (15)
3.1(ii)	Bylaws (1)
4.1	Form of Warrant Agreement and Form of Warrant (1)
4.2	Form of Warrant for January 2014 Offering (2)
4.3	Form of Agent Warrant for January 2014 Offering (2)
4.4	Form of Warrant for June 2014 and August 2014 Offerings (5)
4.5	Form of Warrant for September 2014 Offering (6)
4.6	Form of Underwriter Warrant for September 2014 Offering (6)
4.7	Form of Class A Warrant (7)
4.8	Form of Class B Warrant (7)
4.9	Form of Warrant for August 2015 Public Offering (8)
4.10	Form of Warrant for December 2015 Agreement with WorldVentures Holdings, LLC (10)
4.11	Form of Warrant for May 2016 Interest Purchase Agreement with LogicMark, LLC (13)
4.12	Form of Warrant for November 2016 Agreement with LogicMark, LLC (18)
4.13	Form of 8% Original Issue Discount Convertible Note for August 2015 Private Placement (8)
10.1 †	2013 Long Term Incentive Plan (1)
10.2 †	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.3 †	Employment Agreement Between Nxt-ID and Gino Pereira (3)
10.4*†	Employment Agreement Between Nxt-ID and Michael J. Orlando
10.5	License Agreement between 3D-ID, LLC and Genex Technologies (1)
10.6	Purchase Agreement between 3D-ID, LLC and Nxt-ID, Inc. (1)
10.7 ††	Manufacturing agreement with Identita Technologies, Inc., dated January 18, 2013 (4)
10.8	Form of Registration Rights Agreement for June 2014 and August 2014 Offerings (5)
10.9	Form of Registration Rights Agreement for April 2015 Offering (7)
10.10	Form of Placement Agency Agreement for August 2015 Public Offering (19)
10.11	Form of Securities Purchase Agreement for August 2015 Public Offering (8)
10.12	Form of Registration Rights Agreement for August 2015 Public Offering (8)
10.13	Form of Securities Purchase Agreement for August 2015 Private Placement (8)
10.14	Form of Warrant Purchase Agreement for August 2015 Private Placement (8)
10.15	Form of Securities Purchase Agreement for December 2015 Private Placement (9)
10.16	Form of Registration Rights Agreement for December 2015 Private Placement (9)
10.17	Form of Securities Purchase Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (10)
10.18	Form of Registration Rights Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (10)
10.19	Form of Securities Purchase Agreement for April 2016 Registered Direct Offering (11)
10.20	Form of Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (13)
10.21	Form of First Amendment to Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (14)
10.22	Form of Secured Subordinated Promissory Note for July 2016 Agreement with LogicMark, LLC (15)
10.23	Form of Security Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.24	Form of Loan Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.25	Form of Subordination Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.26	Form of Securities Purchase Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.27	Form of Registration Rights Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.28	Form of Forbearance Agreement between Nxt-ID and LogicMark Investment Partners, LLC (17)
10.29	Form of Exchange Note for November 2016 Agreement with LogicMark, LLC (18)
10.30	Form of Exchange Agreement for November 2016 Agreement with LogicMark, LLC (18)
10.31	Form of Intercreditor Agreement for November 2016 Agreement with LogicMark, LLC (18)
10.32	First Amendment to Forbearance Agreement for November 2016 Agreement with LogicMark, LLC (18)
14.1	Code of Ethics (3)
21.1*	List of Subsidiaries
23.1*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Filed herewith.

† Management contract or compensatory plan or arrangement.

†† Confidential treatment has been received for schedules A, C, and D to the agreement

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-184673) with the SEC on January 31, 2013.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 17, 2014.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on February 25, 2014.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-184673) with the SEC on March 25, 2013.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 5, 2014.
(6)	Filed as Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 14, 2014.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 24, 2015.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 30, 2015.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on December 9, 2015.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 4, 2016.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 4, 2016.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 12, 2016.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 20, 2016.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 7, 2016.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 27, 2016.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 12, 2016.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 26, 2016.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 30, 2016.
(19)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 14, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxt-ID, Inc.

Date: April 2, 2018	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Principal Executive Officer)

Date: April 2, 2018	By:	/s/ Vincent S. Miceli
Vincent S. Miceli Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 2, 2018	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 2, 2018	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: April 2, 2018	By:	/s/ Michael J. Orlando
Michael J. Orlando
Chief Operating Officer and Director

Date: April 2, 2018	By:	/s/ Major General David R. Gust, USA, Ret.
Major General David R. Gust, USA, Ret. Director

Date: April 2, 2018	By:	/s/ Michael J. D’Almada-Remedios, PhD
Michael J. D’Almada-Remedios, PhD
Director

Date: April 2, 2018	By:	/s/ Daniel P. Sharkey
Daniel P. Sharkey
Director

Date: April 2, 2018	By:	/s/ John Bendheim
John Bendheim
Director

Nxt-ID, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Nxt-ID, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nxt-ID, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2016.

New York, NY

April 2, 2018

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets
Current Assets
Cash	$5,636,415	$3,299,679
Restricted cash	40,371	40,371
Accounts receivable, net	1,806,785	1,218,705
Inventory, net	3,059,517	5,341,500
Prepaid expenses and other current assets	1,457,090	1,347,627
Total Current Assets	12,000,178	11,247,882

Property and equipment:
Equipment	211,751	175,537
Furniture and fixtures	98,828	79,062
Tooling and molds	630,481	581,881
	941,060	836,480
Accumulated depreciation	(624,420)	(456,752)
Property and equipment, net	316,640	379,728

Goodwill	24,599,371	15,479,662
Other intangible assets, net of amortization of $1,415,411 and $318,842, respectively	11,326,556	8,285,725

Total Assets	$48,242,745	$35,392,997
Liabilities, Series C Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,466,379	$2,070,658
Accrued expenses	2,465,067	2,901,672
Customer deposits	2,826,105	6,068,894
Short-term debt	266,201	773,969
Convertible notes payable, net of discount of $0 and $1,366,667, respectively, and net of deferred debt issuance costs of $0 and $123,563, respectively	-	9,770
Other current liabilities – contingent consideration	3,656,660	1,496,442
Total Current Liabilities	10,680,412	13,321,405

Other long-term liabilities – contingent consideration	3,904,568	4,832,028
Long-term debt	585,641	-
Revolving loan facility, net of deferred debt issuance costs of $200,744 and $769,453, respectively	11,799,256	14,230,547
Deferred tax liability	335,401	190,286
Total Liabilities	27,305,278	32,574,266

Commitments and Contingencies

Series C Preferred Stock
Series C Preferred Stock, $0.0001 par value: 2,000 shares designated; 2,000 and 0 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	1,807,300	-

Stockholders’ Equity
Preferred stock, $0.0001 par value: 10,000,000 shares authorized
Series A preferred stock, $0.0001 par value: 3,125,000 shares designated; 0 and 211,424 shares issued and outstanding (aggregate liquidation preferences of $0 and $440,594) as of December 31, 2017 and December 31, 2016, respectively	-	182,851
Series B preferred stock, $0.0001 par value: 4,500,000 shares designated; 0 and 4,500,000 shares issued and outstanding (aggregate liquidation preferences of $0 and $5,625,000) as of December 31, 2017 and December 31, 2016, respectively	-	4,090,000
Common stock, $0.0001 par value: 100,000,000 shares authorized; 23,583,593 and 7,379,924 shares issued and outstanding, respectively	2,358	738
Additional paid-in capital	62,052,483	33,204,943
Accumulated deficit	(42,924,674)	(34,659,801)

Total Stockholders’ Equity	19,130,167	2,818,731

Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$48,242,745	$35,392,997

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016
Revenues	$23,316,969	$7,736,320
Costs of goods sold	11,685,447	4,434,868

Gross Profit	11,631,522	3,301,452

Operating Expenses
General and administrative	8,703,493	6,241,685
Selling and marketing	4,899,126	2,881,668
Research and development	1,667,850	888,187

Total Operating Expenses	15,270,469	10,011,540

Operating Loss	(3,638,947)	(6,710,088)

Other Income and (Expense)
Interest income	-	23
Interest expense	(7,736,414)	(3,275,059)
Change in fair value of contingent consideration	1,497,153	-
Loss on extinguishment of debt	-	(272,749)
Change in fair value of derivative liabilities	-	(2,299,020)
Total Other Expense, Net	(6,239,261)	(5,846,805)

Loss before Income Taxes	(9,878,208)	(12,556,893)
Income Tax Benefit (Expense)	1,613,335	(196,035)

Net Loss	(8,264,873)	(12,752,928)
Preferred stock dividends	(729,814)	(1,080,741)

Net Loss applicable to Common Stockholders	$(8,994,687)	$(13,833,669)

Net Loss Per Share - Basic and Diluted	$(0.70)	$(2.24)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	12,812,376	6,172,272

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2016	-	$-	4,442,528	$444	$22,787,762	$(21,906,873)	$881,333

Issuance of common stock for services			204,553	21	619,233	-	619,254

Reclassification of remaining conversion feature liability			-	-	1,702,400	-	1,702,400

Issuance of common stock and warrants in connection with the acquisition of LogicMark			78,740	8	899,992	-	900,000

Exercise of common stock purchase warrants in connection with the acquisition of LogicMark			157,480	16	(16)	-	-

Conversion of convertible notes and interest to common stock			1,601,905	160	3,943,261	-	3,943,421

Issuance of Series A preferred stock, net	2,500,000	2,269,775				-	2,269,775

Conversion of Series A preferred stock and dividends to common stock	(2,189,732)	(2,086,924)	834,718	83	2,461,058	-	374,217

Shares issued in connection with the management incentive plan for 2015			60,000	6	371,994	-	372,000

Issuance of Series B preferred stock, net	4,500,000	4,090,000					4,090,000

Note discount recorded in connection with the issuance of Convertible Exchange notes on November 29, 2016					1,500,000	-	1,500,000

Net loss			-	-	-	(12,752,928)	(12,752,928)

Preferred stock dividend					(1,080,741)		(1,080,741)
Balance - December 31, 2016	4,810,268	4,272,851	7,379,924	738	33,204,943	(34,659,801)	2,818,731

Issuance of common stock for services			1,704,086	170	3,153,399	-	3,153,569

Issuances of common stock and warrants for cash, net of fees			7,091,177	709	13,029,679	-	13,030,388

Issuance of common stock in connection with the acquisition of Fit Pay			1,912,303	191	3,288,970	-	3,289,161

Exercise of common stock purchase warrants on a cashless basis			429,656	43	(43)	-	-

Conversion of convertible exchange notes and interest to common stock			1,197,867	120	2,395,613	-	2,395,733

Shares issued in connection with the convertible exchange note maturity date extension			370,000	37	673,363	-	673,400

Conversion of Series A preferred stock and dividends to common stock	(310,268)	(182,851)	159,219	16	310,160	-	127,325

Shares issued in connection with the management incentive plan for 2016			232,559	23	399,977	-	400,000

Conversion of Series B preferred stock, dividends and liquidated damages, net	(4,500,000)	(4,090,000)	3,106,802	311	5,664,689	-	1,575,000

Note discount recorded in connection with the issuance of Convertible Exchange notes on July 19, 2017			-	-	432,917	-	432,917

Non-cash charge for modification of convertible exchange notes and warrants			-	-	228,630	-	228,630

Net loss			-	-	-	(8,264,873)	(8,264,873)

Preferred stock dividends					(729,814)		(729,814)
Balance - December 31, 2017	-	$-	23,583,593	$2,358	$62,052,483	$(42,924,674)	$19,130,167

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(8,264,873)	$(12,752,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	167,668	260,399
Stock based compensation	2,489,596	1,113,129
Stock issued in connection with exchange note maturity date extension	673,400	-
Amortization of debt discount	1,799,584	648,365
Amortization of intangible assets	1,096,569	318,842
Amortization of discount on contingent consideration	171,530	91,682
Change in fair value of contingent consideration	(1,497,153)	-
Non-cash charge for modification of convertible exchange notes	191,630	-
Non-cash charge for modification of warrant terms	37,000	-
Loss on extinguishment of debt	-	272,749
Non - cash charge for bad debt allowance	402,383	-
Non - cash inventory charges	1,430,570	48,405
Amortization of deferred debt issuance costs	1,149,772	631,994
Change in fair value of derivative liabilities	-	2,299,020
Deferred taxes	(1,629,424)	190,286
Other	-	44,628
Changes in operating assets and liabilities:
Accounts receivable	(897,834)	(721,230)
Inventory	525,592	(1,055,846)
Prepaid expenses and other current assets	90,027	(362,399)
Accounts payable	(958,319)	120,008
Accrued expenses	606,032	1,842,683
Customer deposits	(3,192,401)	6,060,165
Total Adjustments	2,656,222	11,865,666
Net Cash Used in Operating Activities	(5,608,651)	(950,048)

Cash flows from Investing Activities
Restricted cash	-	1,494,582
Acquisition, net of cash acquired	(89,111)	(17,390,290)
Purchase of equipment	(52,962)	(39,073)
Net Cash Used in Investing Activities	(142,073)	(15,934,781)

Cash flows from Financing Activities
Proceeds received from issuance of Series A preferred stock, net	-	1,869,775
Proceeds received from issuance of Series B preferred stock, net	-	4,090,000
Proceeds received from short-term promissory note	-	400,000
Pay down of short-term debt	(773,969)	(1,726,031)
Proceeds received in connection with issuance of common stock and warrants, net	13,291,390	-
Proceeds received from issuance of convertible exchange notes, net	594,408	1,400,000
Revolver borrowings, net	(3,000,000)	13,906,250
Payment of Series A preferred stock dividends	-	(123,457)
Pay down of contingent consideration	(1,500,000)	-
Fees paid in connection with Revolver facility maturity date extension	(450,000)	-
Fees paid in connection with equity offerings	(74,369)	(51,020)
Net Cash Provided by Financing Activities	8,087,460	19,765,517
Net Increase in Cash	2,336,736	2,880,688
Cash - Beginning of Year	3,299,679	418,991
Cash - End of Year	$5,636,415	$3,299,679

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$3,398,289	$930,219
Taxes	$4,500	$8,764
Non-cash investing and financing activities:
Equipment purchases on payment terms	$19,650	$-
Accrued fees incurred in connection with equity offerings	$157,685	$-
Issuance of common stock in connection with accelerated installments of note payable	$-	$3,294,850
Reclassification of conversion feature liability in connection with note modification	$-	$1,702,400
Issuance of common stock in connection with conversion of convertible exchange notes and related accrued interest	$2,359,283	$-
Issuance of common stock in connection with convertible exchange notes maturity date extension	$673,400	$-
Fees incurred in connection with revolving credit facility	$-	$256,250
Issuance of common stock in connection with conversion of interest on convertible notes	$-	$291,588
Exchange of short-term promissory note for Series A preferred stock	$-	$400,000
Issuance of common stock in connection with conversion of Series A preferred stock and related dividends	$338,749	$2,563,949
Issuance of common stock in connection with conversion of Series B preferred stock and related dividends and liquidated damages	$6,075,000	$-
Accrued Series A preferred dividends	$-	$92,442
Accrued Series B preferred dividends	$-	$490,625
Accrued Series C preferred dividends	$25,000	$-
Non-cash consideration paid for LogicMark acquisition (See Note 5)	$-	$9,900,000

Purchase Price Allocation in Connection with Fit Pay Acquisition:
Assets acquired and liabilities assumed:
Current assets, including cash acquired of $10,889	$157,484	$-
Property and equipment	31,968	-
Other intangible assets	4,137,400
Goodwill	9,142,646	-
Accounts payable and accrued liabilities	(1,305,424)
Customer deposits	(262,414)
Deferred taxes	(1,797,476)	-

Net Assets Acquired	10,104,184	-

Less: cash paid to acquire Fit Pay	(100,000)	-

Non cash consideration	$10,004,184	$-

Non-cash consideration consisted of:
Note payable issued to seller	$851,842	$-
Common stock issued to sellers	3,289,161	-
Series C preferred stock issued to sellers	1,807,300
Earn-out provision	4,055,881	-

Non-cash consideration	$10,004,184	$-

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

Nxt-ID, Inc. (“Nxt-ID” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. Nxt-ID is a security technology company and operates its business in one segment – hardware and software security systems and applications. The Company evaluates the performance of its business on, among other things, profit and loss from operations. The Company’s innovative MobileBio solution mitigates risks associated with mobile computing, m-commerce and smart OS-enabled devices. With extensive experience in biometric identity verification, security, privacy, encryption and data protection, payments, miniaturization and sensor technologies, the Company partners with companies to provide solutions for modern payment and the “Internet of Things” (“IoT”) applications.

On July 25, 2016, the Company completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”). Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration (ii) $2.5 million in a secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”) (iii) 78,740 shares of common stock, which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants”) to purchase an aggregate of 157,480 shares of common stock (the “LogicMark Warrant Shares”) for no additional consideration. Such warrants were exercised on July 27, 2016. In addition, the Company was required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark met certain gross profit targets set forth in the Interest Purchase Agreement. The LogicMark Note originally was to mature on September 23, 2016 but was extended to July 15, 2017. The earn-out payment related to 2016 and the remaining balance owed on the LogicMark Note including accrued interest were both paid in July 2017. See Notes 5 and 7. Based on LogicMark’s operating results for the year ended December 31, 2017, the 2017 earnout amount owed by the Company is $3,156,088. As a result, the Company reduced the amount of contingent consideration due to the LogicMark Sellers by $1,843,912. The Company’s income statement for the year ended December 31, 2017 includes a favorable adjustment for this amount which is reflected in other income and expense.

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

The Company’s wholly-owned subsidiary, LogicMark, manufactures and distributes non-monitored and monitored personal emergency response systems sold through the United States Department of Veterans Affairs, healthcare durable medical equipment dealers and distributors and monitored security dealers and distributors. The Company’s wholly-owned subsidiary, Fit Pay has a proprietary technology platform that delivers payment, credential management, authentication and other secure services to the IoT ecosystem. The platform uses tokenization, a payment security technology that replaces cardholders’ account information with a unique digital identifier, to transact highly secure contactless payment and authentication services.

NOTE 2 - REVerse Stock Split

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LIQUIDITY AND MANAGEMENT PLANS

The Company is an emerging growth entity and incurred a net loss of $8,264,873 during the year ended December 31, 2017. As of December 31, 2017 the Company had working capital of $1,319,766 and stockholders’ equity of $19,130,167. Such factors raise substantial doubt about the entity’s ability to sustain operations for at least one year from the issuance of these financial statements. Given the Company’s cash position at December 31, 2017 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations over the next twelve months following the date of this filing to alleviate such substantial doubt. In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, fulfill its product development commitments and fund its obligations as they come due, the Company may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should the Company not be successful in obtaining the necessary financing, or generate sufficient revenue to fund its operations, the Company would need to engage in certain cost containment efforts, and/or curtail certain of its operational activities.

During the year ended December 31, 2017, the Company received net proceeds of $13,291,390 from the issuance of common stock and warrants and $594,408 from the issuance of convertible exchange notes. However, the Company can give no assurance that any cash raised subsequent to December 31, 2017 will be sufficient to execute its business plan or meet its obligations. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions included those related to the fair value of acquired assets and liabilities, stock based compensation, derivative instruments, income taxes and inventories, and other matters that affect the consolidated financial statements and disclosures. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiaries, 3D-ID, LogicMark and Fit Pay. Intercompany balances and transactions have been eliminated in consolidation.

CASH

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. At December 31, 2017 and 2016, the Company had no cash equivalents.

RESTRICTED CASH

At December 31, 2017 and 2016, the Company had restricted cash of $40,371. Restricted cash includes amounts held back by the Company’s third party credit card processor for potential customer refunds, claims and disputes.

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

The Company is a party to a Master Development Agreement with World Ventures Holding, a related party. WVH is considered a related party since the Chief Technology Officer of WVH is a director of Nxt-ID, Inc. During the years ended December 31, 2017 and 2016, the Company recognized revenue of $7,065,755 and $1,357,413, respectively from WVH. At December 31, 2017 and December 31, 2016, the Company’s accounts receivable, net balance included $1,364,405 and $621,724, respectively due from WVH.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company’s primary source of revenues is from product sales to its customers. The Company recognizes revenue when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. The Company’s revenue is recorded at the net amount to be received after deductions for discounts, allowances and product returns.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in selling and marketing expenses and were not material for the years ended December 31, 2017 and 2016.

Accounts Receivable

For the years ended December 31, 2017 and 2016, the Company’s revenues primarily included shipments of the Flye smartcard to WVH and shipments of the LogicMark products. The terms and conditions of these sales provide certain customers with trade credit terms. In addition, these sales were made to the retailers with no rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At December 31, 2017 and 2016, the Company had an allowance for doubtful accounts of $402,383 and $0, respectively.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. The inventory is valued at the lower of cost or net realizable value with cost determined using the first-in, first-out method. During the year ended December 31, 2017, the Company wrote off $1,082,938 in excess and obsolete inventory and also wrote down the carrying value of its finished goods Wocket inventory by $347,632. As of December 31, 2017, inventory was comprised of $1,493,995 in raw materials and $1,565,522 in finished goods on hand. As of December 31, 2016 inventory was comprised of $3,797,499 in raw materials and $1,544,001 in finished goods on hand. As an emerging growth company, the Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of December 31, 2017 and 2016, $887,021 and $1,089,770, respectively of prepayments made primarily for raw materials inventory is included in prepaid expenses and other current assets on the consolidated balance sheet.

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

As part of the annual evaluation of the LogicMark related goodwill, the Company utilized the option to first assess qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of LogicMark. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that its reporting unit’s fair value is greater than its carrying amount. During the year ended December 31, 2017, the Company determined that it was more likely than not that the fair value of LogicMark exceeded its respective carrying amount and therefore, a quantitative assessment was not required. The Company has not recognized any goodwill impairment in 2017 in connection with its annual impairment test. The Company considered the reduction in earnout liability due to the LogicMark Sellers for 2017, and such factors did not impact the Company’s conclusion.

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are all related to the acquisitions of LogicMark and Fit Pay and are included in other intangible assets in the Company’s consolidated balance sheet at December 31, 2017.

At December 31, 2017, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $3,563,885; trademarks of $1,167,122; and customer relationships of $2,792,900. The Company will continue amortizing these intangible assets using the straight line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the years ended December 31, 2017 and 2016, the Company had amortization expense of $761,818 and $318,842, respectively, related to the LogicMark intangible assets.

At December 31, 2017, the other intangible assets relating to the acquisition of Fit Pay, which was completed on May 23, 2017, are comprised of trademarks of $181,042; technology of $2,284,739; and customer relationships of $1,336,868. The Company will continue amortizing these intangible assets using the straight line method over their estimated useful lives which for the trademarks, technology and customer relationships are 5 years; 7 years; and 6 years, respectively. During the year ended December 31, 2017, the Company had amortization expense of $334,751, related to the Fit Pay intangible assets.

Amortization expense estimated for each of the next five fiscal years, 2018 through 2022 will be approximately $1,400,000 per year.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONVERTIBLE INSTRUMENTS  (CONTINUED)

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The fair value of debt discounts under these arrangements are amortized over the earlier of (i) the term of the related debt using the straight line method which approximates the interest rate method or (ii) conversion of the debt. The amortization of debt discount is included as a component of interest expense included in other income and expenses in the accompanying statements of operations. See Note 7.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes or binomial option valuation model to value the derivative instruments at inception and on subsequent valuation dates. The Company accounts for conversion features that are embedded within the Company’s convertible notes payable that do not have fixed settlement provisions as a separate derivative instrument. In addition, warrants issued by the Company that do not have fixed settlement provisions are also treated as derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. See Note 8.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine the partnership/corporate tax returns for three years from the date of filing. The Company has filed all of its tax returns for all prior periods through December 31, 2016.

STOCK-BASED COMPENSATION

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests or becomes non-forfeitable. Non-employee stock-based compensation charges are amortized over the vesting period or as earned. Stock-based compensation is recorded in the same component of operating expenses as if it were paid in cash. The Company generally issues new shares of common stock to satisfy conversion and warrant exercises.

NET LOSS PER SHARE

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of 5,777,650 warrants as of December 31, 2017 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of December 31, 2016, potentially dilutive securities of 2,581,104 realizable from the convertible Series A and Series B Preferred Stock (defined below), 575,000 from the convertible exchange notes and from the exercise of 1,829,049 warrants were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this update provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), which defers the effective date of FASB's revenue standard under ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. As a result of ASU 2015-14, the guidance under ASU 2014-09 shall apply for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. As permitted under the standard for emerging growth companies, the Company plans to adopt ASU 2014-09 in the first quarter of 2019 using the modified retrospective approach and recognize the cumulative effect to existing contracts in opening retained earnings on the effective date. The Company is currently reviewing and evaluating this guidance and its impact on its consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – acquisitions

Acquisition of LogicMARK LLC

On July 25, 2016, the Company completed the acquisition of LogicMark. The Company determined that as of July 25, 2016, it was more likely than not that these gross profit targets as it relates to the contingent considerations would be achieved and any fair value adjustment of the earnout was due to time value of the payout. Based on LogicMark’s operating results for the year ended December 31, 2017, the Company reduced the amount of contingent consideration due to the LogicMark Sellers by $1,843,912. As a result, the Company’s income statement for the year ended December 31, 2017 includes a favorable adjustment for this amount which is reflected in other income and expense.

On July 25, 2016, and in order to fund part of the proceeds of the LogicMark acquisition, the Company and a group of lenders, including ExWorks Capital Fund I, L.P. as agent for the lenders (collectively, the “Lenders”), entered into a Loan and Security Agreement (the “Loan Agreement”), whereby the Lenders extended a revolving loan (the “Revolving Loan”) to the Company in the principal amount of $15,000,000 (the “Debt Financing”). During the year ended December 31, 2017, the Company paid down $3,000,000 of the revolving loan. The Company originally incurred $1,357,356 in deferred debt issue costs related to the revolving loan. In addition, the Company incurred an additional $450,000 in deferred debt issue costs as a result of extending the revolving loan facility for one additional year. At December 31, 2017 the unamortized balance of deferred debt issue costs was $200,744. The maturity date of the Revolving Loan is July 25, 2018, and the Revolving Loan bears interest at a rate of 15% per annum.

The Loan Agreement contains customary covenants, including an EBITDA requirement and a fixed change ratio, as defined in the agreement. As of December 31, 2017, the Company was in compliance with such covenants.

The Company has the ability to extend the Revolver for one additional year at its sole discretion with no subjective acceleration by the lender, provided the Company is not in default on the loan. The Company intends to exercise the option to extend the maturity date by one year and accordingly, the Company has classified the Revolver as a non-current liability as of December 31, 2017.

On September 23, 2016, the Company entered into a forbearance agreement with LogicMark Investment Partners, LLC in connection with the LogicMark Note originally issued on July 22, 2016 in the amount of $2,500,000 which expired on September 22, 2016.

Under the terms of the forbearance agreement, the LogicMark Sellers agreed to extend the maturity date of the LogicMark Note and the Company agreed to pay to the LogicMark Sellers in immediately available funds: (i) $250,000 on September 23, 2016; (ii) $100,000 on October 24, 2016; and (iii) $1,150,000, plus all accrued and unpaid interest due under the LogicMark Note on October 31, 2016. The Company also agreed to reduce the Escrow Amount (as defined in the Interest Purchase Agreement) by a total of $500,000, and to make certain other changes to the definition of “Escrow Amount” in the Purchase Agreement. The Company also agreed to make certain representations and warranties in respect of the LogicMark Seller’s forbearance. During June 2017, the Company paid down $250,000 of the LogicMark Note. The LogicMark Note originally was to mature on September 23, 2016 but was extended to July 15, 2017. In July 2017, the remaining balance of the LogicMark Note including the accrued interest owed was settled. See Note 7.

Allocation of Purchase Price

The purchase price to acquire Logicmark was $27,136,788 of which $17,500,000 was paid by the Company in cash and $9,636,788 in non-cash consideration.

The non-cash consideration was comprised of a $2,500,000 seller note, $900,000 of common stock and warrants issued to the sellers and $6,236,788 in earn-out provisions. At the date of acquisition, the earn-out provisions were discounted using a borrowing rate of 3.5%.

The purchase price was allocated to the tangible and identifiable assets acquired and liabilities assumed of LogicMark based upon their estimated fair values. The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill. The Company completed its analysis of the fair value of the net assets acquired through the use of an independent valuation firm and management’s estimates. The following table summarizes the final assessment of the estimated fair values of the identifiable assets acquired and liabilities assumed net of cash acquired, as of the date of acquisition of July 25, 2016:

Cash	$109,710
Accounts receivable	494,591
Inventories	2,566,117
Other current assets	370,905
Property and equipment	227,840
Goodwill	15,479,662
Intangible assets	8,604,567
Assets acquired	27,853,392

Accounts payable	507,857
Accrued liabilities	208,747
Liabilities assumed	716,604

Net assets acquired	$27,136,788

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – acquisitions (CONTINUED)

Acquisition of Fit Pay

As discussed in Note 1, the Company completed the “Merger” on May 23, 2017. Pursuant to the terms of the Merger Agreement, the aggregate purchase price paid for Fit Pay stock was: (i) 1,912,303 shares of common stock which was equivalent to 19.96% of the outstanding shares of common stock of the Company (the “Common Stock”); (ii) 2,000 shares of the Series C Non-Convertible Preferred Stock of the Company (the “Series C Preferred Stock”); (iii) the payment of certain debts by the Company; and (iv) the payment of certain unpaid expenses of the Fit Pay Sellers of $724,116 by the Company. In addition, the Company will be required to pay the Fit Pay Sellers an earn-out payment equal to 12.5% of the gross revenue derived from Fit Pay’s technology for sixteen (16) fiscal quarters commencing on October 1, 2017 and ending on December 31, 2021. To date, Fit Pay has had minimal revenue. The operating results of Fit Pay have been included in the consolidated financial statements from the effective date of the acquisition, May 23, 2017.

In connection with the merger on May 23, 2017, the Company recorded deferred tax liabilities of $1,774,539 as part of its purchase price allocation.

Allocation of Purchase Price of Fit Pay

The purchase price to acquire Fit Pay was $10,104,184 of which $100,000 was paid by the Company in cash and $10,004,184 in non-cash consideration.

The non-cash consideration was comprised of a $851,842 seller note, $3,289,161 of common stock issued to the sellers, Series C preferred stock issued to sellers of $1,807,300 and $4,055,881 in an earn-out provision. At the date of acquisition, the earn-out provision was discounted using a prime borrowing rate of 3.5%.

The Merger Agreement was accounted for under the acquisition method of accounting. The purchase price was allocated to the tangible and identifiable assets acquired and liabilities assumed of Fit Pay based upon their estimated fair values. The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill. The Company completed its analysis of the fair value of the net assets acquired and the consideration granted through the use of an independent valuation firm and management’s preparation of estimates. The following table summarizes the assessment of the estimated fair values of the identifiable assets acquired and liabilities assumed net of cash acquired, as of the date of acquisition of May 23, 2017:

Cash	$10,889
Accounts receivable	92,629
Other current assets	53,966
Property and equipment	31,968
Goodwill	9,119,709
Intangible assets (See Note 4)	4,137,400
Assets acquired	13,446,561

Accounts payable	165,650
Accrued liabilities	1,139,774
Customer deposits	262,414
Deferred taxes	1,774,539
Liabilities assumed	3,342,377

Net assets acquired	$10,104,184

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – acquisitions (CONTINUED)

Pro Forma Financial Information

The following table summarizes the unaudited pro forma financial information assuming that the acquisitions of LogicMark and Fit Pay occurred on January 1, 2016, and their respective results had been included in the Company’s financial results for the year ended December 31, 2017 and 2016. The pro forma combined amounts are based upon available information and reflect a reasonable estimate of the effects of the acquisitions of LogicMark and Fit Pay for the periods presented on the basis set forth herein. The following unaudited pro forma combined financial information is presented for informational purposes only and does not purport to represent what the financial position or results of operations would have been had the acquisitions of LogicMark and Fit Pay in fact occurred on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods.

	For the Years ended
	December 31,
	2017	2016
	(unaudited)
Pro forma:
Net Sales	$23,410,933	$16,329,155
Net Loss applicable to Common Stockholders	$(10,139,972)	$(18,723,441)
Net Loss Per Share - Basic and Diluted applicable to Common Stockholders	$(0.79)	$(2.32)

The unaudited pro forma net loss attributable to Nxt-ID, Inc. has been calculated using actual historical information and is adjusted for certain pro forma adjustments based on the assumption that the acquisitions of LogicMark and Fit Pay and the application of fair value adjustments to intangible assets occurred on January 1, 2016. For the year ended December 31, 2017, the pro forma financial information excluded the Fit Pay acquisition-related expenses of $220,943, which are included in the actual reported results, as general and administrative expenses, but excluded from the pro forma amounts above due to their nonrecurring nature. In addition, the pro forma adjustments for the twelve months ended December 31, 2017 include the following adjustments, (a) amortization expense related to the acquired intangible assets of $301,625; (b) interest expense of $213,510; and (c) dividends related to the Series C Preferred Stock of $44,384.

For the year ended December 31, 2016, the pro forma financial information excluded the acquisition-related expenses of $605,228, which are included in the actual reported results, but excluded from the pro forma amounts above due to their nonrecurring nature. In addition, the pro forma adjustments for the year ended December 31, 2016 include the following adjustments, (a) amortization expense related to the acquired intangible assets of $1,155,267; (b) interest expense including the amortization of deferred debt issue costs of $2,893,777; (c) reduction in depreciation expense of $23,562; and (d) dividends related to the Series B and Series C Preferred Stock of $734,375.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2017	2016
Salaries and payroll taxes	$92,906	$77,037
Consulting fees	70,000	25,547
Merchant bank fees	28,075	31,124
State income taxes	11,049	1,135
Professional fees	31,781	7,568
Management incentives	891,667	604,125
Interest expense	639,030	691,684
Amount due to LogicMark Sellers	421,606	-
Dividends – Series A & B preferred stock	25,000	583,067
Liquidated damages – Series B preferred stock	-	360,000
Finder’s fees	-	256,250
Other	253,953	264,135
Totals	$2,465,067	$2,901,672

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

On December 19, 2017, and effective as of November 29, 2017, the maturity date of the agreement the Company entered into an agreement (the “Amendment Agreement”) with the holders of the convertible notes and common stock purchase warrants issued pursuant to that certain Exchange Agreement, dated November 29, 2016, by and among the Company and such holders. Pursuant to the Amendment Agreement, the parties agreed to (i) amend the maturity dates of the convertible notes by one (1) year, or November 29, 2018, and (ii) that the holders would forbear the exercise of any remedies due to the passing of the original maturity date. In consideration thereof, the Company issued to the holders an aggregate of 370,000 shares of restricted Common Stock with a fair value of $673,400. This amount was expensed and is included in interest expense for the year ended December 31, 2017.

In connection with the reduction in conversion price of the November Notes from $3.00 to $2.00, the Company incurred a non-cash charge for modification of convertible exchange note terms of $191,630 for the year ended December 31, 2017. In addition, the Company expensed the remaining unamortized note discount and deferred debt issue costs related to the November Notes of $491,667 and $35,949, respectively. As a result of lowering the conversion price of the November Warrants from $3.00 to $2.00, the Company also incurred a non-cash charge for modification of terms related to the November Warrants of $37,000 for the year ended December 31, 2017. In December 2017, the November Notes and the related accrued interest balance were converted into 868,970 shares of the Company’s common stock.

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

The conversion option embedded in the convertible exchange notes was determined to contain beneficial conversion features, resulting in a debt discount at issuance. After allocating the gross proceeds to the warrants (discussed above) and beneficial conversion feature, the total debt discount recognized was $432,917. The entire debt discount was fully amortized during the year ended December 31, 2017 as a result of all the July 2017 Notes and the related accrued interest balance being fully converted into 328,897 shares of the Company’s common stock in December 2017. As of December 31, 2017, there was no remaining outstanding principal balance on the July 2017 Notes.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

The conversion option embedded in the convertible exchange notes was determined to contain beneficial conversion features, resulting in the bifurcation of those features as an equity instrument (resulting in a debt discount) at issuance. After allocation of the gross proceeds to the warrants (discussed below) and beneficial conversion feature, the total debt discount recognized was equal to the face of the convertible exchange notes. The debt discount was amortized over the term of the debt and the Company amortized $1,366,667 and $133,333 of the debt discount for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was no remaining outstanding principal balance on the November 2016 Exchange Notes.

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

The debt discount was attributable to the value of the separately accounted for conversion feature and common stock issued in connection with the sale of the December Notes. The embedded conversion feature derivatives relate to the conversion option, the installment payments and the accelerated installment option of the December Notes. The embedded derivatives were evaluated under FASB ASC Topic 815-15, were bifurcated from the debt host, and were classified as liabilities in the consolidated balance sheet. The debt discount was amortized using the effective interest method over the term of the December Notes. During the year ended December 31, 2016, the Company recorded $515,032 of debt discount amortization which was recorded as an interest expense in the consolidated statement of operations.

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

During the year ended December 31, 2016, the holders of the December Notes accelerated $2,456,679 in installments and $253,028 of interest in exchange for 1,228,828 shares of common stock. During the year ended December 31, 2016, the holders of the December Notes also converted $838,171 of the convertible notes and $38,560 of interest in exchange for 373,077 shares of common stock. At December 31, 2016, the outstanding balance on the December Notes was $0. As it relates to the accelerated installments, the Company incurred a loss on extinguishment of debt of $272,749. The loss on extinguishment of debt was equivalent to the excess fair value of the common stock issued to the holders of the December Notes as compared to the net carrying value of the convertible debt. The fair value of the common stock issued in payment of interest exceeded the amount of interest owed by $34,628. This amount is included as part of interest expense on the consolidated statement of operations.

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

During the year ended December 31, 2016, the Company had five separate valuations performed using the Monte Carlo simulation model. The valuations coincided with the number of accelerated installments occurring during the year ended December 31, 2016. All of the 2016 valuations occurred during the first quarter of 2016. The table for 2016 reflects the range of weighted average assumptions used for the 2016 valuations.

January 12, - March 29,
2016
Embedded Conversion Feature Liability:
Risk-free interest rate	0.46%-0.59%
Expected volatility	100.00%
Expected life (in years)	0.91-0.70
Expected dividend yield	-

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

The Company did not have any liabilities carried at fair value measured as a recurring basis as of December 31, 2017 and December 31, 2016.

The carrying amounts of cash and accounts payable approximate their fair value due to their short maturities. The Company’s other financial instruments include its convertible notes payable obligations. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

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

During the years ended December 31, 2017 and 2016, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the year ended December 31, 2016

Beginning liability balance	$420,360
Change in fair value of derivative liabilities	2,299,020
Recognition of conversion feature liability	-
Gain on derivative liabilities resulting from accelerated amortizations	(1,016,980)
Net realized gain on conversion feature liabilities	-
Net unrealized gain on conversion feature liabilities	-
Adjustment to additional paid-in capital upon conversion and modification	(1,702,400)
Ending balance	$-

Other Fair Value Measurements

During the years ended December 31, 2017 and 2016, the Company recorded $171,530 and $91,682, respectively of interest expense related to the amortization of the discount of the contingent consideration. The fair value measurements were based on significant inputs not observed in the market and thus represented a level 3 measurement.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY

April 2016 Offering

On April 11, 2016, the Company closed a registered offering (the “April 2016 Offering”) of shares of its Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The Company sold 2,500,000 shares of Series A Preferred Stock at a price of $1.00 per share, and received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of $2,500,000. The Company incurred approximately $230,225 of costs associated with the issuance of the Series A Preferred Stock. Holders of the Series A Preferred stock shall be entitled to receive from the first date of issuance of the Series A Preferred Stock cumulative dividends at a rate of 25% Per annum on a compounded basis, which dividend amount shall be guaranteed. Accrued and unpaid dividends shall be at the Company’s option, in cash, shares of common stock, or additional share of Series A Preferred Stock. For the year ended December 31, 2016, the Company recorded Series A Preferred Stock dividends of $590,116. During the year ended December 31, 2016, holders of 2,189,732 shares Series A Preferred Stock converted $2,662,794 of Preferred Stock and dividends into 834,718 shares of common stock. For the year ended December 31, 2017, the Company recorded Series A Preferred Stock dividends of $34,884. During the year ended December 31, 2017, holders of 211,424 shares of Series A Preferred Stock converted $338,749 of Series A Preferred Stock and dividends into 159,219 shares of common stock. As of December 31, 2017, there was no remaining outstanding principal balance on the Series A Preferred Stock.

July 2016 Offering

On July 25, 2016, the Company closed a private placement (the “July 2016 Offering”) of shares of its Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) and warrants (the “July 2016 Warrants”) to purchase 562,500 shares of the Company’s common stock. The Company sold 4,500,000 shares of Series B Preferred Stock at a price of $1.00 per share, and received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of $4,500,000. The Company incurred approximately $410,000 of costs associated with the issuance of the Series B Preferred Stock. The conversion price of the Series B Preferred Stock is $4.00. The July 2016 Warrants will be exercisable beginning on January 25, 2017, and will be exercisable for a period of five (5) years. The exercise price with respect to the July 2016 Warrants is $7.50 per share. Holders of the Series B Preferred stock shall be entitled to receive from the first date of issuance of the Series B Preferred Stock cumulative dividends at a rate of 25% Per annum on a compounded basis, which dividend amount shall be guaranteed. Accrued and unpaid dividends shall be at the Company’s option, in cash, shares of common stock, or additional share of Series B Preferred Stock. For the year ended December 31, 2016, the Company recorded Series B Preferred Stock dividends of $490,625. For the year ended December 31, 2017, the Company recorded Series B Preferred Stock dividends of $634,375. During the year ended December 31, 2017, holders of 4,500,000 shares of Series B Preferred Stock converted $6,075,000 of Series B Preferred Stock, dividends and liquidated damages into 3,106,802 shares of common stock. As of December 31, 2017, there was no remaining outstanding principal balance on the Series B Preferred Stock.

July 2017 Offerings

On July 13, 2017, the Company closed a registered direct offering of an aggregate of 2,170,000 shares of the Company’s common stock, and pre-funded warrants to purchase 230,000 shares of common stock. The Company sold the shares at a price of $1.43 per share and received $1.42 per pre-funded warrant. The Company received net proceeds from the offering, after deducting placement agent fees and other offering related expenses payable by the Company, of approximately $3,017,932. The pre-funded warrants were converted into shares of common stock on September 23, 2017 and as a result were included in the common stock outstanding balance for purposes of computing earnings per share.

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

November 2017 Offerings

On November 13, 2017, the Company closed a registered direct offering of an aggregate of 2,941,177 shares (the “November Shares”) of Common Stock. The Company sold the November Shares at a price of $1.36 per share. The Company received net proceeds from the offering, after deducting placement agent fees and other offering related expenses of approximately $3,620,115.

On November 13, 2017, the Company also closed a previously announced concurrent private placement for no additional consideration, of the November Investor Warrants to purchase 2,500,000 shares of Common Stock.

On December 19, 2017, and effective as of November 29, 2017, we entered into an agreement (the “Amendment Agreement”) with the holders of the convertible notes and common stock purchase warrants issued pursuant to that certain Exchange Agreement, dated November 29, 2016, by and among the Company and such holders. Pursuant to the Amendment Agreement, the parties agreed to (i) amend the maturity dates of the convertible notes by one (1) year, or November 29, 2018, and (ii) that the holders would forbear the exercise of any remedies due to the passing of the original maturity date. In consideration thereof, the Company issued to the holders an aggregate of 370,000 shares of restricted Common Stock with a fair value of $673,400. This amount was expensed and is included in interest expense for the year ended December 31, 2017.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (CONTINUED)

December 2017 Offering

On December 26, 2017, we closed a registered direct offering of an aggregate of 1,750,000 shares (the “December Shares”) of Common Stock. We sold the December Shares at a price of $4.00 per share. We received net proceeds from the offering, after deducting placement agent fees and other offering related expenses of $6,392,341.

Series C Preferred Stock

In May 2017, the Company authorized a new Series C Preferred Stock. The terms of the Series C Preferred Stock are as follows:

Dividends on Series C Preferred Stock

Holders of Series C Preferred Stock are entitled to receive from and after the first date of issuance of the Series C Preferred Stock, cumulative dividends at a rate of 5% per annum on a compounded basis, which dividend amount shall be guaranteed. Accrued and unpaid dividends are payable in cash. For the year ended December 31, 2017, the Company recorded Series C Preferred Stock dividends of $60,556.

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

Classification

The Series C Preferred Stock was accounted for under Section 480-10-S99 - Distinguishing Liabilities from Equity (FASB Accounting Standards Codification 480) as amended by ASU 2009-04 - for Redeemable Equity Instruments (“ASU 2009-04”). Under ASU 2009-04, a redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. The Company’s financing is redeemable at the option of the holder under the specified terms and conditions of such preferred stock however, the instrument was not redeemable as of December 31, 2017. Therefore, the Company classified the Series C Preferred Stock as temporary equity in the consolidated balance sheet at December 31, 2017.

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable at December 31, 2016 and 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at January 1, 2016	761,549	$22.60	3.83	$-
Issued	1,224,980	4.69	4.13	-
Exercised	(157,480)	-	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at December 31, 2016	1,829,049	$12.00	3.92	$-
Issued	4,827,202	2.00	4.76	-
Exercised (1)	(878,601)	2.00	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at December 31, 2017	5,777,650	$5.08	4.26	$6,672,902

(1)	During the year ended December 31, 2017, 648,601 warrants were exercised on a cashless basis and were converted into 429,656 shares of common stock.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (CONTINUED)

Long-Term Stock Incentive Plan

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 737,992 at December 31, 2016.

2017 Stock Incentive Plan

On August 24, 2017, a majority of the Company’s stockholders approved at the 2017 Annual Shareholders’ Meeting the 2017 Stock Incentive Plan (“2017 SIP”). The aggregate maximum number of shares of Common Stock (including shares underlying options) that may be issued under the 2017 SIP pursuant to awards of restricted shares or options will be limited to 10% of the outstanding shares of Common Stock, which calculation shall be made on the first (1st) business day of each new fiscal year; provided that for fiscal year 2017, 1,500,000 shares of Common Stock may be delivered to participants under the 2017 SIP. Thereafter, the 10% evergreen provision shall govern the 2017 SIP. The number of shares of Common Stock that are the subject of awards under the 2017 SIP which are forfeited or terminated, are settled in cash in lieu of shares of Common Stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the 2017 SIP. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the 2017 SIP and will not again be available for issuance under the 2017 SIP.

During the year ended December 31, 2017, the Company issued 159,933 shares of common stock under both the LTIP and the 2017 SIP to five (5) non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $360,000. Also during the year ended December 31, 2017, the Company issued 232,559 shares of common stock with an aggregate fair value of $400,000 to executive and certain non-executive employees related to the Company’s 2016 management incentive plan. The Company also granted 1,095,895 restricted shares of common stock with an aggregate value of $1,864,253 to certain executive and non-executive employees. The vesting period for these restricted shares of common stock is twelve months and the Company expensed $1,629,049 related to these restricted stock awards. During the year ended December 31, 2016, the Company issued 51,705 shares under the plan to three non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $180,000. Also during the year ended December 31, 2016, the Company issued 60,000 shares with an aggregate fair value of $372,000 to executive and certain non-executive employees related to the Company’s 2015 management incentive plan, which was previously accrued.

During the year ended December 31, 2017, the Company accrued $925,000 of discretionary management and employee bonus expense.

During the year ended December 31, 2017, the Company issued 448,258 fully-vested shares of common stock with a fair value of $816,955 to non-employees for services rendered.

NOTE 10 - INCOME TAXES

On December 22, 2017, the President signed into law new legislation, known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), that resulted in significant changes to the Internal Revenue Code of 1986, as amended. These changes include a federal statutory rate reduction from 34% to 21%, limitation of the deduction for net operating losses to 80% of taxable income while providing that the net operating loss carryovers for years after 2017 will not expire, limitation on the amount of research and development expenses deductible per year beginning in years after 2021, increased limitations on certain executive compensation, elimination of the Corporate Alternative Minimum Tax, and modifying or repealing other business deductions and credits.

The Company has incorporated the impact of the Tax Act in the results from operations for the tax effects of the Tax Act than can be reasonably estimated, but not completed, for the year ended December 31, 2017. As a result of the Tax Act being signed into law, the Company recognized a provisional charge of $4,295,052, equal to (43.48%) of Operating Income Before Income Tax, in the fourth quarter of 2017 related to the re-measurement of its U.S. deferred tax assets at the lower enacted corporate tax rate. Due to the history of net operating losses, the Company is in a full valuation allowance position. As a result, the additional tax expense due to the Tax Act was offset by an equal reduction to the valuation allowance, resulting in no net tax impact from the Tax Act to the overall financial condition and results of operations of the Company.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (CONTINUED)

As of December 31, 2017, the Company had US federal and state net operating loss (“NOLs”) carryovers of $35,030,083 and $29,699,580, respectively, available to offset future taxable income, which expire beginning in 2033. In addition, the Company had tax credit carryforwards of $315,492 at December 31, 2017 that will be available to reduce future tax liabilities. The tax credit carryforwards will begin to expire beginning in 2033.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control. The Company has not determined whether a change of control has occurred as of December 31, 2017 with respect to the Nxt-ID NOLs and therefore no limitation under Section 382 has been computed related to the Nxt-ID NOLs. Management will review for such limitations before any of the Nxt-ID NOLs against future taxable income. Management has determined the acquisition of Fit Pay during the 2017 year is a change of control event under Section 382 of the Internal Revenue Code with respect to the Fit Pay pre-acquisition NOLs. Management determined that the sum of Section 382 annual limitations on the Fit Pay pre-acquisition NOLs during the corresponding carryforward period is in excess of the total amount of Fit Pay NOL carryforward available at the time of change of control. Consequently, no adjustment has been made to the amount of Fit Pay NOL available following the change in control.

Section 384 of the Internal Revenue Code Section further limits Nxt-ID’s ability to off-set pre-acquisition NOLs of Nxt-ID against future taxable income which may be created by the realization of Fit Pay built in gains during the five-year recognition period following the Fit Pay acquisition. However, tax losses of the consolidated group generated from operations occurring after the Fit Pay acquisition are eligible to offset any taxable income resulting from realization of Fit Pay built in gain following the transaction.

The Company has no material uncertain tax positions for any of the reporting periods presented. The Company has filed all of its tax returns for all prior periods through December 31, 2016 and intends to timely the income tax returns for the period ending December 31, 2017. As a result, the Company’s net operating loss carryovers will now be available to offset any future taxable income.

The Company is subject to taxation in the United States and various states. As of December 31, 2017 the Company’s tax years post 2012 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2017 the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before December 31, 2013. The Company has not been examined or received notice of pending examination by the federal or any state and local tax authority. To the extent a tax authority examines an open tax year and makes an assessment, the results from operations could be affected through additional tax liabilities or adjustments to the amount of NOL carryforward or tax basis of other components of deferred tax.

The income tax (benefit) provision consists of the following:

	December 31,
	2017	2016
Current
Federal	$-	$-
State	16,089	5,749
	16,089	5,749
Deferred
Federal	1,321,607	(2,843,866)
State	(483,260)	(281,625)
	838,347	(3,125,491)
Change in valuation allowance	(2,467,771)	3,315,776
Total income tax (benefit) provision	$(1,613,335)	$196,035

A reconciliation of the effective income tax rate and the statutory federal income tax rate is as follows:

	December 31,
	2017	2016
U.S. federal statutory rate	34.00%	34.00%
State income tax rate, net of federal benefit	3.12	1.45
Other permanent differences	(2.29)	(10.60)
Effect of rate change under Tax Act	(43.48)	-
Less: valuation allowance	24.98	(26.41)
Provision for income taxes	16.33%	(1.56)%

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (CONTINUED)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts became deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainties exists with respect to future realization of the deferred tax assets and has therefore established a valuation allowance. Nxt-ID considered the deferred tax liabilities related to indefinite lived intangibles not allowable as a source of future taxable income in determining the amount of valuation allowance at December 31, 2017 and 2016, resulting in net deferred tax liabilities in each period after applying valuation allowance. For the year ended December 31, 2017, the net change in valuation allowance of $841,402 was comprised of an increase of $1,626,369 related to the Fit Pay purchase accounting offset by a reduction of $2,467,771 related to a change in valuation allowance included in the income tax provision. For the year ended December 31, 2016, the increase in valuation allowance of $3,315,776 related to the change in valuation allowance included in the income tax provision.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$8,829,607	$8,887,756
Tax credits	315,492	187,856
Accruals and reserves	856,675	546,286
Restricted stock	-	42,140
Tangible and intangible assets	225,711	252,638
Charitable donations	2,903	3,738
Total deferred tax assets before valuation allowance:	10,230,388	9,920,414
Valuation allowance	(9,079,012)	(9,920,414)
Deferred tax assets, net of valuation allowance	1,151,376	-

Deferred tax liabilities:
Intangible assets	$(1,486,777)	$(190,286)
Total deferred tax liabilities	$(1,486,777)	$(190,286)

Net deferred tax liability	$(335,401)	$(190,286)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

COMMITMENTS

The Company is party to certain leases for office space and warehouse facilities, with monthly payments ranging from $1,170 to $6,911, expiring on various dates through August 2020. The Company incurred rent expense of $206,481 and $154,194 for the years ended December 31, 2017 and December 31, 2016, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2018	$168,947
2019	128,195
2020	76,022
Total future lease obligations	$373,164

The maturity of the Company’s debt is as follows:

2018	$266,201
2019	212,961
2020	212,961
2021	159,719
Total debt	$851,842

Effective October 1, 2015, we extended the employment agreement with Gino M. Pereira, our Chief Executive Officer. The term of the employment agreement is for three years and the term began on October 1, 2015. Effective January 1, 2017, Mr. Pereira’s base salary increased to $381,150 from $346,500. The employment agreement also provides for:

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

Effective May 23, 2017, we entered into an employment agreement with Michael Orlando, our Chief Operating Officer. The term of the employment agreement is 1 year beginning on May 23, 2017. Mr. Orlando’s base salary is $150,000, plus an initial stock grant of 250,000 shares of Common Stock from the Company’s 2013 LTIP. Effective January 1, 2018, Ms. Orlando’s base salary increased to $350,000 from $150,000. The employment agreement also provides for:

●	Eligibility to participate in bonus or incentive compensation plans that may be established by the Board from time to time applicable to Mr. Orlando’s services.
●	Eligibility to receive equity awards as determined by the Board, or a committee of the Board, composed in compliance with the corporate governance standards of any applicable listing exchange.

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On January 3, 2018, the Company issued 5,103 shares of its common stock for the payment of services with a grant date fair value of $17,861.

On January 11, 2018, the Company issued 437,018 shares of common stock in connection with the cashless exercise of 1,075,000 warrants.

On February 20, 2018, the Company issued 163,435 shares of its common stock to certain employees under the 2017 management incentive plan.

On February 26, 2018, the Company received proceeds of $200,000 in connection with the exercise of 100,000 warrants to purchase common stock at an exercise price of $2.00.

On March 23, 2018, the Company issued 58,333 shares of its common stock for the payment of services with a grant date fair value of $130,666.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(i)	Certificate of Incorporation (1)
3.1(i)(a)	Certificate of Amendment to Certificate of Incorporation (16)
3.1(i)(b)	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.1(i)(c)	Amendment of Certificate of Designations of Series A Convertible Preferred Stock (14)
3.1(i)(d)	Second Certificate of Amendment of Designations of Series A Convertible Preferred Stock (15)
3.1(i)(e)	Certificate of Designations for Series B Convertible Preferred Stock (15)
3.1(ii)	Bylaws (1)
4.1	Form of Warrant Agreement and Form of Warrant (1)
4.2	Form of Warrant for January 2014 Offering (2)
4.3	Form of Agent Warrant for January 2014 Offering (2)
4.4	Form of Warrant for June 2014 and August 2014 Offerings (5)
4.5	Form of Warrant for September 2014 Offering (6)
4.6	Form of Underwriter Warrant for September 2014 Offering (6)
4.7	Form of Class A Warrant (7)
4.8	Form of Class B Warrant (7)
4.9	Form of Warrant for August 2015 Public Offering (8)
4.10	Form of Warrant for December 2015 Agreement with WorldVentures Holdings, LLC (10)
4.11	Form of Warrant for May 2016 Interest Purchase Agreement with LogicMark, LLC (13)
4.12	Form of Warrant for November 2016 Agreement with LogicMark, LLC (18)
4.13	Form of 8% Original Issue Discount Convertible Note for August 2015 Private Placement (8)
10.1 †	2013 Long Term Incentive Plan (1)
10.2 †	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.3 †	Employment Agreement Between Nxt-ID and Gino Pereira (3)
10.4*†	Employment Agreement Between Nxt-ID and Michael J. Orlando
10.5	License Agreement between 3D-ID, LLC and Genex Technologies (1)
10.6	Purchase Agreement between 3D-ID, LLC and Nxt-ID, Inc. (1)
10.7 ††	Manufacturing agreement with Identita Technologies, Inc., dated January 18, 2013 (4)
10.8	Form of Registration Rights Agreement for June 2014 and August 2014 Offerings (5)
10.9	Form of Registration Rights Agreement for April 2015 Offering (7)
10.10	Form of Placement Agency Agreement for August 2015 Public Offering (19)
10.11	Form of Securities Purchase Agreement for August 2015 Public Offering (8)
10.12	Form of Registration Rights Agreement for August 2015 Public Offering (8)
10.13	Form of Securities Purchase Agreement for August 2015 Private Placement (8)
10.14	Form of Warrant Purchase Agreement for August 2015 Private Placement (8)
10.15	Form of Securities Purchase Agreement for December 2015 Private Placement (9)
10.16	Form of Registration Rights Agreement for December 2015 Private Placement (9)
10.17	Form of Securities Purchase Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (10)
10.18	Form of Registration Rights Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (10)
10.19	Form of Securities Purchase Agreement for April 2016 Registered Direct Offering (11)
10.20	Form of Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (13)
10.21	Form of First Amendment to Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (14)
10.22	Form of Secured Subordinated Promissory Note for July 2016 Agreement with LogicMark, LLC (15)
10.23	Form of Security Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.24	Form of Loan Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.25	Form of Subordination Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.26	Form of Securities Purchase Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.27	Form of Registration Rights Agreement for July 2016 Agreement with LogicMark, LLC (15)
10.28	Form of Forbearance Agreement between Nxt-ID and LogicMark Investment Partners, LLC (17)
10.29	Form of Exchange Note for November 2016 Agreement with LogicMark, LLC (18)
10.30	Form of Exchange Agreement for November 2016 Agreement with LogicMark, LLC (18)
10.31	Form of Intercreditor Agreement for November 2016 Agreement with LogicMark, LLC (18)
10.32	First Amendment to Forbearance Agreement for November 2016 Agreement with LogicMark, LLC (18)
14.1	Code of Ethics (3)
21.1*	List of Subsidiaries
23.1*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Filed herewith.

† Management contract or compensatory plan or arrangement.

†† Confidential treatment has been received for schedules A, C, and D to the agreement

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-184673) with the SEC on January 31, 2013.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 17, 2014.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on February 25, 2014.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-184673) with the SEC on March 25, 2013.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 5, 2014.
(6)	Filed as Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 14, 2014.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 24, 2015.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 30, 2015.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on December 9, 2015.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 4, 2016.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 4, 2016.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 12, 2016.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 20, 2016.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 7, 2016.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 27, 2016.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 12, 2016.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 26, 2016.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 30, 2016.
(19)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 14, 2017.