Form 10-Q
period 2018-03-31
Nxt-ID, Inc.
filed 2018-05-15
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

As of May 14, 2018, there were 24,408,114 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets

Current Assets
Cash	$4,402,769	$5,636,415
Restricted cash	184,226	40,371
Accounts receivable, net	1,638,900	1,806,785
Inventory, net	2,996,970	3,059,517
Prepaid expenses and other current assets	1,541,570	1,457,090
Total Current Assets	10,764,435	12,000,178

Property and equipment:
Equipment	218,617	211,751
Furniture and fixtures	98,828	98,828
Tooling and molds	630,481	630,481
	947,926	941,060
Accumulated depreciation	(658,987)	(624,420)
Property and equipment, net	288,939	316,640

Goodwill	24,599,371	24,599,371
Other intangible assets, net of amortization of $1,814,220 and $1,415,411, respectively	10,927,747	11,326,556

Total Assets	$46,580,492	$48,242,745

Liabilities, Series C Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,775,965	$1,466,379
Accrued expenses	1,676,556	2,465,067
Customer deposits	2,454,445	2,826,105
Short-term debt	212,960	266,201
Other current liabilities – contingent consideration	3,905,679	3,656,660
Total Current Liabilities	10,025,605	10,680,412

Other long-term liabilities – contingent consideration	3,850,758	3,904,568
Long-term debt	532,401	585,641
Revolving loan facility, net of deferred debt issuance costs of $112,613 and $200,744, respectively	11,887,387	11,799,256
Deferred tax liability	251,552	335,401
Total Liabilities	26,547,703	27,305,278

Commitment and Contingencies

Series C Preferred Stock
Series C Preferred Stock, $0.0001 par value: 2,000 shares designated; 2,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,807,300	1,807,300

Stockholders’ Equity
Preferred stock, $0.0001 par value: 10,000,000 shares authorized
Series A preferred stock, $0.0001 par value: 3,125,000 shares designated; 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Series B preferred stock, $0.0001 par value: 4,500,000 shares designated; 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 24,400,301 and 23,583,593 issued and outstanding, respectively	2,440	2,358
Additional paid-in capital	62,760,536	62,052,483
Accumulated deficit	(44,537,487)	(42,924,674)

Total Stockholders’ Equity	18,225,489	19,130,167

Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$46,580,492	$48,242,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Revenues	$4,930,608	$6,681,297
Cost of goods sold	1,469,479	3,172,007

Gross Profit	3,461,129	3,509,290

Operating Expenses
General and administrative	2,034,522	1,360,686
Selling and marketing	1,437,252	996,758
Research and development	730,103	84,944

Total Operating Expenses	4,201,877	2,442,388

Operating (Loss) Income	(740,748)	1,066,902

Other Income and (Expense)
Interest expense	(758,205)	(1,703,930)
Change in fair value of contingent consideration	(197,709)	-
Total Other Expense, Net	(955,914)	(1,703,930)

Loss before Income Taxes	(1,696,662)	(637,028)
Income Tax Benefit (Expense)	83,849	(93,187)

Net Loss	(1,612,813)	(730,215)
Preferred stock dividends	(25,000)	(312,645)

Net Loss applicable to Common Stockholders	$(1,637,813)	$(1,042,860)

Net Loss Per Share – Basic and Diluted	$(0.07)	$(0.13)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	24,093,935	7,838,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Cash Flows from Operating Activities
Net Loss	$(1,612,813)	$(730,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,567	44,182
Stock based compensation	399,794	220,211
Amortization of debt discount	-	375,000
Amortization of intangible assets	398,809	187,845
Amortization of discount on contingent consideration	-	42,321
Amortization of deferred debt issuance costs	88,131	376,336
Change in fair value of contingent consideration	197,709	-
Deferred taxes	(83,849)	93,187
Changes in operating assets and liabilities:
Accounts receivable	167,885	(790,687)
Inventory	62,547	120,719
Prepaid expenses and other current assets	(233,553)	(843,819)
Accounts payable	284,224	219,400
Accrued expenses	(460,492)	183,118
Customer deposits	(374,160)	(235,232)
Total Adjustments	481,612	(7,419)
Net Cash Used in Operating Activities	(1,131,201)	(737,634)

Cash Flows from Investing Activities
Restricted cash	(143,855)	-
Deposit related to Fit Pay acquisition	-	(100,000)
Purchase of equipment	(6,866)	(1,460)
Net Cash Used in Investing Activities	(150,721)	(101,460)

Cash Flows from Financing Activities
Pay down of short-term debt	(106,481)	-
Payment of closing related fees	(45,243)	(7,500)
Proceeds from exercise of common stock warrants	200,000	-
Net Cash Provided by (Used in) Financing Activities	48,276	(7,500)
Net Decrease in Cash	(1,233,646)	(846,594)
Cash – Beginning of Period	5,636,415	3,299,679
Cash – End of Period	$4,402,769	$2,453,085

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$488,050	$562,500
Taxes	$-	$-
Non-cash financing activities:
Accrued fees incurred in connection with equity offerings	$25,362	$-
Issuance of common stock in connection with conversion of Series A Preferred Stock and related dividends	$-	$197,105
Issuance of common stock in connection with conversion of Series B Preferred Stock and related dividends and liquidated damages	$-	$1,791,035
Accrued Series A Preferred dividends	$-	$31,395
Accrued Series B Preferred dividends	$-	$281,250
Accrued Series C Preferred dividends	$25,000	$-

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

On July 25, 2016, the Company completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”). Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration (ii) $2.5 million in a secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”) (iii) 78,740 shares of common stock, which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants”) to purchase an aggregate of 157,480 shares of common stock (the “LogicMark Warrant Shares”) for no additional consideration. Such warrants were exercised on July 27, 2016. In addition, the Company was required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark met certain gross profit targets set forth in the Interest Purchase Agreement. The LogicMark Note originally was to mature on September 23, 2016 but was extended to July 15, 2017. The earn-out payment related to 2016 and the remaining balance owed on the LogicMark Note including accrued interest were both paid in July 2017. See Notes 5 and 7. Based on LogicMark’s operating results for the year ended December 31, 2017, the 2017 earnout amount owed by the Company is $3,156,088. As a result, the Company reduced the amount of contingent consideration due to the LogicMark Sellers by $1,843,912. The Company intends to pay the 2017 earnout amount of $3,156,088 to the LogicMark Sellers in the second quarter of 2018. See Note 8.

On May 23, 2017, the Company completed a merger (the “Merger”) pursuant to an executed Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Fit Merger Sub, Inc., a wholly-owned subsidiary of the Company (the “Merger Sub”), Fit Pay, Inc. (“Fit Pay”), Michael Orlando (“Orlando”), Giesecke & Devrient Mobile Security America, Inc. (“G&D”), the other stockholders of Fit Pay (the “Other Holders”) and Michael Orlando. See Note 4.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of March 31, 2018 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2018 and March 31, 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, or for any future interim period. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 2, 2018.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Liquidity And Management Plans

The Company is an emerging growth entity and recorded an operating loss of $740,748 and a net loss of $1,612,813 during the three months ended March 31, 2018. As of March 31, 2018 the Company had working capital of $738,830 and stockholders’ equity of $18,225,489. Such factors raise substantial doubt about the entity’s ability to sustain operations for at least one year from the issuance of these financial statements. Given the Company’s cash position at March 31, 2018 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations over the next twelve months following the date of this filing to alleviate such substantial doubt. In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, fulfill its product development commitments and fund its obligations as they come due, the Company may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should the Company not be successful in obtaining the necessary financing, or generate sufficient revenue to fund its operations, the Company would need to engage in certain cost containment efforts, and/or curtail certain of its operational activities.

The Company can give no assurance that any cash raised subsequent to March 31, 2018 will be sufficient to execute its business plan or meet its obligations. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

Note 3 – Summary Of Significant Accounting Policies

Use of estimates in the financial statements

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions included those related to the fair value of acquired assets and liabilities, stock based compensation, derivative instruments, income taxes, accounts receivable and inventories, and other matters that affect the condensed consolidated financial statements and disclosures. Actual results could differ from those estimates.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiaries, 3D-ID, LogicMark and Fit Pay. Intercompany balances and transactions have been eliminated in consolidation.

Concentrations of Credit Risk

The Company is a party to a Master Development Agreement with World Ventures Holding, LLC (“WVH”), a related party. WVH is considered a related party since the Chief Technology Officer of WVH is a director of Nxt-ID, Inc. During the three months ended March 31, 2018 and 2017, the Company recognized revenue of $254,258 and $2,708,036, respectively from WVH. At March 31, 2018 and December 31, 2017, the Company’s accounts receivable, net balance included $995,787 and $1,364,405, respectively due from WVH.

Revenue Recognition

The Company primary source of revenues is from product sales to its customers. The Company recognizes revenue when persuasive evidence of an arrangement exists, the service has been rendered or product delivery has occurred, the price is fixed or readily determinable and collectability of the sale is reasonably assured. The Company’s revenue is recorded at the net amount to be received after deductions for discounts, allowances and product returns.

Accounts Receivable

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At March 31, 2018 and December 31, 2017, the Company had an allowance for doubtful accounts of $402,383.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of March 31, 2018 inventory was comprised of $1,588,842 in raw materials and $1,408,128 in finished goods on hand. Inventory at December 31, 2017 was comprised of $1,493,995 in raw materials and $1,565,522 in finished goods on hand. The Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of March 31, 2018, and December 31, 2017, the Company had prepaid inventory of $910,568 and $887,021, respectively. These prepayments were made primarily for raw materials inventory and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Summary Of Significant Accounting Policies (Continued)

Goodwill

The Company’s goodwill relates to the acquisitions of LogicMark and Fit Pay. The Company began testing goodwill for impairment in the third quarter of 2017 as it relates to the acquisition of LogicMark. The Company will begin testing the Fit Pay related goodwill for impairment annually in the second quarter of 2018. Authoritative accounting guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the more detailed two-step quantitative goodwill impairment test. The Company performs the quantitative test if its qualitative assessment determined it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting units or assets. The quantitative goodwill impairment test, if necessary, is a two-step process. The first step is to identify the existence of a potential impairment by comparing the fair value of a reporting unit (the estimated fair value of a reporting unit is calculated using a discounted cash flow model) with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined using the same approach as employed when determining the amount of goodwill that would be recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

As part of the annual evaluation of the LogicMark related goodwill, the Company utilized the option to first assess qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of LogicMark. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that its reporting unit’s fair value is greater than its carrying amount. During the year ended December 31, 2017, the Company determined that it was more likely than not that the fair value of LogicMark exceeded its respective carrying amount and therefore, a quantitative assessment was not required. As of March 31, 2018, there were no triggering events which would have necessitated an interim period evaluation.

Other Intangible Assets

The Company’s intangible assets are all related to the acquisitions of Fit Pay and LogicMark and are included in other intangible assets in the Company’s condensed consolidated balance sheets at March 31, 2018, and December 31, 2017.

At March 31, 2018, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $3,471,980; trademarks of $1,151,618; and customer relationships of $2,712,464. At December 31, 2017, the other intangible assets are comprised of patents of $3,563,885; trademarks of $1,167,122; and customer relationships of $2,792,900. The Company will continue amortizing these intangible assets using the straight line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the three months ended March 31, 2018 and 2017, the Company had amortization expense of $187,845 related to the LogicMark intangible assets.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2018, the other intangible assets relating to the acquisition of Fit Pay, which was completed on May 23, 2017, are comprised of trademarks of $157,414; technology of $2,193,737; and customer relationships of $1,240,534. At December 31, 2017, the other intangible assets are comprised of trademarks of $181,042; technology of $2,284,739; and customer relationships of $1,336,868. The Company will continue amortizing these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 5 years; 7 years; and 6 years, respectively. During the three months ended March 31, 2018, the Company had amortization expense of $210,964 related to the Fit Pay intangible assets.

As of March 31, 2018, total amortization expense estimated for the remainder of fiscal 2018 is approximately $998,000 and for each of the next five fiscal years, 2019 through 2023 the total amortization expense is estimated to be as follows: 2019 - $1,400,000; 2020 - $1,400,000; 2021 - $1,400,000; 2022 - $1,388,000; 2023 - $1,248,000.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of 4,602,650 warrants as of March 31, 2018 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of March 31, 2017, potentially dilutive securities of 1,749,805 realizable from the Series A Preferred Stock and Series B Preferred Stock, 575,000 from the convertible exchange notes and from the exercise of 1,829,049 warrants were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU was adopted and it did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this update provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. This ASU was adopted and it did not have a material impact on the Company’s condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (“ASU No. 2016-18”). The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. As permitted under the standard for emerging growth companies, the Company plans to adopt ASU 2016-18 in the first quarter of 2019. The Company is currently reviewing and evaluating this guidance and its impact on its condensed consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), which defers the effective date of FASB's revenue standard under ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. As a result of ASU 2015-14, the guidance under ASU 2014-09 shall apply for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. As permitted under the standard for emerging growth companies, the Company plans to adopt ASU 2014-09 in the first quarter of 2019 using the modified retrospective approach and recognize the cumulative effect to existing contracts in opening retained earnings on the effective date. The Company is currently reviewing and evaluating this guidance and its impact on its condensed consolidated financial statements. Therefore, the Company’s results may not be comparable with others companies in our industry until ASU 2014-09 is adopted.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Acquisitions

Acquisition of logicmark llc

On July 25, 2016, the Company completed the acquisition of LogicMark. The Company determined that as of July 25, 2016, it was more likely than not that these gross profit targets as it relates to the contingent considerations would be achieved and any fair value adjustment of the earnout was due to time value of the payout. Based on LogicMark’s operating results for the year ended December 31, 2017, the Company reduced the amount of contingent consideration due to the LogicMark Sellers by $1,843,912. As a result, the Company intends to pay the 2017 earnout amount of $3,156,088 to the LogicMark Sellers in the second quarter of 2018. See Note 8.

On July 25, 2016, and in order to fund part of the proceeds of the LogicMark acquisition, the Company and a group of lenders, including ExWorks Capital Fund I, L.P. as agent for the lenders (collectively, the “Lenders”), entered into a Loan and Security Agreement (the “Loan Agreement”), whereby the Lenders extended a revolving loan (the “Revolving Loan”) to the Company in the principal amount of $15,000,000 (the “Debt Financing”). During the year ended December 31, 2017, the Company paid down $3,000,000 of the revolving loan. The Company originally incurred $1,357,356 in deferred debt issue costs related to the revolving loan. In addition, the Company incurred an additional $450,000 in deferred debt issue costs as a result of extending the revolving loan facility for one additional year. At March 31, 2018 and December 31, 2017 the unamortized balance of deferred debt issue costs was $112,613 and $200,744, respectively. The maturity date of the Revolving Loan is July 25, 2018, and the Revolving Loan bears interest at a rate of 15% per annum.

The Loan Agreement contains customary covenants, including an EBITDA requirement and a fixed change ratio, as defined in the agreement. As of March 31, 2018, the Company was in compliance with such covenants.

The Company has the ability to extend the Revolver for one additional year at its sole discretion with no subjective acceleration by the lender, provided the Company is not in default on the loan. The Company intends to exercise the option to extend the maturity date by one year and accordingly, the Company has classified the Revolver as a non-current liability as of March 31, 2018 and December 31, 2017.

Acquisition of Fit Pay

As discussed in Note 1, the Company completed the Merger on May 23, 2017. Pursuant to the terms of the Merger Agreement, the aggregate purchase price paid for Fit Pay stock was: (i) 1,912,303 shares of common stock which was equivalent to 19.96% of the outstanding shares of common stock of the Company (the “Common Stock”); (ii) 2,000 shares of the Series C Non-Convertible Preferred Stock of the Company (the “Series C Preferred Stock”); (iii) the payment of certain debts by the Company; and (iv) the payment of certain unpaid expenses of the Fit Pay Sellers of $724,116 by the Company. In addition, the Company will be required to pay the Fit Pay Sellers an earn-out payment equal to 12.5% of the gross revenue derived from Fit Pay’s technology for sixteen (16) fiscal quarters commencing on October 1, 2017 and ending on December 31, 2021. To date, Fit Pay has had minimal revenue. The operating results of Fit Pay have been included in the condensed consolidated financial statements from the effective date of the acquisition, May 23, 2017.

In connection with the Merger on May 23, 2017, the Company recorded deferred tax liabilities of $1,774,539 as part of its purchase price allocation.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Pro Forma Financial Information

The following table summarizes the unaudited pro forma financial information assuming that the acquisition of Fit Pay occurred on January 1, 2017, and its results had been included in the Company’s financial results for the three months ended March 31, 2017. The pro forma combined amounts are based upon available information and reflect a reasonable estimate of the effects of the Fit Pay acquisition for the periods presented on the basis set forth herein. The following unaudited pro forma combined financial information is presented for informational purposes only and does not purport to represent what the financial position or results of operations would have been had the Fit Pay acquisition in fact occurred on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods.

Three months ended
March 31, 2017
(unaudited)
Pro forma:
Net Sales	$6,737,301
Net Loss applicable to Common Stockholders	$(1,712,165)
Net Loss Per Share - Basic and Diluted applicable to Common Stockholders	$(0.18)

The unaudited pro forma net loss attributable to Nxt-ID, Inc. has been calculated using actual historical information and is adjusted for certain pro forma adjustments based on the assumption that the acquisition of Fit Pay and the application of fair value adjustments to intangible assets occurred on January 1, 2017.

The pro forma adjustments for the three months ended March 31, 2017 include the following adjustments, (a) amortization expense related to the acquired intangible assets of $185,717; (b) interest expense of $10,648; and (c) dividends related to the Series C Preferred Stock of $24,658.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Stockholders’ Equity

Long-Term Stock Incentive Plan

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 686,037 at January 1, 2018.

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

During the three months ended March 31, 2018, the Company issued 47,793 shares of common stock under the LTIP to five (5) non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $95,111.

In addition, during the three months ended March 31, 2018, the Company issued 163,435 shares of common stock with an aggregate fair value of $353,019 to executive and certain non-executive employees related to the Company’s 2017 management incentive plan.

During the three months ended March 31, 2018, the Company accrued $225,000 of discretionary management and employee bonus expense.

During the three months ended March 31, 2018, the Company issued 68,462 shares of common stock with a fair value of $158,527 to non-employees for services rendered.

Warrants

As of March 31, 2018, the Company had 4,602,650 warrants outstanding with a weighted average exercise price and remaining life in years of $5.87 and 3.909, respectively. At March 31, 2018, the warrants had no aggregate intrinsic value. During the three months ended March 31, 2018, 1,075,000 warrants were exercised on a cashless basis and were converted into 437,018 shares of common stock. In addition, the Company received proceeds of $200,000 in connection with the exercise of 100,000 warrants into 100,000 shares of common stock at an exercise price of $2.00 per share.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Commitments and Contingencies

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

Commitments

The Company is a party to certain leases for office space and warehouse facilities, with monthly payments ranging from $1,867 to $6,911, expiring on various dates through August 2020. The Company incurred rent expense of $63,391 and $44,165 for the three months ended March 31, 2018 and March 31, 2017, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2018	$114,857
2019	128,195
2020	76,022
Total future lease obligations	$319,074

The maturity of the Company’s debt is as follows:

2018	$159,720
2019	212,961
2020	212,961
2021	159,719
Total debt	$745,361

Note 8 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On April 2, 2018, the Company issued 7,813 shares of its common stock for the payment of services with a grant date fair value of $15,000.

On April 10, 2018 and April 13, 2018, the Company paid $1,000,000 and $1,500,000, respectively of the 2017 earnout amount due to the LogicMark Sellers of $3,156,088. The Company intends to pay the remaining balance owed of $656,088 in May 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2018, should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

On July 25, 2016, the Company completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”). Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration (ii) $2.5 million in a secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”) (iii) 78,740 shares of common stock, which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants”) to purchase an aggregate of 157,480 shares of common stock (the “LogicMark Warrant Shares”) for no additional consideration. Such warrants were exercised on July 27, 2016. In addition, the Company was required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark met certain gross profit targets set forth in the Interest Purchase Agreement. The LogicMark Note originally was to mature on September 23, 2016 but was extended to July 15, 2017. The earn-out payment related to 2016 and the remaining balance owed on the LogicMark Note including accrued interest were both paid in July 2017. See Note 4. Based on LogicMark’s operating results for the year ended December 31, 2017, the 2017 earnout amount owed by the Company is $3,156,088. As a result, the Company reduced the amount of contingent consideration due to the LogicMark Sellers by $1,843,912. The Company intends to pay the 2017 earnout amount of $3,156,088 to the LogicMark Sellers in the second quarter of 2018. See Note 8.

On May 23, 2017, the Company completed a merger (the “Merger”) pursuant to an executed Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Fit Merger Sub, Inc., a wholly-owned subsidiary of the Company (the “Merger Sub”), Fit Pay, Inc. (“Fit Pay”), Michael Orlando (“Orlando”), Giesecke & Devrient Mobile Security America, Inc. (“G&D”), the other stockholders of Fit Pay (the “Other Holders”) and Michael Orlando.

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

Healthcare

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

Payments and Financial Technology

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

Results of Operations

Comparison of three months ended March 31, 2018 and March 31, 2017

Revenue. Our revenues for the three months ended March 31, 2018 were $4,930,608 compared to $6,681,297 for the three months ended March 31, 2017. The decrease in our revenues for the three months ended March 31, 2018 versus the three months ended March 31, 2017 is directly related to a reduction in shipments of the FlyeTM smartcard to WVH. At December 31, 2017, WVH had sufficient FlyeTM smart card inventory on hand and as a result we expect to begin shipping such smart cards to WVH again in the latter part of 2018. The reduction in FlyeTM smartcard sales was partially offset by an increase in LogicMark product sales in the three months ended March 31, 2018 versus 2017 and Fit Pay sales which was acquired on May 23, 2017.

Cost of Revenue and Gross Profit. Our gross profit for the three months ended March 31, 2018 remained relatively flat at $3,461,129 compared to a gross profit of $3,509,290 for the three months ended March 31, 2017. The reduction in gross profit resulting from the lower FlyeTM smartcard sales to WVH in the three months ended March 31, 2018 versus the three months ended March 31, 2017 was offset by the higher gross profit resulting from the increased LogicMark product sales as well as the gross profit related to the Fit Pay sales.

Operating Expenses. Operating expenses for the three months ended March 31, 2018, totaled $4,201,877 and consisted of research and development expenses of $730,103, selling and marketing expenses of $1,437,252 and general and administrative expenses of $2,034,522. The research and development expenses related primarily to salaries and consulting services of $627,048. Selling and marketing expenses consisted primarily of salaries and consulting services of $395,821, amortization of intangibles of $398,809, freight charges of $144,257, merchant processing fees of $98,232, and sales commissions of $72,241. General and administrative expenses consisted of salaries and consulting services of $698,962, accrued management and employee incentives of $225,000 and legal, audit and accounting fees of $250,463. Also included in general and administrative expenses is $244,184 in non-cash stock compensation to consultants and board members.

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

Operating (Loss) Profit. The operating loss for the three months ended March 31, 2018, was $740,748 compared with operating income of $1,066,902 for the three months ended March 31, 2017. The significant unfavorable change in operating profit (loss) for the three months ended March 31, 2018 as compared to 2017 is primarily attributable to the inclusion of Fit Pay’s operating expenses which approximated $1.2 million in the three months ended March 31, 2018. In addition, expenses related to salaries and wages and stock compensation to vendors were higher in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Net Loss. The net loss for the three months ended March 31, 2018 was primarily attributable to the operating loss discussed above of $740,748, interest expense of $758,205 and an unfavorable change in fair value of contingent consideration related to the Fit Pay acquisition of $197,709 all of which was partially offset by a tax benefit of $83,849. The net loss for the three months ended March 31, 2017, was $730,215. The net loss was primarily attributable to the interest expense incurred of $1,703,930.

Liquidity and Capital Resources

We have incurred an operating loss of $740,748 and a net loss of $1,612,813, respectively, for the three months ended March 31, 2018.

Cash and Working Capital. As of March 31, 2018, the Company had cash and stockholders’ equity of $4,402,769 and $18,225,489, respectively. At March 31, 2018, the Company had working capital of $738,830.

Cash Generated by Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for product, research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the three months ended March 31, 2018, net cash used in operating activities totaled $1,131,201, which was comprised of a net loss of $1,612,813, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $1,035,161, and changes in operating assets and liabilities of negative $553,549, as compared to net cash used in operating activities of $737,634 for the three months ended March 31, 2017, which was comprised of a net loss of $730,215, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $1,339,082, and changes in operating assets and liabilities of negative $1,346,501.

Cash Used in Investing Activities. During the three months ended March 31, 2018, net cash used in investing activities totaled $150,721 and was primarily related to an increase in restricted cash of 143,855 and the purchase of equipment of $6,866. During the three months ended March 31, 2017, net cash used in investing activities totaled $101,460 and was primarily related to a purchase of equipment of $1,460 and a deposit of $100,000 related to the acquisition of Fit Pay which closed on May 23, 2017.

Cash (Used in) Provided by Financing Activities. During the three months ended March 31, 2018, net cash provided by financing activities totaled $48,276 and was primarily related to the proceeds received from the exercising of warrants into common stock of $200,000 partially offset by a pay down in short term debt of $106,481 and fees paid in connection with equity offerings of $45,243. During the three months ended March 31, 2017, we paid $7,500 for legal expenses related to the issuance of the Exchange Notes issued in November 2016.

Sources of Liquidity. We are an emerging growth company and have generated losses from operations since inception. We incurred an operating loss of $740,748 and a net loss of $1,612,813 during the three months ended March 31, 2018. As of March 31, 2018, the Company had working capital and stockholders’ equity of $738,830 and $18,225,489, respectively. Such factors raise substantial doubt about the entity’s ability to sustain operations for at least one year from the issuance of these financial statements.

As of March 31, 2018, the Company had cash of $4,402,769.

Given our cash position at March 31, 2018 and our projected cash flow from operations over the next twelve months, we believe that we will have sufficient capital to sustain operations over the next twelve months following the date of this report to alleviate such substantial doubt. In order to execute our long-term strategic plan to develop and commercialize our core products, fulfill our product development commitments and fund our obligations as they come due, including the 2017 earn-out payment related to the acquisition of LogicMark, we may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should we not be successful in obtaining the necessary financing, or generate sufficient revenue to fund our operations, we would need to curtail certain of our operational activities.

The Company can give no assurance that any cash raised subsequent to March 31, 2018 will be sufficient to execute its business plan or meet its obligations. The company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 to our condensed consolidated financial statements for the three months ended March 31, 2018, included elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2018. Management has not completed such evaluation but has concluded, based on the material weaknesses described below, that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weaknesses in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of March 31, 2018, were not effective.

Changes in Internal Controls

As of March 31, 2018, certain previously disclosed material weaknesses in our internal controls over financial reporting continue to exist. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions. Management has recently hired an assistant controller with significant experience to help address this situation. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can conclude that we have remediated our material weakness.

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Nxt-ID, Inc.

Date: May 15, 2018	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

