Form 10-Q
period 2018-06-30
Nxt-ID, Inc.
filed 2018-08-14
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54960

Nxt-ID, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0678374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1627 U.S. 1

Unit 206

Sebastian, FL 32958

(Address of principal executive offices)(Zip Code)

(203) 266-2103

(Registrant’s telephone number, including area code)

285 North Drive

Suite D

Melbourne, FL 32934

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

As of August 13, 2018, there were 24,645,383 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2018

i

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets

Current Assets
Cash	$1,313,305	$5,636,415
Restricted cash	513,866	40,371
Accounts receivable, net	1,671,841	1,806,785
Inventory, net	2,838,816	3,059,517
Prepaid expenses and other current assets	1,472,176	1,457,090
Total Current Assets	7,810,004	12,000,178

Property and equipment:
Equipment	218,617	211,751
Furniture and fixtures	101,080	98,828
Tooling and molds	630,481	630,481
	950,178	941,060
Accumulated depreciation	(691,463)	(624,420)
Property and equipment, net	258,715	316,640

Goodwill	24,599,371	24,599,371
Other intangible assets, net of amortization of $2,162,810 and $1,415,411, respectively	10,579,157	11,326,556

Total Assets	$43,247,247	$48,242,745

Liabilities, Series C Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,061,121	$1,466,379
Accrued expenses	1,236,841	2,465,067
Customer deposits	2,000,159	2,826,105
Short-term debt	536,324	266,201
Other current liabilities – contingent consideration	501,248	3,656,660
Total Current Liabilities	5,335,693	10,680,412

Other long-term liabilities – contingent consideration	3,585,074	3,904,568
Long-term debt	479,161	585,641
Revolving loan facility, net of deferred debt issuance costs of $0 and $200,744, respectively	-	11,799,256
Term loan facility, net of debt discount of $690,747 and deferred debt issuance costs of $1,227,677, respectively	13,758,212	-
Deferred tax liability	167,703	335,401
Total Liabilities	23,325,843	27,305,278

Commitment and Contingencies

Series C Preferred Stock
Series C Preferred Stock, par value $0.0001 per share: 2,000 shares designated; 2,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,807,300	1,807,300

Stockholders’ Equity
Preferred Stock, par value $0.0001 per share: 10,000,000 shares authorized
Series A Preferred Stock, par value $0.0001 per share: 3,125,000 shares designated; 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Series B Preferred Stock, par value $0.0001 per share: 4,500,000 shares designated; 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Common Stock, par value $0.0001 per share: 100,000,000 shares authorized; 24,511,662 and 23,583,593 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2,451	2,358
Additional paid-in capital	63,647,952	62,052,483
Accumulated deficit	(45,536,299)	(42,924,674)

Total Stockholders’ Equity	18,114,104	19,130,167

Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$43,247,247	$48,242,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

Revenues	$10,114,313	$14,337,476
Cost of goods sold	3,130,609	7,034,772

Gross Profit	6,983,704	7,302,704

Operating Expenses
General and administrative	4,010,112	3,222,358
Selling and marketing	2,651,155	2,084,421
Research and development	1,550,771	262,622

Total Operating Expenses	8,212,038	5,569,401

Operating (Loss) Income	(1,228,334)	1,733,303

Other Income and (Expense)
Interest expense	(1,799,094)	(3,423,012)
Loss on the extinguishment of debt	(68,213)	-
Change in fair value of contingent consideration	316,318	(53,448)
Total Other Expense, Net	(1,550,989)	(3,476,460)

Loss before Income Taxes	(2,779,323)	(1,743,157)
Income Tax Benefit (Expense)	167,698	(186,375)

Net Loss	(2,611,625)	(1,929,532)
Preferred stock dividends	(50,000)	(608,069)

Net Loss applicable to Common Stockholders	$(2,661,625)	$(2,537,601)

Net Loss Per Share – Basic and Diluted	$(0.11)	$(0.28)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	24,265,925	9,078,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,
	2018	2017

Revenues	$5,183,705	$7,656,179
Cost of goods sold	1,661,130	3,862,765

Gross Profit	3,522,575	3,793,414

Operating Expenses
General and administrative	1,975,590	1,861,672
Selling and marketing	1,213,903	1,087,663
Research and development	820,668	177,678

Total Operating Expenses	4,010,161	3,127,013

Operating (Loss) Income	(487,586)	666,401

Other Income and (Expense)
Interest expense	(1,040,889)	(1,719,082)
Loss on extinguishment of debt	(68,213)	-
Change in fair value of contingent consideration	514,027	(53,448)
Total Other Expense, Net	(595,075)	(1,772,530)

Loss before Income Taxes	(1,082,661)	(1,106,129)
Income Tax Benefit (Expense)	83,849	(93,188)

Net Loss	(998,812)	(1,199,317)
Preferred stock dividends	(25,000)	(295,424)

Net Loss applicable to Common Stockholders	$(1,023,812)	$(1,494,741)

Net Loss Per Share – Basic and Diluted	$(0.04)	$(0.15)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	24,436,025	10,305,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

Cash Flows from Operating Activities
Net Loss	$(2,611,625)	$(1,929,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67,043	91,375
Stock based compensation	650,305	420,096
Amortization of debt discount	14,794	750,000
Amortization of intangible assets	747,399	457,152
Loss on extinguishment of debt	60,713	-
Amortization of discount on contingent consideration	-	85,077
Amortization of deferred debt issuance costs	166,324	753,422
Change in fair value of contingent consideration	(316,318)	53,448
Deferred taxes	(167,698)	186,375
Changes in operating assets and liabilities:
Accounts receivable	134,944	(1,086,529)
Inventory	220,701	83,850
Prepaid expenses and other current assets	(250,290)	(269,145)
Accounts payable	(388,114)	348,443
Accrued expenses	(1,085,207)	687,684
Customer deposits	(828,446)	(2,311,747)
Total Adjustments	(973,850)	249,501
Net Cash Used in Operating Activities	(3,585,475)	(1,680,031)

Cash Flows from Investing Activities
Restricted cash	(473,495)	-
Acquisition, net of cash acquired	-	(89,111)
Purchase of equipment	(9,118)	(1,460)
Net Cash Used in Investing Activities	(482,613)	(90,571)

Cash Flows from Financing Activities
Pay down of short-term debt	(159,721)	(250,000)
Pay down of contingent consideration	(3,156,088)	-
Term loan borrowings, net of deferred debt issue costs	14,906,030	-
Payment of closing related fees	(45,243)	(7,500)
Revolver pay down, net	(12,000,000)	-
Proceeds from exercise of common stock warrants	200,000	-
Net Cash Used in Financing Activities	(255,022)	(257,500)
Net Decrease in Cash	(4,323,110)	(2,028,102)
Cash – Beginning of Period	5,636,415	3,299,679
Cash – End of Period	$1,313,305	$1,271,577

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$2,188,137	$1,137,500
Taxes	$13,775	$4,500
Non-cash financing activities:
Accrued fees incurred in connection with equity offerings	$25,362	$-
Issuance of common stock in connection with conversion of Series A Preferred Stock and related dividends	$-	$197,105
Issuance of common stock in connection with conversion of Series B Preferred Stock and related dividends and liquidated damages	$-	$4,846,286
Accrued Series A Preferred Stock dividends	$-	$31,395
Accrued Series B Preferred Stock dividends	$-	$562,500
Accrued Series C Preferred Stock dividends	$50,000	$10,685
Non cash consideration paid for Fit Pay acquisition	$-	$10,004,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization and Principal Business Activities

Nxt-ID, Inc. (“Nxt-ID” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. The Company is a security technology company and operates its business in one segment – hardware and software security systems and applications. The Company is engaged in the development of proprietary products and solutions that serve multiple end markets, including the security, healthcare, financial technology and the Internet of Things (“IoT”) markets. The Company evaluates the performance of its business on, among other things, profit and loss from operations. With extensive experience in access control, biometric and behavior-metric identity verification, security and privacy, encryption and data protection, payments, miniaturization, and sensor technologies, the Company develops and markets solutions for payment, IoT and healthcare applications.

On July 25, 2016, the Company completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”). Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration, (ii) $2.5 million in a secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”), (iii) 78,740 shares of our common stock, which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants”) to purchase an aggregate of 157,480 shares of common stock (the “LogicMark Warrant Shares”) for no additional consideration. Such warrants were exercised on July 27, 2016. In addition, the Company was required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark met certain gross profit targets set forth in the Interest Purchase Agreement. The earn-out payment related to 2016 and the remaining balance owed on the LogicMark Note including accrued interest were both paid in July 2017. See Note 4. Based on LogicMark’s operating results for the year ended December 31, 2017, the 2017 earnout amount owed by the Company is $3,156,088. As a result, the Company reduced the amount of contingent consideration due to the LogicMark Sellers by $1,843,912. The Company paid the 2017 earnout amount of $3,156,088 to the LogicMark Sellers in the second quarter of 2018.

On May 23, 2017, the Company completed a merger (the “Merger”) pursuant to an executed Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Fit Merger Sub, Inc., a wholly-owned subsidiary of the Company (the “Merger Sub”), Fit Pay, Inc. (“Fit Pay”), Michael Orlando (“Orlando”), Giesecke & Devrient Mobile Security America, Inc. (“G&D”), the other stockholders of Fit Pay (the “Other Holders”) and Michael Orlando in his capacity as stockholder representative representing the Other Holders (the “Stockholder Representative,” and together with Orlando and G&D, the “Fit Pay Sellers”). In connection with the Merger, Fit Pay merged with and into the Merger Sub, with the Merger Sub continuing as the surviving entity and a wholly owned subsidiary of the Company. See Note 4.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2018, and for the six and three months ended June 30, 2018 and June 30, 2017 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2018 and the condensed consolidated statements of operations for the six and three months ended June 30, 2018 and June 30, 2017 and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and June 30, 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the six and three months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, or for any future interim period. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 and the notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 2, 2018.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Liquidity And Management Plans

The Company is an emerging growth company and recorded an operating loss of $1,228,334 and a net loss of $2,611,625 during the six months ended June 30, 2018. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these financial statements. However, given the Company’s cash position at June 30, 2018 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations over the next twelve months following the date of this filing to alleviate such substantial doubt. As of June 30, 2018, the Company had working capital of $2,474,311 and stockholders’ equity of $18,114,104. In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, fulfill its product development commitments and fund its obligations as they come due, the Company may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should the Company not be successful in obtaining the necessary financing, or generate sufficient revenue to fund its operations, the Company would need to engage in certain cost containment efforts, and/or curtail certain of its operational activities.

The Company can give no assurance that any cash raised subsequent to June 30, 2018 will be sufficient to execute its business plan or meet its obligations. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

Note 3 – Summary Of Significant Accounting Policies

Use of estimates in the financial statements

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions including those related to the fair value of acquired assets and liabilities, stock based compensation, derivative instruments, income taxes, accounts receivable and inventories, and other matters that affect the condensed consolidated financial statements and disclosures. Actual results could differ from those estimates.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiaries, 3D-ID, LogicMark and Fit Pay. Intercompany balances and transactions have been eliminated in consolidation.

Concentrations of Credit Risk

The Company is a party to a Master Development Agreement with World Ventures Holding, LLC (“WVH”), a related party. WVH is considered a related party since a director of the Company, is the Chief Executive Officer of Flye Inc., a payment technology company owned by WVH. During the six and three months ended June 30, 2018, the Company recognized revenue of $737,993 and $483,735, respectively, from WVH. During the six and three months ended June 30, 2017, the Company recognized revenue of $6,289,281 and $3,581,245, respectively, from WVH. At June 30, 2018 and December 31, 2017, the Company’s accounts receivable, net balance included $970,941 and $1,364,405, respectively, due from WVH.

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

Accounts Receivable

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At June 30, 2018 and December 31, 2017, the Company had an allowance for doubtful accounts of $402,383.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of June 30, 2018, inventory was comprised of $1,138,243 in raw materials and $1,700,573 in finished goods on hand. Inventory at December 31, 2017 was comprised of $1,493,995 in raw materials and $1,565,522 in finished goods on hand. The Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of June 30, 2018 and December 31, 2017, the Company had prepaid inventory of $936,674 and $887,021, respectively. These prepayments were made primarily for raw materials inventory, and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

As part of the annual evaluation of the LogicMark related goodwill, the Company utilized the option to first assess qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of LogicMark. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that its reporting unit’s fair value is greater than its carrying amount. During the year ended December 31, 2017, the Company determined that it was more likely than not that the fair value of LogicMark exceeded its respective carrying amount and therefore, a quantitative assessment was not required. As June 30, 2018, there were no triggering events which would have necessitated an interim period evaluation.

As part of the evaluation of Fit Pay, the Company utilized the option to first assess qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of Fit Pay. In accordance with the applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that its reporting units fair value is greater than its carrying amount. As of June 30, 2018, the Company determined that it was more likely than not that the fair value of Fit Pay exceeded its respective carrying amount and therefore, a quantitative assessment was not required. The Company has not recognized any goodwill impairment in 2018 as it relates to Fit Pay. The Company will reassess the Fit Pay – related goodwill when it performs its annual impairment testing in the third quarter of 2018.

Other Intangible Assets

The Company’s intangible assets are all related to the acquisitions of LogicMark and Fit Pay and are included in other intangible assets in the Company’s condensed consolidated balance sheets at June 30, 2018, and December 31, 2017.

At June 30, 2018, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $3,379,053; trademarks of $1,135,942; and customer relationships of $2,631,135. At December 31, 2017, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $3,563,885; trademarks of $1,167,122; and customer relationships of $2,792,900. The Company will continue amortizing these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the six and three months ended June 30, 2018, the Company had amortization expense of $377,777 and $189,932, respectively, related to the LogicMark intangible assets. During the six and three months ended June 30, 2017, the Company had amortization expense of $377,777 and $189,932, respectively, related to the LogicMark intangible assets.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2018, the other intangible assets relating to the acquisition of Fit Pay, which was completed on May 23, 2017, are comprised of trademarks of $147,940; technology of $2,104,696; and customer relationships of $1,180,391. At December 31, 2017, the other intangible assets relating to the acquisition of Fit Pay are comprised of trademarks of $181,042; technology of $2,284,739; and customer relationships of $1,336,868. The Company will continue amortizing these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 5 years; 7 years; and 6 years, respectively. During the six and three months ended June 30, 2018, the Company had amortization expense of $369,622 and $158,658, respectively, related to the Fit Pay intangible assets. During the six and three months ended June 30, 2017, the Company had amortization expenses of $79,375, respectively, related to the Fit Pay intangible assets.

As of June 30, 2018, total amortization expense estimated for the remainder of fiscal year 2018 is approximately $698,000, and for each of the next five fiscal years, 2019 through 2023, the total amortization expense is estimated to be as follows: 2019 - $1,400,000; 2020 - $1,400,000; 2021 - $1,400,000; 2022 - $1,388,000; and 2023 - $1,248,000.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of shares of common stock outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of warrants to purchase 5,090,352 shares of common stock as of June 30, 2018 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of June 30, 2017, potentially dilutive securities of 546,003 shares of common stock issuable upon conversion of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, 575,000 shares of common stock issuable upon conversion of certain convertible exchange notes and from the exercise of certain warrants to purchase 1,829,049 shares of common stock were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In July 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-17”). The amendments in ASU 2018-17 expand the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-17 supersedes Subtopic 505-50, Equity-Equity-Based Payments to Non-Employees. For public companies, the amendments in ASU 2018-17 are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating the effect that ASU 2018-07 will have on the Company’s financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU was adopted and did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. This ASU was adopted and it did not have a material impact on the Company’s condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (“ASU No. 2016-18”). The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-18 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. As permitted under the standard for emerging growth companies, the Company plans to adopt ASU 2016-18 in the first quarter of 2019. The Company is currently reviewing and evaluating this guidance and its impact on the Company’s condensed consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow- Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-12 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in ASU 2016-12 affect the guidance in ASU 2014-09 which is not yet effective. The amendments in ASU 2016-12 also affect narrow aspects of Topic 606 including among others: assessing collectability criterion, noncash consideration, and presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in ASU 2016-12 are the same as the effective date and transition requirements for ASU 2014-09 (discussed below). The Company is currently evaluating the effect that ASU 2016-12 will have on the Company’s financial position and results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of FASB’s revenue standard under ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. As a result of ASU 2015-14, the guidance under ASU 2014-09 shall apply for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. As permitted under the standard for emerging growth companies, the Company plans to adopt ASU 2014-09 in the first quarter of 2019 using the modified retrospective approach and recognize the cumulative effect to existing contracts in opening retained earnings on the effective date. The Company is currently reviewing and evaluating this guidance and its impact on its condensed consolidated financial statements. Therefore, the Company’s results may not be comparable with other companies in our industry until ASU 2014-09 is adopted.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Acquisitions

Acquisition of logicmark llc

On July 25, 2016, the Company completed the acquisition of LogicMark. The Company determined that as of July 25, 2016, it was more likely than not that these gross profit targets as it relates to the contingent considerations would be achieved and any fair value adjustment of the earnout was due to time value of the payout. Based on LogicMark’s operating results for the year ended December 31, 2017, the Company reduced the amount of contingent consideration due to the LogicMark Sellers by $1,843,912. The Company paid the 2017 earnout amount of $3,156,088 to the LogicMark Sellers in the second quarter of 2018.

On July 25, 2016, and in order to fund part of the proceeds of the LogicMark acquisition, the Company and a group of lenders, including ExWorks Capital Fund I, L.P. as agent for the lenders (collectively, the “Lenders”), entered into a Loan and Security Agreement (the “Loan Agreement”), whereby the Lenders extended a revolving loan (the “Revolving Loan”) to the Company in the principal amount of $15,000,000 (the “Debt Financing”). The interest rate on the Revolving Loan is 15% per annum and the Revolving Loan was scheduled to mature in July 2018. During the year ended December 31, 2017, the Company paid down $3,000,000 of the Revolving Loan. The Company originally incurred $1,357,356 in deferred debt issue costs related to the Revolving Loan. In addition, the Company incurred an additional $450,000 in deferred debt issue costs as a result of extending the revolving loan facility for one additional year. At June 30, 2018 and December 31, 2017, the unamortized balance of deferred debt issue costs was $0 and $200,744, respectively.

In April 2018, the Company borrowed $1,500,000 against the Revolving Loan and on May 24, 2018 the Company repaid the entire outstanding revolver balance of $13,500,000 due to the Lenders with funds received as a result of the refinancing with Sagard Holdings Manager LP. See Note 5. In addition, the Company also paid $1,179,375 in accrued interest due to the Lenders. In connection with the pay down and termination of the revolving loan facility, the Company recorded a loss from the extinguishment of debt totaling $68,213 which was comprised of $60,713 of unamortized deferred debt issue costs related to the extension of the revolving loan facility for one additional year and the Company also paid $7,500 in legal fees incurred by the Lenders of the Revolving Loan for the refinancing and termination of the revolving credit facility.

Acquisition of Fit Pay

As discussed in Note 1, the Company completed the Merger on May 23, 2017. Pursuant to the terms of the Merger Agreement, the aggregate purchase price paid for Fit Pay stock was: (i) 1,912,303 shares of common stock which was equivalent to 19.96% of the outstanding shares of common stock of the Company; (ii) 2,000 shares of the Series C Non-Convertible Voting Preferred Stock of the Company (the “Series C Preferred Stock”); (iii) the payment of certain debts by the Company; and (iv) the payment of certain unpaid expenses of the Fit Pay Sellers of $724,116 by the Company. In addition, the Company will be required to pay the Fit Pay Sellers an earn-out payment equal to 12.5% of the gross revenue derived from Fit Pay’s technology for sixteen (16) fiscal quarters commencing on October 1, 2017 and ending on December 31, 2021. To date, Fit Pay has had minimal revenue. The operating results of Fit Pay have been included in the condensed consolidated financial statements from the effective date of the acquisition, May 23, 2017.

In connection with the Merger on May 23, 2017, the Company recorded deferred tax liabilities of $1,774,539 as part of its purchase price allocation.

Allocation of Purchase Price of Fit Pay

The purchase price to acquire Fit Pay was $10,104,184, of which $100,000 was paid by the Company in cash and $10,004,184 in non-cash consideration.

The non-cash consideration was comprised of a $851,842 seller note, $3,289,161 shares of our common stock issued to the Fit Pay Sellers, $1,807,300 of Series C Preferred Stock issued to the Fit Pay Sellers and $4,055,881 in an earn-out provision. At the date of acquisition, the earn-out provision was discounted using a prime borrowing rate of 3.5%.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Cash	$10,889
Accounts receivable	92,629
Other current assets	53,966
Property and equipment	31,968
Goodwill	9,119,709
Intangible assets (See Note 3)	4,137,400
Assets acquired	13,446,561

Accounts payable	165,650
Accrued liabilities	1,139,774
Customer deposits	262,414
Deferred taxes	1,774,539
Liabilities assumed	3,342,377

Net assets acquired	$10,104,184

Goodwill arising from the transaction consists of the expected operational synergies upon combining the entity and intangibles not qualifying for separate recognition.

In connection with the Fit Pay acquisition, the Company entered into an employment agreement with Michael Orlando, the former Chief Executive Officer of Fit Pay. Mr. Orlando is now the Chief Operating Officer of the Company and President of our wholly-owned subsidiary, Fit Pay. The term of the employment agreement is for one (1) year and the employment agreement includes provisions for term extensions. In addition to Mr. Orlando’s salary, the employment agreement also provides for all necessary and reasonable out-of-pocket expenses incurred in the performance of his duties under the agreement, eligibility to participate in bonus or incentive compensation plans of the Company and eligibility to receive equity awards as determined by the Company’s board of directors.

Pro Forma Financial Information

The following table summarizes the unaudited pro forma financial information assuming that the acquisition of Fit Pay occurred on January 1, 2017, and its results had been included in the Company’s financial results for the six and three months ended June 30, 2017. The pro forma combined amounts are based upon available information and reflect a reasonable estimate of the effects of the Fit Pay acquisition for the periods presented on the basis set forth herein. The following unaudited pro forma combined financial information is presented for informational purposes only and does not purport to represent what the financial position or results of operations would have been had the Fit Pay acquisition in fact occurred on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods.

	Six Months Ended	Three Months Ended
	June 30, 2017
	(unaudited)
Pro forma:
Net Sales	$14,431,446	$7,687,715
Net Loss applicable to Common Stockholders	$(3,760,809)	$(1,966,722)
Net Loss Per Share - Basic and Diluted applicable to Common Stockholders	$(0.41)	$(0.19)

The unaudited pro forma net loss attributable to Nxt-ID has been calculated using actual historical information and is adjusted for certain pro forma adjustments based on the assumption that the acquisition of Fit Pay and the application of fair value adjustments to intangible assets occurred on January 1, 2017.

For the three and six months ended June 30, 2017, the pro forma financial information excluded the Fit Pay acquisition-related expenses of $110,140 and $122,817, respectively, which are included in the actual reported results, as general and administrative expenses, but excluded from the pro forma amounts above due to their nonrecurring nature. In addition, the pro forma adjustments for the three and six months ended June 30, 2017 include the following adjustments: (a) amortization expense related to the acquired intangible assets of $105,833 and $289,066, respectively; (b) interest expense of $77,416 and $211,406, respectively; and (c) dividends related to the Series C Preferred Stock of $14,247 and $38,904, respectively.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Debt refinancing

On May 24, 2018, LogicMark, a wholly owned subsidiary of Nxt-ID, entered into a Senior Secured Credit Agreement (the “Credit Agreement”) with the lenders thereto and Sagard Holdings Manager LP, as administrative agent and collateral agent for the lenders party to the Credit Agreement (collectively, the “Lender”), whereby the Lender extended a term loan (the “Term Loan”) to LogicMark in the principal amount of $16,000,000. The maturity date of the Term Loan is May 24, 2023. The outstanding principal amount of the Term Loan bears interest at a rate of LIBOR, adjusted monthly, plus 9.5% per annum (approximately 11.5% as of June 30, 2018). The Company incurred $1,253,970 in deferred debt issue costs related to the Term Loan. During the six and three months ended June 30, 2018, the Company amortized $26,293, respectively, of the deferred debt issue costs which is included in interest expense in the condensed consolidated statement of operations. At June 30, 2018 the unamortized balance of deferred debt issue costs was $1,227,677. Pursuant to the terms and conditions of the Credit Agreement, LogicMark is required to deposit 50% of its excess cash flow generated into a restricted bank account for a maximum period of one (1) year. Excess cash flow is defined as LogicMark’s adjusted earnings before interest, taxes, depreciation and amortization less any debt service, debt prepayments and capital expenditures. At the end of the one (1) year period, the restricted cash may be used either to pay down the Term Loan or LogicMark will have the ability to transfer the restricted cash balance to an operating bank account and use the cash for operational purposes. This determination will be made solely at the discretion of the Lender. At June 30, 2018, the Company’s restricted cash balance included $323,364 related to LogicMark’s excess cash flow generated.

The Credit Agreement contains customary covenants, including a covenant that (a) LogicMark shall not permit the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter, beginning with June 30, 2018, to be less than the correlative ratio indicated, which correlative ratio is initially 3.00 : 1:00 for the fiscal quarter beginning June 30, 2018 and increasing by annual increments of 0.25 for each fiscal quarter until March 31, 2021, and thereafter, the correlative ratio is 4.00 : 1.00, and (b) LogicMark shall not permit the Leverage Ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter, beginning with June 30, 2018, to exceed the correlative ratio indicated which correlative ratio is initially 2.60 : 1:00 for the fiscal quarter beginning June 30, 2018 and decreasing by various annual increments for each fiscal quarter until March 31, 2021 and thereafter, the correlative ratio is 2.00 : 1.00.

The performance of LogicMark under the Credit Agreement is secured by: (a) a senior lien granted pursuant to a Security Agreement on all of the assets of LogicMark, the Company, 3D-ID, LLC (one of our wholly-owned subsidiaries) and Fit-Pay (one of our wholly-owned subsidiaries); (b) a senior lien granted pursuant to an Intellectual Property Security Agreement on all of the intellectual property assets of the foregoing companies; and (c) a pledge of certain pledged securities of the foregoing companies pursuant to a Securities Pledge Agreement. The performance of LogicMark is guaranteed pursuant to a guaranty under a Guaranty Agreement by the Company, 3D-ID, LLC and Fit-Pay.

Warrants and Registration Rights

In addition to entering into the Credit Agreement, the Company issued two (2) common stock purchase warrants (each, a “Sagard Warrant”) to Sagard Credit Partners, LP. Each Sagard Warrant is exercisable for 244,081 shares of the Company’s common stock (collectively, the “Sagard Warrant Shares”). Each Sagard Warrant will be exercisable beginning on May 24, 2018, for a period of five (5) years. The exercise price per share is $3.90 for the first Sagard Warrant and $4.88 for the second Sagard Warrant. The exercise price and the amount of shares of the Company’s common stock issuable upon exercise of each Sagard Warrant are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes or dilutive issuances.

On May 24, 2018 the Company recorded a debt discount of $705,541. The debt discount is attributable to the aggregate fair value on the issuance date of both Sagard Warrants. The debt discount is being amortized using the effective interest method over the five-year term of the Term Loan. During the six and three months ended June 30, 2018, the Company recorded $14,794, respectively, of debt discount amortization related to the Sagard Warrants. The debt discount amortization is included as part of interest expense in the condensed consolidated statement of operations.

Each Sagard Warrant contains a covenant of the Company that within ninety (90) days of May 24, 2018, at the Company’s sole cost and expense, it will file or cause to be filed a registration statement covering the resale of the Sagard Warrant Shares, and will promptly provide confirmation of such registration to the holder. The registration statement covering the resale of the Sagard Warrant Shares was filed and became effective in July 2018. To the extent a legal opinion is required in connection therewith, such opinion shall be obtained by the Company at the Company’s expense. In no event shall the Company be responsible for any broker or similar commissions of any holder or any legal fees or other costs of the holder of the Sagard Warrants.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Stockholders’ Equity

2013 Long-Term Stock Incentive Plan

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board of directors, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 686,037 shares of common stock at January 1, 2018.

During the six months ended June 30, 2018, the Company issued 94,305 shares of common stock under the LTIP to five (5) non-employee directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $175,111.

2017 Stock Incentive Plan

On August 24, 2017, a majority of the Company’s stockholders approved at the 2017 Annual Stockholders’ Meeting the 2017 Stock Incentive Plan (“2017 SIP”). The aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the 2017 SIP pursuant to awards of restricted shares or options will be limited to 10% of the outstanding shares of common stock, which calculation shall be made on the first (1st) business day of each new fiscal year; provided that for fiscal year 2017, 1,500,000 shares of common stock may be delivered to participants under the 2017 SIP. Thereafter, the 10% evergreen provision shall govern the 2017 SIP. The number of shares of common stock that are the subject of awards under the 2017 SIP which are forfeited or terminated, are settled in cash in lieu of shares of common stock or are settled in a manner such that all or some of such shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares of common stock will again immediately become available to be issued pursuant to awards granted under the 2017 SIP. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the 2017 SIP and will not again be available for issuance under the 2017 SIP.

In addition, during the six months ended June 30, 2018, the Company issued 163,435 shares of common stock with an aggregate fair value of $353,019 to executive and certain non-executive employees related to the Company’s 2017 management incentive plan.

During the six months ended June 30, 2018, the Company accrued $225,000 of discretionary management and employee bonus expense.

During the six months ended June 30, 2018, the Company issued 133,311 shares of common stock with a fair value of $285,413 to non-employees for services rendered.

Warrants

As of June 30, 2018, the Company had outstanding warrants to purchase an aggregate of 5,090,352 shares of common stock with a weighted average exercise price and remaining life of $5.73 and 3.905 years, respectively. At June 30, 2018, the warrants had no aggregate intrinsic value. During the six months ended June 30, 2018, warrants to purchase an aggregate of 1,075,000 shares of common stock were exercised on a cashless basis into 437,018 shares of common stock. In addition, the Company received proceeds of $200,000 in connection with the exercise of warrants into 100,000 shares of common stock at an exercise price of $2.00 per share.

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

Commitments

The Company is a party to certain leases for office space and warehouse facilities, with monthly payments ranging from $961 to $6,911, expiring on various dates through May 2021. The Company incurred rent expense of $116,954 and $93,503 for the six months ended June 30, 2018 and June 30, 2017, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2018	$69,796
2019	140,062
2020	88,244
2021	5,155
Total future lease obligations	$303,257

The maturity of the Company’s debt is as follows:

2018	$106,480
2019	212,961
2020	212,961
2021	159,719
2022	-
2023	16,000,000
Total debt	$16,692,121

Note 8 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On July 2, 2018, the Company issued 8,721 shares of its common stock for the payment of services with a grant date fair value of $15,000.

On July 16, 2018, the Company issued 125,000 shares of its common stock for the payment of services with a grant date fair value of $178,750.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the six and three months ended June 30, 2018, should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

We were incorporated in the State of Delaware on February 8, 2012. We are a security technology company engaged in the development of proprietary products and solutions that serve multiple end markets, including the security, healthcare, financial technology and the Internet of Things (“IoT”) markets. With extensive experience in access control, biometric and behavior-metric identity verification, security and privacy, encryption and data protection, payments, miniaturization, and sensor technologies, we develop and market solutions for payment, IoT and healthcare applications.

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

On July 25, 2016, the Company completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”). Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration, (ii) $2.5 million in a secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”), (iii) 78,740 shares of common stock, which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants”) to purchase an aggregate of 157,480 shares of common stock (the “LogicMark Warrant Shares”) for no additional consideration. Such warrants were exercised on July 27, 2016. In addition, the Company was required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark met certain gross profit targets set forth in the Interest Purchase Agreement. The LogicMark Note originally was to mature on September 23, 2016 but was extended to July 15, 2017. The earn-out payment related to 2016 and the remaining balance owed on the LogicMark Note including accrued interest were both paid in July 2017. See Note 4. Based on LogicMark’s operating results for the year ended December 31, 2017, the 2017 earnout amount owed by the Company is $3,156,088. As a result, the Company reduced the amount of contingent consideration due to the LogicMark Sellers by $1,843,912. The Company paid the 2017 earnout amount of $3,156,088 to the LogicMark Sellers in the second quarter of 2018. See Note 4 to the Company’s condensed consolidated financial statements.

On May 23, 2017, the Company completed a merger (the “Merger”) pursuant to an executed Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Fit Merger Sub, Inc., a wholly-owned subsidiary of the Company (the “Merger Sub”), Fit Pay, Inc. (“Fit Pay”), Michael Orlando (“Orlando”), Giesecke & Devrient Mobile Security America, Inc. (“G&D”), the other stockholders of Fit Pay (the “Other Holders”) and Michael Orlando in his capacity as stockholder representative representing the Other Holders (the “Stockholder Representative,” and together with Orlando and G&D, the “Fit Pay Sellers”). In connection with the Merger, Fit Pay merged with and into the Merger Sub, with the Merger Sub continuing as the surviving entity and a wholly owned subsidiary of the Company. See Note 4.

The Company’s wholly-owned subsidiary, LogicMark, manufactures and distributes non-monitored and monitored personal emergency response systems sold through the United States Department of Veterans Affairs (the “VA”), healthcare durable medical equipment dealers and distributors and monitored security dealers and distributors. The Company’s wholly-owned subsidiary, Fit Pay, has a proprietary technology platform that delivers payment, credential management, authentication and other secure services to the IoT ecosystem. The platform uses tokenization, a payment security technology that replaces cardholders’ account information with a unique digital identifier, to transact highly secure contactless payment and authentication services.

Healthcare

With respect to the healthcare market, our business initiatives are driven by LogicMark, which serves a market that enables two-way communication, medical device connectivity and patient data tracking of key vitals through sensors, biometrics, and security to make home health care a reality. There are three major trends driving this market: (1) an increased desire for connectivity; specifically, a greater desire for connected devices by people over 60 years of age who now represent the fastest growing demographic for social media; (2) the growth of “TeleHealth”, which is the means by which telecommunications technologies are meeting the increased need for health systems to better distribute doctor care across a wider range of health facilities, making it easier to treat and diagnose patients; and (3) rising healthcare costs – as health spending continues to outpace the economy, representing between 6% and 7% of the overall economy, the need to reduce hospital readmissions, increase staffing efficiency and improve patient engagement remain the highest priorities. Together, these trends have produced a large and growing market for us to serve. LogicMark has built a successful business on emergency communications in healthcare. We have a strong business relationship with the VA today, serving veterans who suffer from chronic conditions that often require emergency assistance. This business is steady and growing, producing the highest annual revenue in its operational history in 2017. Our strategic plan calls for expanding LogicMark’s business into other healthcare verticals as well as retail and enterprise channels in order to better serve the expanding demand for connected and remote healthcare solutions.

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

Fit Pay is currently continuing to integrate its initial 15 device manufacturers to its platform. Garmin Pay™, a contactless payment feature for a new line of smartwatches by Garmin International, Inc., is powered by Fit Pay’s TPMP technology and went live in the fall of 2017. Fit Pay also announced the product launches for three other customers, including the Token ring by Tokenize Inc., the Bee payment device by Radiius and a luxury smart clasp by Wearatec Inc.

In addition to launching new customers in 2017, our emerging payments business also announced key ecosystem partnerships with Visa International, Mastercard, Bank of America, and Australia and New Zealand Banking Group Limited (ANZ). These agreements, along with the growing network of issuing banks, now enables cardholders to use devices powered by the TPMP, increasing our revenue potential and providing the opportunity to expand our customer and geographical footprint. At the end of 2017, the TPMP was enabled by more than 60 issuing banks in 8 countries in the largest markets worldwide.

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

Together, these opportunities position our emerging payment and financial technology business for future growth as Fit Pay begins to monetize its core TPMP technology and expand its products and services to new markets and customers.

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

As the markets for wearables and IoT devices expand, payments are also emerging as a key feature. A Business Insider Intelligence study estimates that by 2020, an estimated 63% of wearable devices will be payment-enabled. The research firm International Data Corporation predicts that wearable devices will transact more than $501 billion of payments by 2020, overtaking plastic payment methods as the primary payment method in the next 5-7 years.

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

Results of Operations

Comparison of six and three months ended June 30, 2018 and June 30, 2017

Revenue. Our revenues for the six and three months ended June 30, 2018 were $10,114,313 and $5,183,705, respectively, compared to $14,337,476 and $7,656,179, respectively, for the six and three months ended June 30, 2017. The decrease in our revenues for the six and three months ended June 30, 2018 as compared to the six and three months ended June 30, 2017 is directly related to a reduction in shipments of the FlyeTM smartcard to World Ventures Holding, LLC (“WVH”). At December 31, 2017, WVH had sufficient FlyeTM smart card inventory on hand and as a result we expect to begin shipping such smart cards to WVH in the latter part of 2018. The reduction in FlyeTM smartcard sales in both the six and three months ended June 30, 2018 was partially offset by an increase in LogicMark product sales in the six and three months ended June 30, 2018 as compared to 2017 and Fit Pay sales (Fit Pay was acquired on May 23, 2017).

Cost of Revenue and Gross Profit. Our gross profit for the six and three months ended June 30, 2018 was $6,983,704 and $3,522,575, respectively, compared to a gross profit of $7,302,704 and $3,793,414, respectively, for the six and three months ended June 30, 2017. The reduction in gross profit in both the six and three months ended June 30, 2018 as compared to the six and three months ended June 30, 2017 resulted primarily from the lower FlyeTM smartcard sales to WVH in the six and three months ended June 30, 2018 compared to the six and three months ended June 30, 2017 and was partially offset by the higher gross profit resulting from the increased LogicMark product sales as well as the gross profit related to the Fit Pay sales.

Operating Expenses. Operating expenses for the six months ended June 30, 2018 totaled $8,212,038 and consisted of research and development expenses of $1,550,771, selling and marketing expenses of $2,651,155 and general and administrative expenses of $4,010,112. The research and development expenses related primarily to salaries and consulting services of $1,345,551. Selling and marketing expenses consisted primarily of salaries and consulting services of $718,106, amortization of intangibles of $747,399, freight charges of $304,885, merchant processing fees of $199,396, and sales commissions of $145,195. General and administrative expenses consisted of salaries and consulting services of $1,363,826, accrued management and employee incentives of $425,000 and legal, audit and accounting fees of $432,149. Also included in general and administrative expenses is $415,411 in non-cash stock compensation to consultants and board members.

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

Our operating expenses for the six months ended June 30, 2018 were higher by approximately $2,642,600 as compared to the three months ended June 30, 2017. The primary reason for the increase in operating expenses is the inclusion of the Fit Pay operating expenses for the entire six months ended June 30, 2018 as compared to our consolidated operating results for the comparable 2017 period where Fit Pay was included for the post acquisition period only.

Operating expenses for the three months ended June 30, 2018 totaled $4,010,161 and consisted of research and development expenses of $820,668, selling and marketing expenses of $1,213,903 and general and administrative expenses of $1,975,590. The research and development expenses related primarily to salaries and consulting services of $718,503. Selling and marketing expenses consisted primarily of salaries and consulting services of $322,285, amortization of intangibles of $348,590, freight charges of $160,628, merchant processing fees of $101,164, and sales commissions of $73,027. General and administrative expenses consisted of salaries and consulting services of $664,864, accrued management and employee incentives of $200,000 and legal, audit and accounting fees of $168,877. Also included in general and administrative expenses is $181,130 in non-cash stock compensation to consultants and board members.

Operating expenses for the three months ended June 30, 2017 totaled $3,127,013 and consisted of research and development expenses of $177,678, selling and marketing expenses of $1,087,663 and general and administrative expenses of $1,861,672. Our operating expenses for the three months ended June 30, 2018 were higher by $883,148 as compared to the three months ended June 30, 2017. The primary reason for the increase is the inclusion of the operating expenses of Fit Pay, which were not part of our consolidated operating results for the comparable 2017 period.  The research and development expenses relate primarily to salaries and consulting services of $110,311. Selling and marketing expenses consisted primarily of salaries and consulting services of $288,259, amortization of intangibles of $269,307, merchant processing fees of $102,179, and sales commissions of $92,927. General and administrative expenses for the three months ended June 30, 2017 consisted of salaries and consulting services of $542,158, accrued management and employee incentives of $150,000, legal, audit and accounting fees of $279,484, and fees incurred of $122,817 related to the acquisition of Fit Pay. Also included in general and administrative expenses is $118,415 in non-cash stock compensation to consultants and board members.

Operating (Loss) Profit. The operating loss for the six and three months ended June 30, 2018 was $1,228,334 and $487,586, respectively, compared with operating income for the six and three months ended June 30, 2017 of $1,733,303 and $666,401, respectively. The significant unfavorable change in operating profit (loss) for the six and three months ended June 30, 2018 as compared to 2017 is primarily attributable to the inclusion of Fit Pay’s operating expenses which approximated $2.0 million and $1.2 million, respectively, in the six and three months ended June 30, 2018. In addition, expenses related to salaries and wages and stock compensation to vendors were higher in the six and three months ended June 30, 2018 as compared to the six and three months ended June 30, 2017.

Net Loss. The net loss for the six months ended June 30, 2018 was $2,611,625 compared to a net loss of $1,929,532 for the six months ended June 30, 2017. The net loss for the six months ended June 30, 2018 was primarily attributable to the operating loss discussed above of $1,228,334, interest expense of $1,799,094, and loss on the extinguishment of debt of $68,213, all of which was partially offset by a favorable change in fair value of contingent consideration related to the acquisition of Fit Pay of $316,318 and a tax benefit of $167,698. The net loss for the six months ended June 30, 2017 was primarily attributable to interest expense incurred of $3,423,012 and an income tax provision of $186,375 offset in part by operating income of $1,733,303.

The net loss for the three months ended June 30, 2018, was $998,812 compared to a net loss of $1,199,317 for the three months ended June 30, 2017. The net loss for the three months ended June 30, 2018 was primarily attributable to the operating loss discussed above of $487,586, interest expense of $1,040,889 and a loss on the extinguishment of debt of $68,213, all of which was partially offset by a favorable change in fair value of contingent consideration related to the Fit Pay acquisition of $514,207 and a tax benefit of $83,849. The net loss for the three months ended June 30, 2017 was primarily attributable to interest expense incurred of $1,719,082 and an income tax provision of $93,188 both of which were offset in part by operating income of $666,401.

Liquidity and Capital Resources

We have incurred an operating loss of $1,228,334 and a net loss of $2,611,625 for the six months ended June 30, 2018.

Cash and Working Capital. As of June 30, 2018, the Company had cash and stockholders’ equity of $1,313,305 and $18,114,104, respectively. At June 30, 2018, the Company had working capital of $2,474,311.

Cash Generated by Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for product, research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the six months ended June 30, 2018, net cash used in operating activities totaled $3,585,475, which was comprised of a net loss of $2,611,625, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $1,222,562, and changes in operating assets and liabilities of negative $2,196,412, as compared to net cash used in operating activities of $1,680,031 for the six months ended June 30, 2017, which was comprised of a net loss of $1,929,532, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $2,796,945, and changes in operating assets and liabilities of negative $2,547,444.

Cash Used in Investing Activities. During the six months ended June 30, 2018, net cash used in investing activities totaled $482,613 and was primarily related to an increase in restricted cash of $473,495 and the purchase of equipment of $9,118. During the six months ended June 30, 2017, net cash used in investing activities totaled $90,571 and was primarily related to a purchase of equipment of $1,460 and the cash portion of the purchase price to acquire Fit Pay, net of the cash acquired of $89,111.

Cash (Used in) Provided by Financing Activities. During the six months ended June 30, 2018, net cash used in financing activities totaled $255,022 and was primarily related to the net pay down of $12,000,000 related to the revolver facility with ExWorks Capital Fund I, L.P., the 2017 earnout payment of $3,156,088 to the LogicMark Sellers, pay downs in short term debt totaling $159,721 and fees paid in connection with equity offerings of $45,243. The cash used in financing activities during the six months ended June 30, 2018 was partially offset by the proceeds received from the exercising of warrants into common stock of $200,000 and $14,906,030 in net proceeds received from the refinancing with Sagard Holdings Manager, LP, which closed on May 24, 2018. During the six months ended June 30, 2017, net cash used in financing activities totaled $257,500 and was primarily related to the pay down in the LogicMark Note of $250,000 and we also paid $7,500 for legal expenses related to the issuance of the exchange notes issued in November 2016.

Sources of Liquidity. We are an emerging growth company and have generated losses from operations since inception. We incurred an operating loss of $1,228,334 and a net loss of $2,611,625 during the six months ended June 30, 2018. As of June 30, 2018, the Company had working capital and stockholders’ equity of $2,474,311 and $18,114,104, respectively. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these financial statements.

As of June 30, 2018, the Company had cash of $1,313,305.

Given our cash position at June 30, 2018 and our projected cash flow from operations over the next twelve months, we believe that we will have sufficient capital to sustain operations over the next twelve months following the date of this report to alleviate such substantial doubt. In order to execute our long-term strategic plan to develop and commercialize our core products, fulfill our product development commitments and fund our obligations as they come due, we may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should we not be successful in obtaining the necessary financing, or generate sufficient revenue to fund our operations, we would need to curtail certain of our operational activities.

The Company can give no assurance that any cash raised subsequent to June 30, 2018 will be sufficient to execute its business plan or meet its obligations. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

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

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the six months ended June 30, 2018 included elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2018. Management has not completed such evaluation but has concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As of June 30, 2018, our management concluded that certain previously disclosed material weaknesses in our internal controls over financial reporting continue to exist. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions. Management has recently hired an assistant controller with significant experience to help address this situation.  Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can conclude that we have remediated our material weaknesses.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations of the Effectiveness of Control

Our management, including our Chief Executive officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constrains and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Nxt-ID, Inc.

Date: August 14, 2018	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.