Form 10-Q
period 2018-09-30
Nxt-ID, Inc.
filed 2018-11-14
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2018, there were 25,066,306 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

September 30, 2018

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash	$780,492	$5,636,415
Restricted cash	1,242,734	40,371
Accounts receivable, net	339,919	382,282
Inventory, net	1,349,949	706,322
Prepaid expenses and other current assets	694,437	805,844
Assets associated with discontinued operations	3,788,666	4,428,944
Total Current Assets	8,196,197	12,000,178
Property and equipment:
Equipment	193,119	193,119
Furniture and fixtures	89,829	79,063
Tooling and molds	630,481	630,481
	913,429	902,663
Accumulated depreciation	(703,753)	(616,409)
Property and equipment, net	209,676	286,254
Assets associated with discontinued operations	12,420,544	12,952,744
Goodwill	15,479,662	15,479,662
Other intangible assets, net of amortization of $1,650,456 and $1,080,660, respectively	6,954,111	7,523,907
Total Assets	$43,260,190	$48,242,745
Liabilities, Series C Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,556,046	$1,146,552
Accrued expenses	1,466,506	2,448,157
Short-term debt	1,265,192	266,201
Other current liabilities – contingent consideration	535,948	3,656,660
Liabilities associated with discontinued operations	2,217,744	3,165,342
Total Current Liabilities	7,041,436	10,682,912
Other long-term liabilities – contingent consideration	3,088,458	3,902,068
Long-term debt	425,921	585,641
Revolving loan facility, net of deferred debt issuance costs of $0 and $200,744, respectively	-	11,799,256
Term loan facility, net of debt discount of $655,470 and deferred debt issuance costs of $1,164,979, respectively	13,127,319	-
Deferred tax liability	83,853	335,401
Total Liabilities	23,766,987	27,305,278
Commitments and Contingencies
Series C Preferred Stock
Series C Preferred Stock, par value $0.0001 per share: 2,000 shares designated; 2,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,807,300	1,807,300
Stockholders’ Equity
Preferred Stock, par value $0.0001 per share: 10,000,000 shares authorized
Series A Preferred Stock, par value $0.0001 per share: 3,125,000 shares designated; 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Series B Preferred Stock, par value $0.0001 per share: 4,500,000 shares designated; 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Common Stock, par value $0.0001 per share: 100,000,000 shares authorized; 24,879,352 and 23,583,593 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2,488	2,358
Additional paid-in capital	64,482,214	62,052,483
Accumulated deficit	(46,798,799)	(42,924,674)
Total Stockholders’ Equity	17,685,903	19,130,167
Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$43,260,190	$48,242,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

Revenues	$13,082,764	$11,686,813
Cost of goods sold	3,575,300	3,479,337

Gross Profit	9,507,464	8,207,476

Operating Expenses
General and administrative	5,089,874	5,400,471
Selling and marketing	3,026,108	2,889,870
Research and development	522,043	513,422

Total Operating Expenses	8,638,025	8,803,763

Operating Income (Loss)	869,439	(596,287)

Other Income and (Expense)
Interest expense	(2,378,519)	(5,595,324)
Loss on the extinguishment of debt	(68,213)	-
Warrant modification expense	(345,280)	-
Change in fair value of contingent consideration	778,234	(133,755)
Total Other Expense, Net	(2,013,778)	(5,729,079)

Loss before Income Taxes	(1,144,339)	(6,325,366)
Income Tax Benefit (Expense)	251,548	(279,563)

Loss from Continuing Operations	(892,791)	(6,604,929)
(Loss) Income from Discontinued Operations	(2,981,334)	644,245
Net Loss	(3,874,125)	(5,960,684)
Preferred stock dividends	(75,000)	(705,149)

Net Loss applicable to Common Stockholders	$(3,949,125)	$(6,665,833)
Loss Per Share from Continuing Operations – Basic and Diluted	$(0.04)	$(0.66)
(Loss) Income Per Share from Discontinued Operations – Basic and diluted	$(0.12)	$0.06

Net Loss Per Share – Basic and Diluted	$(0.16)	$(0.60)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	24,397,654	11,023,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30,
	2018	2017

Revenues	$4,367,719	$3,665,862
Cost of goods sold	1,172,409	1,103,931

Gross Profit	3,195,310	2,561,931

Operating Expenses
General and administrative	1,698,894	2,291,680
Selling and marketing	1,067,448	985,116
Research and development	200,519	355,438

Total Operating Expenses	2,966,861	3,632,234

Operating Income (Loss)	228,449	(1,070,303)

Other Income and (Expense)
Interest expense	(580,152)	(2,172,748)
Warrant modification expense	(345,280)	-
Change in fair value of contingent consideration	461,916	(80,307)
Total Other Expense, Net	(463,516)	(2,253,055)

Loss before Income Taxes	(235,067)	(3,323,358)
Income Tax Benefit (Expense)	83,850	(93,188)

Loss from Continuing Operations	(151,217)	(3,416,546)
Loss from Discontinued Operations	(1,111,283)	(614,606)
Net Loss	(1,262,500)	(4,031,152)
Preferred stock dividends	(25,000)	(97,080)

Net Loss applicable to Common Stockholders	$(1,287,500)	$(4,128,232)

Loss Per Share from Continuing Operations – Basic and Diluted	$(0.01)	$(0.24)
Loss Per Share from Discontinued Operations – Basic and Diluted	$(0.04)	$(0.04)

Net Loss Per Share – Basic and Diluted	$(0.05)	$(0.28)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	24,656,817	14,849,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

Cash Flows from Operating Activities
Net Loss	$(3,874,125)	$(5,960,684)
(Loss) Income from discontinued operations	(2,981,334)	644,245
Loss from continuing operations	(892,791)	(6,604,929)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation	87,344	112,852
Stock based compensation	819,992	1,381,974
Amortization of debt discount	50,071	1,448,506
Amortization of intangible assets	569,796	569,796
Loss on extinguishment of debt	60,713	-
Amortization of discount on contingent consideration	-	124,701
Amortization of deferred debt issuance costs	229,022	985,516
Change in fair value of contingent consideration	(778,234)	133,755
Non-cash charge for modification of convertible exchange note terms	-	191,630
Non-cash charge for modification of warrant terms	345,280	37,000
Deferred taxes	(251,548)	279,563
Changes in operating assets and liabilities:
Accounts receivable	42,363	77,055
Inventory	(643,627)	362,788
Prepaid expenses and other current assets	10,266	(320,254)
Accounts payable	411,903	(54,011)
Accrued expenses	(863,632)	389,713
Total Adjustments	89,709	5,720,584
Net Cash Used in Operating Activities of Continuing Operations	(803,082)	(884,345)
Cash Flows from Investing Activities
Restricted cash	(1,202,363)	-
Pay down of contingent consideration	-	(1,500,000)
Acquisition, net of cash acquired	-	(89,111)
Purchase of equipment	(10,766)	(1,459)
Net Cash Used in Investing Activities of Continuing Operations	(1,213,129)	(1,590,570)
Cash Flows from Financing Activities
Pay down of short-term debt	(212,961)	(773,969)
Proceeds received in connection with issuance of common stock and warrants, net	-	3,069,940
Proceeds received from issuance of convertible exchange notes	-	594,408
Pay down of contingent consideration	(3,156,088)	-
Term loan borrowings, net of deferred debt issue costs	14,906,030	-
Payment of closing related fees	(45,239)	(9,719)
Revolver pay down, net	(12,000,000)	-
Proceeds from exercise of common stock warrants	425,000	-
Net Cash (Used in) Provided by Financing Activities of Continuing Operations	(83,258)	2,880,660
Net (Decrease) Increase in Cash from Continuing Operations	(2,099,469)	405,745
Cash Flows from Discontinued Operations:
Cash used by operating activities of discontinued operations	(2,749,588)	(3,185,795)
Cash used in investing activities of discontinued operations	(6,866)	(5,027)
Net Cash Used by Discontinued Operations	(2,756,454)	(3,190,822)
Net Decrease in Cash	(4,855,923)	(2,785,077)
Cash – Beginning of Period	5,636,415	3,299,679
Cash – End of Period	$780,492	$514,602
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$2,670,897	$2,832,934
Taxes	$13,775	$4,500
Non-cash financing activities:
Equipment purchases on payment terms	$-	$10,075
Fees incurred in connection with revolving credit facility	$-	$450,000
Accrued fees incurred in connection with equity offerings	$40,097	$102,123
Issuance of common stock in connection with conversion of Series A Preferred Stock and related dividends	$-	$338,749
Issuance of common stock in connection with conversion of Series B Preferred Stock and related dividends and liquidated damages	$-	$6,075,000
Accrued Series C Preferred Stock dividends	$75,000	$35,890
Non cash consideration paid for Fit Pay acquisition	$-	$10,004,184

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

On July 25, 2016, the Company completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”). Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration, (ii) $2.5 million in a secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”), (iii) 78,740 shares of our common stock, which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants”) to purchase an aggregate of 157,480 shares of common stock (the “LogicMark Warrant Shares”) for no additional consideration. Such warrants were exercised on July 27, 2016. In addition, the Company was required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark met certain gross profit targets set forth in the Interest Purchase Agreement. The earn-out payment related to 2016 and the remaining balance owed on the LogicMark Note including accrued interest were both paid in July 2017. See Note 4. Based on LogicMark’s operating results for the year ended December 31, 2017, the 2017 earnout amount owed by the Company was $3,156,088. As a result, the Company reduced the amount of contingent consideration due to the LogicMark Sellers by $1,843,912. The Company paid the 2017 earnout amount of $3,156,088 to the LogicMark Sellers in the second quarter of 2018.

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

On September 21, 2018, the Company announced that its board of directors approved a plan to separate the Company’s financial technology business from its healthcare business into an independent publicly traded company. The Company will distribute shares of the newly created company to the Company’s shareholders through the execution of a spin-off. As a result, the Company reclassified its financial technology business to discontinued operations for all periods reported. The Company’s financial technology business is comprised of its Fit Pay subsidiary and the intellectual property developed by Nxt-ID, Inc., including the Flye Smartcard and the Wocket.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2018, and for the nine and three months ended September 30, 2018 and September 30, 2017 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2018 and the condensed consolidated statements of operations for the nine and three months ended September 30, 2018 and September 30, 2017 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and September 30, 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the nine and three months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, or for any future interim period. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 and the notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 2, 2018.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Liquidity And Management Plans

The Company is an emerging growth company and recorded operating income from continuing operations of $869,439 and a net loss from continuing operations of $892,791 during the nine months ended September 30, 2018. Certain of these factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these financial statements. However, given the Company’s cash position at September 30, 2018 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations over the next twelve months following the date of this filing to alleviate such substantial doubt. As of September 30, 2018, the Company (excluding discontinued operations) had a working capital deficiency of $416,161 and stockholders’ equity of $17,685,903. In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, fulfill its product development commitments and fund its obligations as they come due, the Company may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should the Company not be successful in obtaining the necessary financing, or generate sufficient revenue to fund its operations, the Company would need to engage in certain cost containment efforts, and/or curtail certain of its operational activities.

The Company can give no assurance that any cash raised subsequent to September 30, 2018 will be sufficient to execute its business plan or meet its obligations. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

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

Accounts Receivable

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At September 30, 2018 and December 31, 2017, the Company had an allowance for doubtful accounts of $132,383.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of September 30, 2018, inventory was comprised of $1,349,949 in finished goods on hand. Inventory at December 31, 2017 was comprised of $706,322 in finished goods on hand. The Company is required to prepay for raw materials with certain vendors until credit terms can be established. As of September 30, 2018 and December 31, 2017, the Company had prepaid inventory of $272,571 and $326,651, respectively. These prepayments were made primarily for finished goods inventory, and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

The Company’s goodwill relates to the acquisitions of LogicMark and Fit Pay. Fit Pay is included in the Company’s discontinued operations (See Note 4). The Company began testing goodwill for impairment in the third quarter of 2017 as it relates to the acquisition of LogicMark. Authoritative accounting guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the more detailed two-step quantitative goodwill impairment test. The Company performs the quantitative test if its qualitative assessment determined it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting units or assets. The quantitative goodwill impairment test, if necessary, is a two-step process. The first step is to identify the existence of a potential impairment by comparing the fair value of a reporting unit (the estimated fair value of a reporting unit is calculated using a discounted cash flow model) with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined using the same approach as employed when determining the amount of goodwill that would be recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

As part of the annual evaluation of the LogicMark related goodwill, the Company utilized the option to first assess qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of LogicMark. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that its reporting unit’s fair value is greater than its carrying amount. As of September 30, 2018, the Company determined that it was more likely than not that the fair value of LogicMark exceeded its respective carrying amount and therefore, a quantitative assessment was not required.

As part of the evaluation of Fit Pay, the Company utilized the option to first assess qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of Fit Pay. In accordance with the applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, it is determined that it is more likely than not that the reporting units fair value is greater than its carrying amount. Based on its assessment of the qualitative factors which included Fit Pay’s financial performance thus far, a quantitative analysis was performed, and as of September 30, 2018, the Company determined that based on a goodwill impairment analysis prepared by a third party valuation firm, the fair value of Fit Pay exceeded its respective carrying amount. Therefore, the Company has not recognized any goodwill impairment in 2018 as it relates to Fit Pay.

Other Intangible Assets

The Company’s intangible assets are related to the acquisition of LogicMark and are included in other intangible assets in the Company’s condensed consolidated balance sheets at September 30, 2018 and December 31, 2017.

At September 30, 2018, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $3,285,105; trademarks of $1,120,093; and customer relationships of $2,548,912. At December 31, 2017, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $3,563,885; trademarks of $1,167,122; and customer relationships of $2,792,900. The Company will continue amortizing these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the nine and three months ended September 30, 2018, the Company had amortization expense of $569,796 and $192,019, respectively, related to the LogicMark intangible assets. During the nine and three months ended September 30, 2017, the Company had amortization expense of $569,796 and $192,019, respectively, related to the LogicMark intangible assets.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2018, total amortization expense estimated for the remainder of fiscal year 2018 is approximately $190,000, and for each of the next five fiscal years, 2019 through 2023, the total amortization expense is estimated to be as follows: 2019 - $762,000; 2020 - $762,000; 2021 - $762,000; and 2022 - $762,000.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of shares of common stock outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of warrants to purchase 5,090,352 shares of common stock as of September 30, 2018 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of September 30, 2017, potentially dilutive securities of 1,151,374 realizable from the convertible exchange notes and related accrued interest and from the exercise of warrants to purchase 3,926,251 shares of common stock were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of FASB’s revenue standard under ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. As a result of ASU 2015-14, the guidance under ASU 2014-09 shall apply for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. As permitted under the standard for emerging growth companies, the Company plans to adopt ASU 2014-09 in the fourth quarter of 2018 using the modified retrospective approach and recognize the cumulative effect to existing contracts (if any) in opening retained earnings as of January 1, 2018. The Company is currently reviewing and evaluating this guidance and its impact on its condensed consolidated financial statements. Therefore, the Company’s results may not be comparable with other companies in our industry until ASU 2014-09 is adopted.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Discontinued Operations

On September 21, 2018, the Company announced that its board of directors approved a plan to separate the Company’s financial technology from its healthcare business into an independent publicly traded company. As a result, the Company has treated the financial technology business as a discontinued operation. The Company’s financial technology business is comprised of its Fit Pay subsidiary and the intellectual property developed by Nxt-ID, Inc., including the Flye Smartcard and the Wocket.

The following table presents the assets and liabilities related to the financial technology product line classified as assets and liabilities associated with discontinued operations in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Accounts receivable, net	$1,076,547	$1,424,503
Inventory, net	1,974,656	2,353,195
Prepaid expenses and other assets	737,463	651,246
Total current assets associated with discontinued operations	$3,788,666	$4,428,944
Property and equipment, net	28,209	30,386
Goodwill	9,119,709	9,119,709
Other intangible assets	3,272,626	3,802,649
Total non-current assets associated with discontinued operations	$12,420,544	$12,952,744

Accounts payable	$175,465	$319,827
Accrued expenses	55,703	16,910
Customer deposits	1,986,576	2,828,605
Total liabilities associated with discontinued operations	$2,217,744	$3,165,342

The following table represents the financial results of the discontinued operations for the nine and three months ended September 30, 2018 and 2017:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net sales	$1,521,732	$7,180,751	$122,464	$864,226
Cost of sales	794,313	5,261,455	66,595	602,089
Gross profit	727,419	1,919,296	55,869	262,137
Operating expenses	3,706,873	1,273,444	1,165,999	875,572
Interest expense	1,880	1,607	1,153	1,171
(Loss) income from discontinued operations	$(2,981,334)	$644,245	$(1,111,283)	$(614,606)

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Acquisitions

Acquisition of logicmark llc

On July 25, 2016, the Company completed the acquisition of LogicMark. The Company determined that as of July 25, 2016, it was more likely than not that these gross profit targets as they relate to the contingent considerations would be achieved and any fair value adjustment of the earnout was due to time value of the payout. Based on LogicMark’s operating results for the year ended December 31, 2017, the Company reduced the amount of contingent consideration due to the LogicMark Sellers by $1,843,912. The Company paid the 2017 earnout amount of $3,156,088 to the LogicMark Sellers in the second quarter of 2018.

On July 25, 2016, in order to fund part of the proceeds of the LogicMark acquisition, the Company and a group of lenders, including ExWorks Capital Fund I, L.P. as agent for the lenders (collectively, the “Lenders”), entered into a Loan and Security Agreement (the “Loan Agreement”), whereby the Lenders extended a revolving loan (the “Revolving Loan”) to the Company in the principal amount of $15,000,000 (the “Debt Financing”). The interest rate on the Revolving Loan is 15% per annum and the Revolving Loan was scheduled to mature in July 2018. During the year ended December 31, 2017, the Company paid down $3,000,000 of the Revolving Loan. The Company originally incurred $1,357,356 in deferred debt issue costs related to the Revolving Loan. In addition, the Company incurred an additional $450,000 in deferred debt issue costs as a result of extending the revolving loan facility for one additional year. At September 30, 2018 and December 31, 2017, the unamortized balance of deferred debt issue costs was $0 and $200,744, respectively.

In April 2018, the Company borrowed $1,500,000 against the Revolving Loan and on May 24, 2018, the Company repaid the entire outstanding revolver balance of $13,500,000 due to the Lenders with funds received as a result of the refinancing with Sagard Holdings Manager LP. See Note 6. In addition, the Company also paid $1,179,375 in accrued interest due to the Lenders. In connection with the pay down and termination of the revolving loan facility, the Company recorded a loss from the extinguishment of debt totaling $68,213 which was comprised of $60,713 of unamortized deferred debt issue costs related to the extension of the revolving loan facility for one additional year and the Company also paid $7,500 in legal fees incurred by the Lenders of the Revolving Loan for the refinancing and termination of the revolving credit facility.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Debt refinancing

On May 24, 2018, LogicMark, a wholly owned subsidiary of Nxt-ID, entered into a Senior Secured Credit Agreement (the “Credit Agreement”) with the lenders thereto and Sagard Holdings Manager LP, as administrative agent and collateral agent for the lenders party to the Credit Agreement (collectively, the “Lender”), whereby the Lender extended a term loan (the “Term Loan”) to LogicMark in the principal amount of $16,000,000. The maturity date of the Term Loan is May 24, 2023. The outstanding principal amount of the Term Loan bears interest at a rate of LIBOR, adjusted monthly, plus 9.5% per annum (approximately 11.5% as of September 30, 2018). The Company incurred $1,253,970 in deferred debt issue costs related to the Term Loan. During the nine and three months ended September 30, 2018, the Company amortized $88,991 and $62,698, respectively, of the deferred debt issue costs which is included in interest expense in the condensed consolidated statement of operations. At September 30, 2018 the unamortized balance of deferred debt issue costs was $1,164,979. Pursuant to the terms and conditions of the Credit Agreement, LogicMark is required to deposit 50% of its excess cash flow generated into a restricted bank account for a maximum period of one (1) year. Excess cash flow is defined as LogicMark’s adjusted earnings before interest, taxes, depreciation and amortization less any debt service, debt prepayments and capital expenditures. At the end of the one (1) year period, the restricted cash may be used either to pay down the Term Loan or LogicMark will have the ability to transfer the restricted cash balance to an operating bank account and use the cash for operational purposes. This determination will be made solely at the discretion of the Lender. At September 30, 2018, the Company’s restricted cash balance included $1,052,232 related to LogicMark’s excess cash flow generated.

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

The performance of LogicMark under the Credit Agreement is secured by: (a) a senior lien granted pursuant to a Security Agreement on all of the assets of LogicMark, the Company, 3D-ID, LLC (one of our wholly-owned subsidiaries) and Fit Pay (one of our wholly-owned subsidiaries); (b) a senior lien granted pursuant to an Intellectual Property Security Agreement on all of the intellectual property assets of the foregoing companies; and (c) a pledge of certain pledged securities of the foregoing companies pursuant to a Securities Pledge Agreement. The performance of LogicMark is guaranteed pursuant to a Guaranty Agreement by the Company, 3D-ID, LLC and Fit Pay.

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

On May 24, 2018 the Company recorded a debt discount of $705,541. The debt discount is attributable to the aggregate fair value on the issuance date of both Sagard Warrants. The debt discount is being amortized using the effective interest method over the five-year term of the Term Loan. During the nine and three months ended September 30, 2018, the Company recorded $50,071 and $35,277, respectively, of debt discount amortization related to the Sagard Warrants. The debt discount amortization is included as part of interest expense in the condensed consolidated statement of operations.

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

During the nine months ended September 30, 2018, the Company issued an aggregate of 170,640 shares of common stock under the LTIP to five (5) non-employee directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $275,111.

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

In addition, during the nine months ended September 30, 2018, the Company issued 163,435 shares of common stock with an aggregate fair value of $353,019 to executive and certain non-executive employees related to the Company’s 2017 management incentive plan.

During the nine months ended September 30, 2018, the Company accrued $575,000 of discretionary management and employee bonus expense.

During the nine months ended September 30, 2018, the Company issued 274,666 shares of common stock with a fair value of $489,163 to non-employees for services rendered.

Warrants

On September 14, 2018, the Company entered into a Warrant Amendment and Exercise Agreement with certain holders (collectively, the “Investors”) of previously issued Common Stock Purchase Warrants (the “Old Warrants”). In connection with those certain Common Stock Purchase Warrants between the Company and the Investors dated July 13, 2017, July 19, 2017 and November 13, 2017 (the “Warrant Agreements”), the Company agreed to issue to the Investors warrants to purchase up to 3,273,601 shares of common stock at an exercise price of $2.00 per share, (the “New Warrants”), under certain circumstances. Under the terms of the Amendment Agreement, in consideration of the Investors’ exercising up to 3,273,601 of the Old Warrants, the exercise price per share of the Old Warrants was reduced to $1.50 per share. The Investors may continue to exercise the Old Warrants after December 31, 2018, but will not receive any New Warrants for any warrants exercised after that date. The exercise price per share of the New Warrants represented a 30% premium to the closing price for the Company’s Common Stock on September 14, 2018.

The New Warrants, if issued, are exercisable for up to the original expiration dates of the Old Warrants, or July 19, 2022, January 23, 2023, or May 13, 2023, as applicable. The exercise price and number of shares issuable upon exercise of the New Warrants are subject to traditional adjustments for stock splits, combinations, recapitalization events and certain dilutive issuances. The New Warrants are required to be exercised for cash; however, if during the term of the New Warrants there is not an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering the resale of the shares issuable upon exercise of the New Warrants, then the New Warrants may be exercised on a cashless (net exercise) basis.

As a result of this Warrant Amendment and Exercise Agreement, the Company recorded a warrant modification expense of $165,640 for the nine and three months ended September 30, 2018 related to the reduction in the exercise price of the Old Warrants from $2.00 to $1.50. In addition, the Company also recorded a warrant modification expense of $179,640 for the nine and three months ended September 30, 2018 resulting from the issuance of 150,000 replacement warrants with an exercise price of $2.00 for warrants that were exercised during the three months ended September 30, 2018.

As of September 30, 2018, the Company had outstanding warrants to purchase an aggregate of 5,090,352 shares of common stock with a weighted average exercise price and remaining life of $5.42 and 3.565 years, respectively. At September 30, 2018, the warrants had no aggregate intrinsic value. During the nine months ended September 30, 2018, warrants to purchase an aggregate of 1,075,000 shares of common stock were exercised on a cashless basis into 437,018 shares of common stock. In addition, the Company received proceeds of $425,000 in connection with the exercise of warrants into 250,000 shares of common stock at an average exercise price of $1.70 per share. During the nine months ended September 30, 2018, 460 warrants with an exercise price of $10.00 expired.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Commitments and Contingencies

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

Commitments

The Company is a party to certain leases for office space and warehouse facilities, with monthly payments ranging from $961 to $7,157, expiring on various dates through May 2021. The Company incurred rent expense of $127,684 and $136,520 for the nine months ended September 30, 2018 and September 30, 2017, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2018	$24,173
2019	97,597
2020	70,310
2021	5,155
Total future lease obligations	$197,235

The maturity of the Company’s debt is as follows:

2018	$53,240
2019	212,961
2020	212,961
2021	159,719
2022	-
2023	16,000,000
Total debt	$16,638,881

Note 9 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On October 1, 2018, the Company issued 11,811 shares of its common stock for the payment of services with a grant date fair value of $15,000.

On October 11, 2018, the Company issued 158,750 shares of its common stock to employees with a grant date fair value of $193,750.

On October 12, 2018, the Company issued 16,393 shares of its common stock for the payment of services with a grant date fair value of $20,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the nine and three months ended September 30, 2018, should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

We were incorporated in the State of Delaware on February 8, 2012. We are a security technology company and we operate our business in one segment – hardware and software security systems and applications. We are engaged in the development of proprietary products and solutions that serve multiple end markets, including the security, healthcare, financial technology and the Internet of Things (“IoT”) markets. We evaluate the performance of our business on, among other things, profits and loss from operations. With extensive experience in access control, biometric and behavior-metric identity verification, security and privacy, encryption and data protection, payments, miniaturization, and sensor technologies, we develop and market solutions for payment, IoT and healthcare applications.

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

On July 25, 2016, the Company completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”). Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration, (ii) $2.5 million in a secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”), (iii) 78,740 shares of common stock, which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants”) to purchase an aggregate of 157,480 shares of common stock (the “LogicMark Warrant Shares”) for no additional consideration. Such warrants were exercised on July 27, 2016. In addition, the Company was required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark met certain gross profit targets set forth in the Interest Purchase Agreement. The LogicMark Note originally was to mature on September 23, 2016 but was extended to July 15, 2017. The earn-out payment related to 2016 and the remaining balance owed on the LogicMark Note including accrued interest were both paid in July 2017. See Note 4. Based on LogicMark’s operating results for the year ended December 31, 2017, the 2017 earnout amount owed by the Company was $3,156,088. As a result, the Company reduced the amount of contingent consideration due to the LogicMark Sellers by $1,843,912. The Company paid the 2017 earnout amount of $3,156,088 to the LogicMark Sellers in the second quarter of 2018. See Note 4 to the Company’s condensed consolidated financial statements.

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

On September 21, 2018, the Company announced that its board of directors approved a plan to separate the Company’s financial technology business from its healthcare business into an independent publicly traded company. The Company will distribute shares of the newly created Company to the Company’s shareholders through the execution of a spin-off. As a result, the Company reclassified its financial technology business to discontinued operations for all periods reported. The Company’s financial technology business is comprised of its Fit Pay subsidiary and the intellectual property developed by Nxt-ID Inc., including the Flye Smartcard and the Wocket.

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

Payments and Financial Technology

With respect to the payments and financial technology market, our business initiatives are driven by Fit Pay, which was acquired by Nxt-ID in May 2017. Fit Pay’s core technology is a proprietary platform that enables contactless payment capabilities, allowing manufacturers of “smart devices” to add payment capabilities to their products with very little start-up time and minimal investment in software development, while granting them access to the leading card network and global credit card issuing banks. It is one of the first successful commercializations of a token requestor service provider integrated with the major payment card networks – Discover, Mastercard, and Visa. The existing propriety capabilities of the contactless payment companies are not available to other original equipment manufacturers (“OEMs”). The Fit Pay Token Requestor Manager (TRM) Platform creates an opportunity for a whole new range of devices to be payment-enabled.

Fit Pay has expanded its relationship with Garmin International, Inc. for which it provides technology, platform and tokenization services to power Garmin Pay™, a contactless payment feature included on smartwatches manufactured by Garmin. The payment feature, which went live in the fall of 2017, is now included in 10 of Garmin’s smartwatches.

In addition to expanding the number of devices on which Garmin Pay™ is available from 1 to 10, Fit Pay has made significant progress in expanding the geographic and issuer footprint for Garmin Pay™. Garmin Pay™ is supported by an issuer network of 229 issuing banks in 27 countries (as of September 30, 2018) with additions being made regularly. This represents a significant increase from fiscal year-end 2017, at which time the network included 60 issuing banks in 8 countries. As a part of this growth, Fit Pay announced agreements with Chase, Westpac and Discover. This expansion of the Garmin Pay™ network increases the overall revenue opportunity for this flagship customer.

Our payment and financial technology business has also expanded to include new products and services. This includes growing the capabilities of the TRM Platform to integrate it with additional payment networks and issuing banks. Fit Pay has also developed proprietary payment devices that it will offer through business-to-business and direct-to-consumer channels. These new products will leverage the TRM Platform and allow us to access new customers and emerging markets, such as cryptocurrency.

Fit Pay’s initial product offering is a platform extension and contactless payment device called Flip™, which enables Bitcoin holders to make contactless payment transactions at millions of retail locations with value exchanged from their cryptocurrency. The development of the product and platform to support Flip has been completed and Fit Pay is currently seeking the final network and bank approvals to begin the initial shipments of the product. While commercialization of the product has taken longer than anticipated, the Company believes the product continues to represent an opportunity to bring to market a unique offering in an emerging market segment.

In addition to these expansions of Fit Pay’s offerings, the Company was also announced as a technology partner for Visa’s Token Service for credential-on-file (“COF”) token requestors. Through this program, Fit Pay will be able to tokenize credential-on-file digital payments on behalf of merchant and payment ecosystem clients, greatly expanding the addressable market for the Company’s platform services. Leveraging the EMVCo Payment Tokenization Standard, the tokenization COF record offers another layer of security for consumers and merchants. It replaces sensitive cardholder information, such as personal account numbers and expiration dates, with a unique digital identifier (a “token”) that can be used for payment without exposing a cardholder’s more sensitive account information.

In addition to enhancing security, expired or compromised payment credentials can be seamlessly updated in the background by the financial institution, eliminating a significant point of friction for consumers and merchants. These additional services will be buoyed by the overall of growth in digital payments, which is estimated by eMarketer to grow to $5.4 Trillion in total transaction value by 2022.

Together, these opportunities position our emerging payment and financial technology business for future growth as Fit Pay begins to monetize its core TRM technology platform and expand its products and services to new markets and customers.

Our payments business operates within a rapidly expanding market. According to the research firm, Juniper Research, in-store contactless payments will reach $2 trillion by 2020, representing 1 in 3 total point of sale transactions. Contactless payments will exceed the $1 trillion mark for the first time in 2018, a year earlier than previously anticipated by Juniper. This growth is driven by an acceleration in consumer usage of contactless payment services as well as merchant acceptance.

In addition, according to the latest research from Counterpoint’s Global Smartwatch Tracker, global smartwatch shipments grew 37 percent year-over-year in Q2 2018. Garmin shipments grew 35 percent year-over-year and it holds 3 percent market share. Importantly, the report noted that 50 percent of the market operates on a proprietary platform (i.e., not Apple or Android) for which Fit Pay’s white label, operating system agnostic solution is well-suited.

As an early and established entrant into the contactless and digital payments market, we believe that we are well-positioned to take advantage of both the growth of payment-enabled devices and the consumer demand for new forms of payments.

Results of Operations

Comparison of nine and three months ended September 30, 2018 and September 30, 2017

Revenue. Our revenues for the nine and three months ended September 30, 2018 were $13,082,764 and $4,367,719, respectively, compared to $11,686,813 and $3,665,862, respectively, for the nine and three months ended September 30, 2017. The increase in our revenues for the nine and three months ended September 30, 2018 as compared to the nine and three months ended September 30, 2017 is directly attributable to LogicMark’s increased sales volume to the Veterans Administration as well as a shift in product sales mix from land based products to mobile products which typically have a higher sales price on a per unit basis.

Cost of Revenue and Gross Profit. Our gross profit for the nine and three months ended September 30, 2018 was $9,507,464 and $3,195,310 respectively, compared to a gross profit of $8,207,476 and $2,561,931, respectively, for the nine and three months ended September 30, 2017. The increase in gross profit in both the nine and three months ended September 30, 2018 as compared to the nine and three months ended September 30, 2017, is primarily attributable to the higher gross profit resulting from the increased volume in LogicMark’s product sales as well as the favorable shift in sales mix discussed above.

Operating Expenses. Operating expenses for the nine months ended September 30, 2018 totaled $8,638,025 and consisted of research and development expenses of $522,043, selling and marketing expenses of $3,026,108 and general and administrative expenses of $5,089,874. The research and development expenses related primarily to salaries and consulting services of $434,118. Selling and marketing expenses consisted primarily of salaries and consulting services of $932,067, amortization of intangibles of $569,796, freight charges of $451,476, merchant processing fees of $297,694, and sales commissions of $217,502. General and administrative expenses consisted of salaries and consulting services of $1,423,742, accrued management and employee incentives of $575,000 and legal, audit and accounting fees of $684,367. Also included in general and administrative expenses is $540,315 in non-cash stock compensation to consultants and board members.

Operating expenses for the nine months ended September 30, 2017 totaled $8,803,763 and consisted of research and development expenses of $513,422, selling and marketing expenses of $2,889,870 and general and administrative expenses of $5,400,471. The research and development expenses relate primarily to salaries and consulting services of $343,125. Selling and marketing expenses consisted primarily of salaries and consulting services of $853,949, amortization of intangibles of $596,796, merchant processing fees of $292,866, and sales commissions of $215,389. General and administrative expenses consisted of salaries and consulting services of $1,363,311, accrued management and employee incentives of $700,000, legal, audit and accounting fees of $658,910, and fees incurred of $149,443 related to the acquisition of Fit Pay. Also included in general and administrative expenses is $327,095 in non-cash stock compensation to consultants and board members.

Operating expenses for the three months ended September 30, 2018 totaled $2,966,861 and consisted of research and development expenses of $200,519, selling and marketing expenses of $1,067,448 and general and administrative expenses of $1,698,894. The research and development expenses related primarily to salaries and consulting services of $185,084. Selling and marketing expenses consisted primarily of salaries and consulting services of $369,980, amortization of intangibles of $192,019, freight charges of $146,591, merchant processing fees of $98,298, and sales commissions of $72,307. General and administrative expenses consisted of salaries and consulting services of $486,999, accrued management and employee incentives of $150,000 and legal, audit and accounting fees of $280,774. Also included in general and administrative expenses is $115,000 in non-cash stock compensation to consultants and board members.

Operating expenses for the three months ended September 30, 2017 totaled $3,632,234 and consisted of research and development expenses of $355,438, selling and marketing expenses of $985,116 and general and administrative expenses of $2,291,680. The research and development expenses relate primarily to salaries and consulting services of $307,413. Selling and marketing expenses consisted primarily of salaries and consulting services of $307,413, amortization of intangibles of $192,019, merchant processing fees of $82,560, and sales commissions of $70,231. General and administrative expenses for the three months ended September 30, 2017 consisted of salaries and consulting services of $456,408, accrued management and employee incentives of $400,000, legal, audit and accounting fees of $188,981, and fees incurred of $26,626 related to the acquisition of Fit Pay. Also included in general and administrative expenses is $122,540 in non-cash stock compensation to consultants and board members.

Operating Profit (Loss). The operating profit for the nine and three months ended September 30, 2018 was $869,439 and $228,449, respectively, compared with an operating loss for the nine and three months ended September 30, 2017 of $596,287 and $1,070,303, respectively. The significant favorable changes in operating profit (loss) for the nine and three months ended September 30, 2018 as compared to the nine and three months ended September 30, 2017 is primarily attributable to the higher gross profit margin resulting from the higher LogicMark sales in 2018 as compared to 2017 and the lower operating expenses attributable to the cost containment efforts in 2018 as compared to 2017.

Net Loss. The net loss for the nine months ended September 30, 2018 was $892,791 compared to a net loss of $6,604,929 for the nine months ended September 30, 2017. The net loss for the nine months ended September 30, 2018 was primarily attributable to the operating profit discussed above of $869,439, interest expense of $2,378,519, a loss on the extinguishment of debt of $68,213, a warrant modification expense of $345,280 all of which was partially offset by operating profit of $869,439 discussed above and a favorable change in fair value of contingent consideration related to the acquisition of Fit Pay of $778,234 and a tax benefit of $251,548. The net loss for the nine months ended September 30, 2017 was $6,604,929 and was primarily attributable to an operating loss of $596,287, interest expense incurred of $5,595,324, an unfavorable change in fair value of contingent consideration of $133,765 and an income tax provision of $279,563.

The net loss for the three months ended September 30, 2018 was $151,217 compared to a net loss of $3,416,546 for the three months ended September 30, 2017. The net loss for the three months ended September 30, 2018 was primarily attributable to interest expense of $580,152, a warrant modification expense of $345,280 all of which was partially offset by operating profit of $228,449 discussed above and a favorable change in fair value of contingent consideration related to the acquisition of Fit Pay of $461,916 and a tax benefit of $83,850. The net loss for the nine months ended September 30, 2017 was $3,416,546 and was primarily attributable to an operating loss of $1,070,303, interest expense incurred of $2,172,748, an unfavorable change in fair value of contingent consideration of $80,307 and an income tax provision of $93,188.

Liquidity and Capital Resources

We have incurred operating income from continuing operations of $869,439 and a net loss from continuing operations of $892,791 for the nine months ended September 30, 2018.

Cash and Working Capital. As of September 30, 2018, the Company had cash and stockholders’ equity of $780,492 and $17,685,903, respectively. At September 30, 2018, the Company’s continuing operations had a working capital deficiency of $416,161.

Cash Generated by Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for product, research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the nine months ended September 30, 2018, net cash used in operating activities totaled $803,082, which was comprised of a net loss of $892,791, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $1,132,436, and changes in operating assets and liabilities of negative $1,042,727, as compared to net cash used in operating activities of $884,345 for the nine months ended September 30, 2017, which was comprised of a net loss of $6,604,929, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $5,265,293, and changes in operating assets and liabilities of positive $455,291.

Cash Used in Investing Activities. During the nine months ended September 30, 2018, net cash used in investing activities totaled $1,213,129 and was primarily related to an increase in restricted cash of $1,202,363 and the purchase of equipment of $10,766. During the nine months ended September 30, 2017, net cash used in investing activities totaled $1,590,570 and was primarily related to the payment of $1,500,000 of contingent consideration related to the earnout due to the LogicMark Sellers for 2016. In addition, we had purchases of equipment of $1,459 and the cash portion of the purchase price to acquire Fit Pay, net of the cash acquired of $89,111.

Cash (Used in) Provided by Financing Activities. During the nine months ended September 30, 2018, net cash used in financing activities totaled $83,258 and was primarily related to the net pay down of $12,000,000 related to the revolver facility with ExWorks Capital Fund I, L.P., the 2017 earnout payment of $3,156,088 to the LogicMark Sellers, pay downs in short term debt totaling $212,961 and fees paid in connection with equity offerings of $45,239. The cash used in financing activities during the nine months ended September 30, 2018 was partially offset by $425,000 in proceeds received from the exercising of warrants into common stock and $14,906,030 in net proceeds received from the refinancing with Sagard Holdings Manager, LP, which closed on May 24, 2018. During the nine months ended September 30, 2017, net cash provided by financing activities totaled $2,880,660 and was primarily related to the net proceeds received of $3,069,940 in connection with the issuance of common stock and warrants and the net proceeds received from the issuance of convertible exchange notes of $594,408. The Company also paid down the LogicMark Note of $773,969 and also paid $9,719 for legal and other expenses related to equity offerings.

Sources of Liquidity. We are an emerging growth company and have generated losses from operations since inception. We incurred operating income from continuing operations of $869,439 and a net loss from continuing operations of $892,791 during the nine months ended September 30, 2018. As of September 30, 2018, the Company (excluding discontinued operations) had a working capital deficiency of $416,161 and stockholders’ equity of $17,685,903. Certain of these factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these financial statements.

As of September 30, 2018, the Company had cash of $780,492.

Given our cash position at September 30, 2018 and our projected cash flow from operations over the next twelve months, we believe that we will have sufficient capital to sustain operations over the next twelve months following the date of this report to alleviate such substantial doubt. In order to execute our long-term strategic plan to develop and commercialize our core products, fulfill our product development commitments and fund our obligations as they come due, we may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should we not be successful in obtaining the necessary financing, or generating sufficient revenue to fund our operations, we would need to curtail certain of our operational activities.

The Company can give no assurance that any cash raised subsequent to September 30, 2018 will be sufficient to execute its business plan or meet its obligations. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

Impact of Inflation

We believe that our business has not been affected to a significant degree by inflationary trends during the past three years. However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets. We have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during the remainder of fiscal 2018. As such, we do not believe that inflation will have a significant impact on our business during the remainder of fiscal 2018.

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

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the nine months ended September 30, 2018, included elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2018. Management has not completed such evaluation but has concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As of September 30, 2018, our management concluded that certain previously disclosed material weaknesses in our internal controls over financial reporting continue to exist. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions. Management has recently hired an assistant controller with significant experience to help address this situation.  Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can conclude that we have remediated our material weaknesses.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations of the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Nxt-ID, Inc.

Date: November 14, 2018	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.