Form 10-K
period 2018-12-31
Nxt-ID, Inc.
filed 2019-04-01
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 29, 2018, the last business day of the second fiscal quarter, was approximately $36,641,740 based on a total number of shares of our common stock outstanding on that day of 24,511,662 and a closing price of $1.72. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 26,441,188 shares of its common stock outstanding as of March 29, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of Nxt-ID, Inc.’s (“Nxt-ID”, the “Company”, “our”, “us” or “we”) operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results; and any other statements that are not historical facts.

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

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results, see “Item 1A - Risk Factors” below.

ii

PART I

Item 1.	Business

Nxt-ID is a technology company engaged in the development of proprietary products and solutions that serve multiple end markets, including the security, healthcare, financial technology (“FinTech”) and the Internet of Things (“IoT”) markets. With extensive experience in access control, biometric and behavior-metric identity verification, security and privacy, encryption and data protection, payments, miniaturization, and sensor technologies, we develop and market groundbreaking solutions for payment, IoT, and healthcare applications.

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

On September 21, 2018, the Company announced that it intends to separate its payments, authentication and credential management business into an independent company and distribute shares of the newly created company to its stockholders through the execution of a spin-off, which the Company believes will qualify as a tax free distribution. Through these lines of business, Nxt-ID creates and markets technologies that are at the center of the rapidly expanding IoT space. Our core competencies leverage emerging business opportunities with significant high-growth potential, as well as revenue-producing lines of business with clear paths to expansion.

With technologies that validate and connect users to devices, and devices to ecosystems, we are playing a central role in the expansion of IoT ecosystems, focusing on the area of healthcare. Our strategic initiatives include: (1) monetizing our core technologies; (2) focusing on key addressable market segments and verticals; and (3) executing clear go-market strategies for our products and services.

Healthcare

Overview

With respect to the healthcare market, our business initiatives are driven by LogicMark, which serves a market that enables two-way communication, medical device connectivity and patient data tracking of key vitals through sensors, biometrics, and security to make home health care a reality. There are three (3) major trends driving this market: (1) an increased desire for connectivity; specifically, a greater desire for connected devices by people over 60 years of age who now represent the fastest growing demographic for social media; (2) the growth of “TeleHealth”, which is the means by which telecommunications technologies are meeting the increased need for health systems to better distribute doctor care across a wider range of health facilities, making it easier to treat and diagnose patients; and (3) rising healthcare costs – as health spending continues to outpace the economy, representing between 6% and 7% of the overall economy, the need to reduce hospital readmissions, increase staffing efficiency and improve patient engagement remain the highest priorities. Together, these trends have produced a large and growing market for us to serve. LogicMark has built a successful business on emergency communications in healthcare. We have a strong business relationship with the VA today, serving veterans who suffer from chronic conditions that often require emergency assistance. This business is steady and growing, producing record revenue in 2018. Our strategic plan calls for expanding LogicMark’s business into other healthcare verticals as well as retail and enterprise channels in order to better serve the expanding demand for connected and remote healthcare solutions.

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

The PERS market is divided into three (3) device segments: landline-based PERS, mobile PERS, and standalone devices. The global PERS market is projected to grow at a compound annual growth rate (“CAGR”) of 5.83% to $8.4 billion in 2020, benefiting from strong demographic tailwinds. According to IndustryARC,  North America and Europe are the largest markets for PERS, accounting for approximately 40% and 37% of total sales, respectively, in 2020. According to IndustryARC, improvements in healthcare infrastructure and emerging economies will fuel growth and significantly improve the relative market share of the Asia Pacific and the rest of world regions.

Our Health Care Products

LogicMark produces a range of products within the PERS market and has differentiated itself by offering non-monitored products, which only require a one-time purchase fee, instead of a recurring monthly contract.  As a result, we believe LogicMark’s products are typically the most cost-effective PERS option. LogicMark’s non-monitored solution offers a significant value proposition over monitored solutions.

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

LogicMark offers monitored products that are primarily sold by dealers and distributors for the monitored product channel. LogicMark sells its devices to the dealers and distributors, who in turn offer the devices to consumers as part of their product/service offering. The service providers charge consumers a monthly monitoring fee for the associated monitoring service. These products are monitored by a third-party central station.

Our Health Care Competition

LogicMark offers a wide variety of products, enabling it to cater to users with different levels of health and safety needs. Compared to its competitors, we believe LogicMark’s PERS products offer enhanced functionality at the best value due to the one-time purchase for non-monitored solutions.

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

Payments and Financial Technology

Overview

On September 21, 2018, we announced that our board of directors approved a plan to separate our payments and financial technology business from its healthcare business into an independent publicly traded company. We will distribute shares of the newly created company to our stockholders through the execution of a spin-off. As a result, we reclassified our financial technology business to discontinued operations for all periods reported. Our payment and financial technology business is comprised of our Fit Pay subsidiary and the intellectual property developed by Nxt-ID, Inc., including the Flye Smartcard and the Wocket.

We conduct our payments business through Fit Pay, Inc., a wholly owned subsidiary of Nxt-ID, which was acquired in May 2017. Fit Pay’s core technology is a proprietary platform that enables contactless payment capabilities, allowing its customers, which include manufacturers of “smart devices,” to add payment capabilities to their products. Fit Pay connects its customers to leading payment card networks, including Visa, Mastercard, Maestro and Discover, and to credit card issuing banks, globally. It successfully commercialized its third-party token service provider platform with the launch of the Garmin Pay™, which is powered by Fit Pay’s platform. Fit Pay’s technology and tokenization service enables the contactless payment feature that is included in smartwatches manufactured by Garmin International, Inc. (“Garmin”). The payment feature, which went live in the fall of 2017, is now included in 11 of Garmin’s smartwatches. In January 2019, Fit Pay extended its contactless payment functionality to another major brand, announcing that its Token Requester Management Platform (“TRM Platform”) is also enabling SwatchPAY! on four (4) new watches announced by Swatch AG.

In addition, the geographic and issuer footprint for Garmin Pay™ is expanding and now is a network of more than 280 issuing banks in 34 countries with additions being made regularly. This represents a significant increase from year-end 2017, at which time the network included 60 issuing banks in 8 countries. As a part of this growth, Fit Pay announced recent agreements with Chase, Westpac, Discover and Mastercard’s Maestro network in Europe. This expansion of the Garmin Pay™ network increases the overall revenue opportunity of this flagship customer and establishes banking and network relationships that may be leveraged for future payment solution offerings.

Fit Pay’s TRM Platform offers an opportunity for a whole new range of devices to become payment-enabled, without the manufacturer of such devices having to invest in and develop such capabilities. Fit Pay is continuously developing new products to leverage its TRM Platform and expanding its network of payment card issuers and issuing banks. Fit Pay also develops proprietary payment devices that it expects to offer through business-to-business and direct-to-consumer channels. These new products will leverage the TRM Platform and expand Fit Pay’s reach to new customers and emerging markets, such as cryptocurrency and other connected devices and products, generally referred to as the Internet of Things (“IoT”).

Fit Pay’s initial consumer product offering is a platform extension and contactless payment device called Flip™, which enables Bitcoin holders to make contactless payment transactions at millions of retail locations with value exchanged from their cryptocurrency. Fit Pay believes the product represents an opportunity to bring to market a unique offering in an emerging market segment.

It was also announced in October 2018 that Fit Pay is a technology partner for Visa’s Token Service for credential-on-file (“COF”) token requestors. Through this program, Fit Pay will be able to tokenize COF digital payments on behalf of merchant and payment ecosystem clients, greatly expanding the addressable market for its platform services. Fit Pay leverages the EMVCo Payment Tokenization Standard to “tokenize” or replace sensitive personal information, such as payment card numbers and expiration dates, with a unique digital identifier or “token.” Tokenizing COF records offers increased security for consumers and merchants by never exposing personal information and therefore potentially lowering fraud related expenses to payment card networks and issuing banks.

In addition to enhancing security, Fit Pay’s technology will allow financial institutions to seamlessly update expired or compromised payment credentials at one point of reference, thereby eliminating a significant point of friction for consumers and merchants. Fit Pay believes these additional services will be buoyed by the overall growth in digital payments.

Together, Fit Pay believes these opportunities position its emerging payment and financial technology business for growth as it monetizes its core TRM Platform technology and expands its products and services to new markets and customers.

As an early and established entrant into the contactless and digital payments market, Fit Pay believes that it is well-positioned to take advantage of both the growth of payment-enabled devices and the consumer demand for new methods of payments.

Strategic Product and Service Offerings

Fit Pay offers a range of technology platform services and products. These include:

Token Requestor Manager Platform (TRM Platform) Integrations

With Fit Pay’s TRM Platform, manufacturers can add contactless payment capabilities to their products with very little start up time, no investment in software development, and instant access to the leading card networks.

The TRM Platform provides IoT and wearable devices with contactless payment capabilities and full digital wallet functionality. It enables consumers to simply tap and pay at near field communication (“NFC”) enabled point-of-sale (“POS”) terminals or ATMs using an existing credit, debit or prepaid card account. The TRM Platform uses tokenization, a payment security technology that replaces cardholders’ account information with a unique digital identifier (a “token”), to transact highly secure contactless payments and authentication services. Fit Pay leverages embedded secure element chip technology within devices to offer a payment solution that is very power and memory efficient. This frees devices from needing to be tethered to a host device or connected to the Internet to transact payments, creating a convenient and completely frictionless payment experience for consumers.

Fit Pay serves as the primary connection point between card networks, banks, merchants and the wearable user. It has built a payment ecosystem that includes device manufacturers, the Visa, Mastercard, Maestro, Discover card networks (with additional networks expected to be added), and more than 280 issuing banks in 34 countries, including the largest markets worldwide. Issuing banks accepting payments from devices connected to the TRM Platform include Bank of America, Capital One, U.S. Bank and Wells Fargo in the United States, and BonusCard, Cornérbank, ANZ and NAB (National Australia Bank), among others, elsewhere.

Ecommerce and Credential-on-file Tokenization

Fit Pay’s real-time ecommerce tokenization allows retailers to offer their customers fast, secure transactions—no matter how they shop–removing card data from the payment process and reducing risk. By tokenizing card-on-file transactions for everything from utility bills to gym memberships, card data can be removed from merchant databases, reducing risk and giving consumers more control.

Connected Devices

Fit Pay designs, develops and produces connected, proprietary payment and credential management devices that generate or have the potential to generate revenue with: monthly “subscription” fees, reload, interchange, and exchange fees, as well as revenue generated from the sale of the device itself. These devices include:

●	Full-function and passive contactless payment devices
●	White-labeled connected cards with cryptocurrency and file vaults
●	Contactless cryptocurrency payments

Fit Pay offers these devices through strategic partnership and distribution channels. Prototypes of certain offerings are undergoing testing and the network devices certification process. It anticipates commercial distribution through selected partners will begin in 2019.

Financial Services

Fit Pay offers general purpose reloadable (or “GPR”) prepaid account capabilities on devices connected to the TRM Platform as an added feature of its core TRM Platform as well as the basis for stand-alone product offerings. The GPR program provides the opportunity to give consumers with contactless payment-enabled devices the convenience of storing funds directly on their devices. The GPR program provides consumers with the ease and security of contactless payments. The GPR accounts will be available to device OEMs that integrate their products with the TRM Platform. The program allows consumers to load their Fit Pay-enabled IoT or wearable device with a prepaid value for contactless purchases. A digital wallet allows the user to re-load the account, set top-off thresholds and manage account settings. As a part of the GPR program, Fit Pay earns certain recurring account-based fees for the use, management and maintenance of the accounts.

Cryptocurrency, Blockchain Payments and Loyalty

Fit Pay is extending its platform to integrate with the latest financial technology, including cryptocurrency, blockchain payments and loyalty programs.

In 2018, Fit Pay announced Flip™, a new contactless payment device that will enable cryptocurrency holders to use the value of their currency to make purchases at millions of retail locations. The new device leverages an expansion of the TRM Platform to connect cryptocurrencies to the payment ecosystem. Flip™ uses value exchanged from Bitcoin to make traditional payment transactions.

Flip™ is NFC-enabled, allowing it to transact payments at any retail point of sale location that accepts contactless payments. Flip™ will store a preloaded amount of U.S. dollars that are exchanged from a user’s existing cryptocurrency account. It includes a digital wallet that allows users to set how much value they would like their Flip™ to hold and when they would like it to reload, and to suspend the account should the device become lost or stolen. Flip™ accepts value exchanged from Bitcoin and will potentially expand to other cryptocurrencies in the future.

Credential Provisioning and Management

Fit Pay’s TRM Platform is built to securely authenticate and provision any credential, making it ideal for digital hotel room keys, transit, ticketing, access, and other use cases. Fit Pay believes that each of these markets represents an area of potential future growth.

Competition

Fit Pay operates in the digital payments industry, and therefore its products compete on the basis of ease-of-use, security and functionality. Its primary offering includes a tokenization platform that enable secure payments and other authenticated digital transactions. Fit Pay’s current and future target markets and customers include device manufacturers, merchants, financial institutions, businesses with large membership or user communities and consumers.

Other companies competing to offer similar or related services to these markets include, NXP Semiconductors N.V., Digiseq, Giesecke+Devrient Mobile Security (with which Fit Pay also partners), Gemalto NV, Rambus, Inc., Fidesmo AB, IDEMIA, and Sequent Software Inc. While the solution offerings, technology, market focus, and level of commercialization and product readiness varies among these companies, all can be considered among the current and future competitive set for Fit Pay’s services. New entrants and companies with comparable technological capabilities not listed here may also compete with Fit Pay.

The digital wallet marketplace in which Fit Pay operates also includes Google Wallet, ApplePay, SamsungPay and Fitbit Pay. While these services may be considered indirect competitors, Fit Pay offers its services on a “white-label” basis, which means it can be deployed across any operating platform or device. The digital wallets of the other “pays” are intended primarily for their proprietary operating systems and products, and are generally not offered to other OEMs or device manufacturers. As such, they generally do not directly compete to serve Fit Pay’s primary target customers and markets (i.e. other device manufacturers).

In addition, Fit Pay is currently one of the few platform providers that is certified by the major card networks (Visa, Mastercard, Discover and Maestro) to provide tokenization services, particularly within an embedded secure element chipset, which many wearables and IoT devices utilize because it requires less power and memory capacity.

As Fit Pay expands its offerings to include ecommerce/credential-on-file tokenization and other services that leverage its TRM Platform, the competitive landscape will also expand, and could include direct competition from the companies included above, new entrants, or other companies not currently identified as potential competitors.

Fit Pay believes that its payment products have certain competitive advantages. The existing contactless payment companies’ propriety capabilities are not available to other device manufacturers. Its TRM Platform creates an opportunity for a whole new range of devices to be payment-enabled by significantly reducing the cost and time to market. While other companies are seeking to build a similar white-labeled solution, Fit Pay believes that the extent of its existing relationships and range of added services it offers provide it with an advantage in the market.

Fit Pay’s payment solutions offer several distinctive features, the primary of which is that its contactless payment solutions remove friction from the consumer payment experience by reducing user interaction. Its solutions also enhance security by tokenizing customer payment information, therefore reducing the probability for payment card fraud, which improves the consumer experience and reduces costs for payment card networks and issuing banks. Fit Pay’s technology has been developed to work without requiring an internet connection at the point of sale and also without requiring a secondary device, such as a mobile phone, to be present. Fit Pay’s solutions are extendible to any operating system or device.

Furthermore, Fit Pay believes that the following factors add to its competitive strengths and create a barrier to entry in the payments solutions space: (1) it is an independent platform (i.e. not owned by, developed by, or proprietary to a single OEM) which has completed secure element tokenization integrations with major card networks and offers a solution that is currently commercially live on 15 devices from two major brands; (2) it has established relationships with payment networks and issuing banks, globally; establishing such relationships is complex and deploying technology through these networks requires a level of experience that makes it difficult for new entrants and OEMs to develop the capability themselves; (3) it maintains the security keys for contactless devices, which limits the ability of its customers to change providers without a major service disruption; (4) it offers a comprehensive, end-to-end solution as a single source for all of its cloud-based and IoT applications, including full-featured APIs (application programming interfaces) and SDKs (software development kits) to simplify implementation; and (5) it offers a scalable platform with direct access to the major card network and issuing banks.

Strategy

Fit Pay’s primary strategy is to leverage its proprietary technology, competitive strengths and established relationships with payment networks and payment card issuing banks to expand its end-to-end, secure contactless payment solutions across various industries. Fit Pay’s position as an independent tokenization platform provider, with its comprehensive and proprietary platform, positions it to serve the rapidly expanding wearable and IoT markets and to expand its addressable market to include large and mid-sized ecommerce companies and other companies conducting credential-on-file transactions. The complex ecosystem needed to support full-function payment capabilities creates a barrier to entry for competitors and manufacturers that may consider attempting to develop the capability on their own and it also offers continuity for its existing customer base. It expects to achieve its goals by:

●	scaling its payment platform by adding more customers and forms of payment, such as prepaid and reloadable payment card accounts, and tokenizing and securing online transactions;
●	building new revenue streams by adding additional OEM customers and devices and by bringing its proprietary reloadable payment card program to new markets;
●	developing its own proprietary payment devices for business-to-business or business-to-consumer channels; and
●	integrating its TRM Platform with additional conditional access ecosystems such as transit, hotels, and building access systems as well as adding new capabilities to its TRM Platform, such as cryptocurrency and blockchain payments.

Our Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We currently rely and will continue to rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. We have filed the following 39 patent applications, eleven of which have been awarded to date:

METHOD FOR REPLACING TRADITIONAL PAYMENT AND IDENTITY MANAGEMENT SYSTEMS AND COMPONENTS TO PROVIDE ADDITIONAL SECURITY AND A SYSTEM IMPLEMENTING SAID METHOD

Filed August 31, 2016

Application Number 15/252,468

METHOD FOR REPLACING TRADITIONAL PAYMENT AND IDENTITY MANAGEMENT SYSTEMS AND COMPONENTS TO PROVIDE ADDITIONAL SECURITY AND A SYSTEM IMPLEMENTING SAID METHOD

Filed June 11, 2018

Application Number 16/005598

THE UN-PASSWORD™: RISK AWARE END-TO-END MULTI-FACTOR AUTHENTICATION VIA DYNAMIC PAIRING

Patent issued August 2, 2016

Patent Number 9,407,619

UNIVERSAL AUTHENTICATION AND DATA EXCHANGE METHOD, SYSTEM AND SERVICE

Filed October 26, 2018

Application Number 16/172,667

METHOD TO LOCALLY VALIDATE IDENTITY WITHOUT PUTTING PRIVACY AT RISK

Application filed September 1, 2015

Application Number 14/842,252

This application has been allowed and the patent will issue upon payment of the issue fees.

DISTRIBUTED METHOD AND SYSTEM TO IMPROVE COLLABORATIVE SERVICES ACROSS MULTIPLE DEVICES

Patent issued May 22, 2018

Patent Number 9979724

DISTRIBUTED METHOD AND SYSTEM TO IMPROVE COLLABORATIVE SERVICES ACROSS MULTIPLE DEVICES

Filed May 21, 2018

Application No. 15/985,483

SOUND-DIRECTED OR BEHAVIOR-DIRECTED METHOD AND SYSTEM FOR AUTHENTICATING A USER AND EXECUTING A TRANSACTION

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

SYSTEM AND METHOD FOR LOW-POWER CLOSE-PROXIMITY COMMUNICATIONS AND ENERGY TRANSFER USING A MINIATURE MULTI-PURPOSE ANTENNA

Application filed November 16, 2016

Application Number 15/353,018

MULTI-INSTANCE SHARED AUTHENTICATION (MISA) METHOD AND SYSTEM PRIOR TO DATA ACCESS

Application filed June 23, 2016

Application Number 15/191,466

BEHAVIORAL-DIRECTED AUTHENTICATION METHOD AND SYSTEM

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

METHOD AND SYSTEM TO ORGANIZE AND MANAGE TRANSACTIONS

Filed December 2, 2016

Application Number 15/368,546

THE UN-PASSWORD™: RISK AWARE END-TO-END MULTI-FACTOR AUTHENTICATION VIA DYNAMIC PAIRING

Patent Issued July 3, 2018

Patent Number 10015154

The Un-Password: Risk Aware End-to-end Multi-factor Authentication via Dynamic PairinG

Filed July 2, 2018

Application Number 16/025,992

SYSTEM AND METHOD TO PERSONALIZE PRODUCTS AND SERVICES

Filed July 15, 2016

Application number 15/212,184

SYSTEM AND METHOD TO PERSONALIZE PRODUCTS AND SERVICES

Filed September 6, 2016

Application number 15/257,101

ACCORDION ANTENNA STRUCTURE

Patent Issued September 11, 2018

Patent Number 10074888

ANTENNA WITH MICROPROCESSOR CONTROL AND DRIVE

Filed September 10, 2018

Application Number 16/127,125

ACCORDION ANTENNA STRUCTURE WITH SIMPLIFIED CONSTRUCTION

Filed May 6, 2018

Application Number 15/972,217

SYSTEM AND METHOD TO AUTHENTICATE ELECTRONICS USING ELECTRONIC-METRICS

Filed July 5, 2016

Application Number 15/202,553

SYSTEM AND METHOD TO DETERMINE USER PREFERENCES

Filed July 15, 2016

Application number 15/212,163

PREFERENCES DRIVEN ADVERTISING SYSTEMS AND METHODS

Filed July 15, 2016

Application number 15/212,161

AN EVENT DETECTOR FOR ISSUING A NOTIFICATION RESPONSIVE TO OCCURRENCE OF AN EVENT

Filed July 27, 2018

Application Number 16/048,181

METHOD AND SYSTEM TO IMPROVE ACCURACY OF FALL DETECTION USING MULTI-SENSOR FUSION

Filed December 17, 2018

Application Number 16/222,359

A SOCIAL NETWORK FOR RESPONDING TO EVENT-DRIVEN NOTIFICATIONS

Filed July 27, 2018

Application Number 16/048,187

WIRELESS, CENTRALIZED EMERGENCY SERVICES SYSTEM

Patent Issued September 25, 2012

Patent Number 8,275,346

VOICE-EXTENDING EMERGENCY RESPONSE SYSTEM

Patent Issued February 21, 2012

Patent Number 8,121,588

LIST-BASED EMERGENCY CALLING DEVICE

Patent Issued February 5, 2013

Patent Number 8,369,821

ALARM SIGNALING DEVICE AND ALARM SYSTEM

Patent Issued December 25, 2007

Patent Number 7,312,709

FALL DETECTION SYSTEM HAVING A FLOOR HEIGHT THRESHOLD AND RESIDENT HEIGHT DETECTION DEVICE

Patent Issued February 22, 2011

Patent Number 7,893,844

APPARATUS AND METHOD FOR LOCATING AND UPDATING LOW-POWER WIRELESS COMMUNICATION DEVICES
Patent Issued October 18, 2016

Patent Number 9472088

APPARATUS AND METHOD FOR LOCATING AND UPDATING LOW-POWER WIRELESS COMMUNICATION DEVICES
Patent Issued February 20, 2018

Patent Number 9900737

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

Corporate Information

History

We were incorporated in the state of Delaware on February 8, 2012. We are engaged in the development of proprietary products, services and solutions for security that serve multiple end markets, including the security, healthcare, finance and IoT markets.

On June 25, 2012, we acquired 100% of the membership interests in 3D-ID LLC (“3D-ID”), a limited liability company that we formed in Florida in February 2011 and that was previously owned by the Company’s founders. By acquiring 3D-ID, we gained the rights to a portfolio of patented technology in the field of three-dimensional facial recognition and imaging including 3D facial recognition products for access control, as well as the law enforcement and travel and immigration sectors. 3D-ID is an early stage company engaged in the design, research and development, integration, analysis, modeling, system networking, sales and support of intelligent surveillance, three-dimensional facial recognition and three-dimensional imaging devices and systems primarily for identification and access control in the security industries. As our acquisition of 3D-ID was a transaction between entities under common control in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”, we recognized the net assets of 3D-ID at their carrying amounts in our accounts on the date that 3D-ID was organized, which was February 14, 2011.

On July 25, 2016, we completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”). Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration, (ii) $2.5 million in a secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”), (iii) 78,740 shares of our common stock, which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants”) to purchase an aggregate of 157,480 shares of common stock (the “LogicMark Warrant Shares”) for no additional consideration. Such warrants were exercised on July 27, 2016. In addition, we were required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark met certain gross profit targets set forth in the Interest Purchase Agreement. The earn-out payment related to 2016 and the remaining balance owed on the LogicMark Note including accrued interest were both paid in July 2017. Based on LogicMark’s operating results for the year ended December 31, 2017, the 2017 earnout amount owed by the Company was $3,156,088. As a result, we reduced the amount of contingent consideration due to the LogicMark Sellers by $1,843,912 in 2017. We paid the 2017 earnout amount of $3,156,088 to the LogicMark Sellers in the second quarter of 2018.

On May 23, 2017, we completed a merger (the “Merger”) pursuant to an executed Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Fit Merger Sub, Inc., a wholly-owned subsidiary of the Company (the “Merger Sub”), Fit Pay, Inc. (“Fit Pay”), Michael Orlando (“Orlando”), Giesecke & Devrient Mobile Security America, Inc. (“G&D”), the other stockholders of Fit Pay (the “Other Holders”) and Michael Orlando in his capacity as stockholder representative representing the Other Holders (the “Stockholder Representative,” and together with Orlando and G&D, the “Fit Pay Sellers”). In connection with the Merger, Fit Pay merged with and into the Merger Sub, with the Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of the Company.

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

On September 21, 2018, we announced that our board of directors approved a plan to separate the Company’s financial technology business from its healthcare business into a new, independent publicly traded company. The Company will distribute shares of the newly created company to the Company’s stockholders through the execution of a spin-off. As a result, the Company reclassified its financial technology business to discontinued operations for all periods reported. The Company’s financial technology business is comprised of its Fit Pay subsidiary and the intellectual property developed by Nxt-ID, Inc., including the Flye Smartcard and the Wocket.

In connection with the Fit Pay acquisition, Mr. Orlando became our Chief Operating Officer, as well as the President of Fit Pay, effective as of May 23, 2017.

Other

Our principal executive offices are located at 1627 U.S. 1, Unit 206, Sebastian, FL 32958, and our telephone number is (203) 266-2103. Our website address is www.nxt-id.com. The information contained therein or connected thereto shall not be deemed to be incorporated into this Report. The information on our website is not part of this Report.

As of December 31, 2018, we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

Employees

As of December 31, 2018, we had a total of 34 full-time employees, comprising 3 employees in product engineering, 6 employees in finance and administration, 14 employees in sales and customer service and 11 employees in product fulfillment. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, graphic designers, computer scientists, sales and marketing and senior management personnel. In addition, we have independent contractors whose services we are using on an as-needed basis to assist with the engineering and design of our products.

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

The Company incurred a net loss from continuing operations of $1,328,616 for the year ended December 31, 2018. As of December 31, 2018, the Company had cash and stockholders’ equity of $425,189 and $14,736,758, respectively. At December 31, 2018, the Company had a working capital deficiency (excluding discontinued operations) of $1,603,466. We cannot provide any assurance that we will be able to raise additional cash from equity financings, secure debt financing, and/or generate revenue from the sales of our products. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

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

Significant disruptions of information technology systems or security breaches could adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

Significant disruptions of our information technology systems, or those of our third-party vendors, or security breaches could adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information, including, among other things, trade secrets or other intellectual property, proprietary business information and personal information, and could result in financial, legal, business and reputational harm to us.

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents.

If we fail to keep pace with changing industry technology and consumer preferences, we will be at a competitive disadvantage.

The industry segments in which we are operating are evolving rapidly. They are characterized by changing technology, budding industry standards, frequent new and enhanced product introductions, rapidly changing end-user/consumer preferences and product obsolescence. In order to continue to compete effectively in these markets, we need to respond quickly to technological changes and to understand their impact on our customers’ preferences. It may take significant time and resources to respond to these technological changes. If we fail to keep pace with these changes, our business may suffer. Moreover, developments by others may render our technologies and intended products noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. If any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours. Any delay or failure in the introduction of new or enhanced products could have a material adverse effect on our business, results of operations and financial condition. Furthermore, our inability to keep pace with changing industry technology and consumer preferences may cause our inventory to become obsolete at a rate faster than anticipated, which may result in our taking goodwill impairment charges in past or future acquisitions that negatively impact our results of operations.

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

Our success will be dependent in part on the design and development of new products. To develop new products and designs for our target markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise. The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted on a timely basis, or at all, or that the potential products will achieve market acceptance. Our failure to develop, obtain necessary regulatory clearances or approvals for, or successfully market, potential new products could have a material adverse effect on our business, financial condition and results of operations.

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

To date, we have applied for 39 patents in the U.S., 11 of which have been awarded, and our success will depend, in part, on our ability to obtain patent and trade secret protection for proprietary technology that we currently possess or that we may develop in the future. No assurance can be given that any pending or future patent applications will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

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

Our success depends, to a significant extent, upon the efforts and abilities of members of senior management. We have entered into an employment agreement with our Chief Executive Officer and President, as well as our Chief Operating Officer, but have not entered into an employment agreement with our Chief Financial Officer, Chief Technology Officer or Chief Revenue Officer. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. We currently maintain a key person life insurance policy on our Chief Executive Officer only.

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

As a result of disclosure of information in this Report and in filings required of a public company, our business and financial condition is more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert resources of our management and harm our business and operating results.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results would be harmed. We may in the future discover areas of our internal controls that need improvement. For example, because of size and limited resources, our external auditors may determine that we lack the personnel and infrastructure necessary to properly carry out an independent audit function. Although we believe that we have adequate internal controls for a company with our size and resources, we are not certain that the measures that we have in place will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, would harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls would also cause investors to lose confidence in our reported financial information, which would have a negative effect on our company and the trading price of our common stock.

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

As of December 31, 2018, we have identified certain matters that constituted material weaknesses in our internal controls over financial reporting. See Item 9A. for further discussion on Controls and Procedures.

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

We may seek or need to raise additional funds. Our ability to obtain financing for general corporate and commercial purposes or acquisitions depends on operating and financial performance, and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. The global credit markets and the financial services industry have recently experienced a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions. An unprecedented level of intervention from the U.S. and other governments has been seen. As a result of such disruption, our ability to raise capital may be severely restricted and the cost of raising capital through such markets or privately may increase significantly at a time when we would like, or need, to do so. Either of these events could have an impact on our flexibility to fund our business operations, make capital expenditures, pursue additional expansion or acquisition opportunities, or make another discretionary use of cash and could adversely impact our financial results.

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

In the event that our common stock is delisted from NASDAQ and is not eligible for quotation on another market or exchange, trading of our common stock could be conducted on the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board or the markets operated by the OTC Markets Group Inc. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

Properties

Our principal executive offices are located in Sebastian, Florida. On May 30, 2018, the Company entered into a lease agreement for this office space. The lease term which commenced on June 1, 2018 is for three (3) years and the lease is a gross lease in that there shall be no separate charge for the Company’s share of any operating expenses. The monthly rent including sales tax is $960 in the first year, increasing 3% annually thereafter.

We also lease an office in Oxford, Connecticut. On September 12, 2014, the Company entered into a lease agreement for this office space. The lease term commenced on October 1, 2014 and the lease term was for two (2) years. The Company is currently leasing this office space on a month-to-month basis with a monthly rent of $2,450.

On October 16, 2013, the Company entered into a lease agreement for office space in Palm Bay, Florida. The term of the lease commenced on May 1, 2014 and was for three (3) years with a monthly rent of $1,250 in the first year, increasing 3% annually thereafter. The Company is currently leasing this office space on a month-to-month basis with a monthly rent of $1,865.

As a result of the LogicMark acquisition on July 25, 2016, we assumed two (2) facility leases. One of the leases was for office space located in Plymouth, Minnesota with a monthly rent of $1,170. This lease agreement expired in February 2018. In addition, LogicMark subleased office and warehouse space located in Louisville, Kentucky. The subleasing agreement expired on August 31, 2017. On June 6, 2017, we entered into a new three-year lease agreement for the same office and warehouse space located in Louisville, Kentucky. The monthly rent for the space is $7,157 and this lease agreement expires in August 2020.

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

Market Information

Our common stock trades on the Nasdaq Capital Market (“NASDAQ”) under the symbol “NXTD.”

Price Range of Common Stock

The following tables show, for the periods indicated, the high and low bid prices per share of our common stock as reported by NASDAQ for the period commencing on January 1, 2017 through December 31, 2018. These bid prices represent prices quoted by broker-dealers on NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	2018
	High	Low
1st Quarter ended March 31, 2018	$3.98	$1.72
2nd Quarter ended June 30, 2018	$2.23	$1.52
3rd Quarter ended September 30, 2018	$2.04	$1.25
4th Quarter ended December 31, 2018	$1.55	$0.53

	2017
	High	Low
1st Quarter ended March 31, 2017	$4.17	$1.66
2nd Quarter ended June 30, 2017	$2.87	$1.21
3rd Quarter ended September 30, 2017	$2.80	$1.45
4th Quarter ended December 31, 2017	$8.59	$1.01

Holders

As of March 29, 2019, there were approximately 97 holders of record of our common stock. This number does not include shares of common stock held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid dividends on our common stock, and our board of directors does not intend to declare or pay any dividends on our common stock in the foreseeable future. Our earnings are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on our common stock will be at the discretion of our board of directors and will depend upon a variety of factors, including our future earnings, capital requirements, financial condition and such other factors as our board of directors may consider to be relevant from time to time.

Securities Authorized For Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

We are not required to provide the information required by this Item 6 as we are a smaller reporting company.

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year ended December 31, 2018 compared with the year ended December 31, 2017.

Revenue. Our revenues for the year ended December 31, 2018 were $17,116,511 compared to $16,043,060 for the year ended December 31, 2017. The increase in revenues for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is directly attributable to LogicMark’s increased sales volume to the Veterans Administration as well as a shift in product sales from land based products to mobile products which typically have a higher sales price on a per unit basis.

Cost of Revenue and Gross Profit. Our gross profit and gross profit margin for the year ended December 31, 2018 was $12,312,720 and 72%, respectively, compared to a gross profit and gross profit margin of $10,978,868 and 68%, respectively, for the year ended December 31, 2017. The increase in our gross margin for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily attributable to the higher gross profit resulting from the increased volume in LogicMark’s product sales as well as the favorable shift in sales mix discussed above. In addition, our gross profit for the year ended December 31, 2017 was negatively impacted by an adjustment for excess and obsolete inventory of $285,000.

Operating Expenses. Operating expenses for the year ended December 31, 2018 totaled $11,725,231 and consisted of research and development expenses of $761,722, selling and marketing expenses of $4,110,616 and general and administrative expenses of $6,852,893. For the year ended December 31, 2018, the research and development expenses related primarily to salaries and consulting services of $638,133. Selling and marketing expenses consisted primarily of salaries and consulting services of $1,257,945, amortization of intangibles of $761,815, freight charges of $605,067, merchant processing fees of $392,604, and sales commissions of $289,533. General and administrative expenses for the year ended December 31, 2018 consisted of salaries and consulting services of $1,911,421, accrued management and employee incentives of $909,364, and legal, audit and accounting fees of $859,641. Also included is $933,217 in non-cash stock compensation to vendors, employees and board members.

Operating expenses for the year ended December 31, 2017 totaled $13,130,581 and consisted of research and development expenses of $761,009, selling and marketing expenses of $4,241,379 and general and administrative expenses of $8,128,193. The research and development expenses related primarily to salaries and consulting services of $518,198. Selling and marketing expenses consisted primarily of salaries of $1,125,705, amortization of intangibles of $761,818, freight charges of $541,371, merchant processing fees of $391,608, and sales commissions of $290,838. General and administrative expenses for the year ended December 31, 2017 consisted of salaries and consulting services of $1,842,859, accrued management and employee incentives of $925,000, legal, audit and accounting fees of $648,889. Also included is $2,072,256 in non-cash stock compensation to vendors, employees and board members.

Our operating expenses for the year ended December 31, 2018 were approximately $1,400,000 lower as compared to our operating expenses for the year ended December 31, 2017. The lower operating expenses for the year ended December 31, 2018 versus the year ended December 31, 2017 is primarily attributable to lower non-cash stock compensation expense in 2018 as compared to 2017. In addition, we recorded an allowance for doubtful accounts in 2017 whereas in 2018 there was no additional allowance required.

Operating Profit (Loss). The operating profit for the year ended December 31, 2018 was $587,489, compared with an operating loss for the year ended December 31, 2017 of $2,151,713. The significant favorable changes in operating profit (loss) for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily attributable to the higher gross profit margin resulting from the higher LogicMark sales in 2018 as compared to 2017 and the lower operating expenses attributable to the cost containment efforts in 2018 as compared to 2017.

Loss from Continuing Operations. The net loss from continuing operations for the year ended December 31, 2018 was $1,328,616 compared to $8,549,129 for the year ended December 31, 2017. The net loss from continuing operations for the year ended December 31, 2018 was primarily attributable to interest expense of $2,967,211, a loss on the extinguishment of debt of $68,213, warrant modification expense of $345,280 and an income tax provision of $34,323 all of which was partially offset by operating profit of $587,489 discussed above and a favorable change in fair value of contingent consideration related to the acquisition of Fit Pay of $1,498,922.

The net loss from continuing operations for the year ended December 31, 2017 was $8,549,129 and resulted in part from operational expenses of $13,130,581 incurred during the year ended December 31, 2017. Our net loss was also attributable to our inventory adjustments discussed above totaling $285,000, interest expense incurred of $7,697,165, warrant modification expense of $37,000 and an income tax provision of $160,404. The operational expenses, inventory adjustments and interest expense were partially offset by favorable gross profit margin stemming primarily from the sales of LogicMark product and the favorable net change in fair value of contingent consideration of $1,497,153, which resulted primarily from the reduction in the 2017 earnout amount due to the LogicMark Sellers.

Liquidity and Capital Resources

We have incurred operating income from continuing operations of $587,489 and a loss from continuing operations of $1,328,616 for the year ended December 31, 2018. In order to execute our long-term strategic plan to develop and commercialize our core products, we may need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to December 31, 2018 or any additional funds raised will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all. See “Sources of Liquidity” below.

As of December 31, 2018, the Company had cash of $425,189.

Cash Flows

Cash and Working Capital

We have incurred losses from continuing operations of $1,328,616 and $8,549,129 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had cash and stockholders’ equity of $425,189 and $14,736,758, respectively. At December 31, 2018, the Company’s continuing operations had a working capital deficiency of $1,603,466. During the year ended December 31, 2018, the Company raised net proceeds of approximately $425,000 from the exercise of common stock warrants.

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the year ended December 31, 2018, net cash used in operating activities amounted to $50,189, which was comprised of a net loss of $1,328,616, positive adjustments to reconcile net loss to net cash used in operating activities of $1,217,069 and changes in operating assets and liabilities of positive $61,358. During the year ended December 31, 2017, net cash used in operating activities amounted to $1,371,731, which comprised a net loss of $8,549,129, positive adjustments to reconcile net loss to net cash used in operating activities of $6,499,332 and changes in operating assets and liabilities of positive $678,066.

Cash Used in Investing Activities

During the year ended December 31, 2018, net cash used in investing activities amounted to $3,166,854 and was primarily related to the 2017 earnout payment of $3,156,088 to the LogicMark Sellers and the purchase of equipment of $10,766. During the year ended December 31, 2017, net cash used in investing activities amounted to $1,635,644 and was primarily related to the contingent consideration payment of $1,500,000 related to the earnout payment due to the LogicMark Sellers for 2016, and to equipment and tooling purchases totaling $46,533 and the cash portion of the purchase price to acquire Fit Pay, net of the cash we acquired of $89,111, which closed on May 23, 2017.

Cash Provided by Financing Activities

During the year ended December 31, 2018, net cash from financing activities totaled $3,063,334 and was primarily related to $425,000 in proceeds received from the exercising of warrants into common stock and $14,906,030 in net proceeds received from the refinancing with Sagard Holdings Manager, LP, which closed on May 24, 2018. The cash received from financing activities during the year ended December 31, 2018 was partially offset by the net pay down of $12,000,000 related to the revolver facility with ExWorks Capital Fund I, L.P., pay downs in short term debt totaling $212,961 and fees paid in connection with equity offerings of $54,735. During the year ended December 31, 2017, the Company received net proceeds of $13,291,390 from the issuance of its common stock and warrants and $594,408 from the issuance of its convertible exchange notes. The Company repaid $3,000,000 of revolver facility borrowings and also repaid the remaining balance due on the LogicMark Note of $773,969. In addition, the Company paid $450,000 to extend the maturity date of its revolving credit facility for one (1) additional year and also paid $74,369 for legal and other expenses relating to both the equity offerings and the issuance of the convertible exchange notes.

Sources of Liquidity

We have incurred operating income from continuing operations of $587,489 and a loss from continuing operations of $1,328,616 for the year ended December 31, 2018. As of December 31, 2018, the Company had cash and stockholders’ equity of $425,189 and $14,736,758, respectively. At December 31, 2018, the Company’s continuing operations had a working capital deficiency of $1,603,466. Such factors raise substantial doubt about our ability to sustain operations for at least one (1) year from the issuance of these financial statements.

Given our cash position at December 31, 2018, proceeds from equity and debt offerings subsequent to December 31, 2018 and our projected cash flow from operations over the next twelve months, we believe that we will have sufficient capital to sustain operations over the next twelve months following the date of this filing to alleviate such substantial doubt. In order to execute our long-term strategic plan to develop and commercialize our core products, fulfill our product development commitments and fund our obligations as they come due, including the earn-out payments related to the acquisition of Fit Pay, we may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should we not be successful in obtaining the necessary financing, or generate sufficient revenue to fund our operations, we would need to curtail certain of our operational activities.

Impact of Inflation

We believe that our business has not been affected to a significant degree by inflationary trends during the past three (3) years. However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets. We have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during 2019. As such, we do not believe that inflation will have a significant impact on our business during 2019.

Financings

July 2017 Offerings

On July 13, 2017, the Company closed a registered direct offering of an aggregate of 2,170,000 shares of common stock and pre-funded warrants to purchase 230,000 shares of common stock. The Company sold the shares at a price of $1.43 per share and received $1.42 per pre-funded warrant. The Company received gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $3,429,700. The pre-funded warrants were converted into shares of common stock on September 23, 2017 and as a result were included in the common stock outstanding balance for purposes of computing earnings per share.

On July 13, 2017, the Company also closed on a concurrent private placement with the same investors for no additional consideration of warrants to purchase 1,800,000 shares of common stock. The warrants are exercisable beginning on the six (6) month anniversary of the date of issuance at an exercise price of $2.00 per share and will expire on the fifth anniversary of the initial exercise date.

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

On November 13, 2017, the Company also closed a previously announced concurrent private placement for no additional consideration, of warrants to purchase 2,500,000 shares of common stock (the “November Investor Warrants”).

On December 19, 2017, and effective as of November 29, 2017, we entered into an agreement (the “Amendment Agreement”) with the holders of the convertible notes and common stock purchase warrants issued pursuant to that certain Exchange Agreement, dated November 29, 2016, by and among the Company and such holders. Pursuant to the Amendment Agreement, the parties agreed (i) to amend the maturity dates of the convertible notes by one (1) year, or until November 29, 2018, and (ii) that the holders would forbear the exercise of any remedies due to the passing of the original maturity date. In consideration thereof, the Company issued to the holders an aggregate of 370,000 shares of restricted common stock.

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

May 2018 Debt Financing

On May 24, 2018, LogicMark and Sagard Holdings Manager LP, as administrative agent and collateral agent for the lenders (collectively, the “Lender”), entered into a Senior Secured Credit Agreement (the “Credit Agreement”), whereby the Lender extended a term loan (the “Term Loan”) to LogicMark in the principal amount of $16,000,000 (the “Debt Financing”). The maturity date of the Term Loan is May 24, 2023. The outstanding principal amount of the Term Loan bears interest at a rate of LIBOR, adjusted monthly, plus 9.5% per annum.

The performance of LogicMark under the Credit Agreement is secured by: (a) a senior lien granted pursuant to a Security Agreement on all of the assets of LogicMark, the Company, and 3D-ID and Fit Pay, the Company’s subsidiaries; (b) a senior lien granted pursuant to an Intellectual Property Security Agreement on all of the intellectual property assets of the foregoing companies; and (c) a pledge of certain pledged securities of the foregoing companies pursuant to a Securities Pledge Agreement. The performance of LogicMark is guaranteed pursuant to a guaranty under a Guaranty Agreement by the Company, 3D-ID and Fit Pay.

In addition to entering into the Credit Agreement, the Company issued two (2) common stock purchase warrants to the Lender. Each warrant is exercisable for an aggregate of 244,081 shares of the Company’s common stock. Each warrant is exercisable beginning on May 24, 2018 and will be exercisable for a period of five (5) years. The exercise price per warrant share is $3.90 for the first warrant and $4.88 for the second warrant.

Each warrant contains a covenant to register pursuant to which the Company covenants that within ninety (90) days of May 24, 2018, at the Company’s sole cost and expense, it will file or cause to be filed a registration statement covering the sale or resale of the warrant shares underlying the warrants and will promptly provide confirmation of such registration to the holder.

A.G.P./Alliance Global Partners, offering securities through Euro Pacific Capital Inc., served as the placement agent for the Company.

September 2018 Warrant Amendment and Exercise Agreement

On September 14, 2018, the Company entered into a Warrant Amendment and Exercise Agreement (the “Amendment Agreement”) with certain holders (collectively, the “Investors”) of previously issued common stock purchase warrants (the “Old Warrants”).

In connection with those Old Warrants issued to the Investors dated July 13, 2017, July 19, 2017 and November 13, 2017, the Company agreed to issue to the Investors warrants to purchase up to 3,273,601 shares of common stock at an exercise price of $2.00 per share, (the “New Warrants”) under certain circumstances. Under the terms of the Amendment Agreement, in consideration of the Investors’ exercising up to 3,273,601 shares of the Old Warrants, the exercise price per share of the Old Warrants was reduced to $1.50 per share. The Investors may continue to exercise the Old Warrants after December 31, 2018, but will not receive any New Warrants for any Old Warrants exercised after that date. The exercise price per share of the New Warrants represented a 30% premium to the closing price for the Company’s common stock on September 14, 2018.

The New Warrants, if issued, are exercisable for up to the original expiration dates of the Old Warrants, or July 19, 2022, January 13, 2023, or May 13, 2023, as applicable. The New Warrants are required to be exercised for cash; however, if during the term of the New Warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the New Warrants, then the New Warrants may be exercised on a cashless (net exercise) basis.

Subsequent Financings

January 2019 At-the-Market Offering

On January 8, 2019, the Company entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) pursuant to which the Company may sell, at its option, shares of its common stock “Shares”) having an aggregate offering price of up to $15 million to or through A.G.P., as sales agent. Such offers and sales, if any, will be made through a prospectus supplement to the prospectus included in the Company’s shelf registration statement on Form S-3 (File No. 333-228624), declared effective by the SEC on December 12, 2018, specifically relating to offers and sales of Shares under the Sales Agreement.

Shares may be sold through a prospectus supplement by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. Under the Sales Agreement, A.G.P. may also sell Shares by any other method permitted by law, including in negotiated transactions with the Company’s prior written consent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, A.G.P. will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of NASDAQ to sell the Shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. A.G.P. will not purchase any Shares on a principal basis pursuant to the Sales Agreement, except as otherwise agreed upon by A.G.P. and the Company in writing and expressly set forth in a placement notice. Pursuant to the Sales Agreement, A.G.P. will be entitled to receive compensation at a fixed commission rate of 3% of the gross proceeds from the sale of Shares on the Company’s behalf pursuant to the Sales Agreement. The Company also has agreed to reimburse A.G.P. for its reasonable out-of-pocket expenses, including the fees and disbursements of counsel to A.G.P., incurred in connection with the offering.

During the period January 15, 2019 through February 21, 2019, the Company received $1,322,484 in gross proceeds from the sale of 1,084,227 shares of its common stock under the Sales Agreement.

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

Revenue Recognition

Adoption of Topic 606

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) including its related subsequent amendments, (“Topic 606”) as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Under this transition method, the Company’s results in the consolidated statements of operations for the year ended December 31, 2018 are presented under Topic 606, while the comparative results for the year ended December 31, 2017 were not retrospectively adjusted. Results for the year ended December 31, 2017 were recognized in accordance with the Company’s revenue recognition policy then in effect under ASC Topic 605, Revenue Recognition (“Topic 605”) discussed below. The adoption of Topic 606 resulted in accounting policy changes surrounding revenue recognition which replaced previous revenue guidance under Topic 605.

The Company’s revenues consist of product sales to either end customers or to distributors. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payment terms are generally due net 30 days after delivery. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customers accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination. For the year ended December 31, 2018, none of our sales were recognized over time.

Pre-adoption of Topic 606

For the year ended December 31, 2017, revenue from sales of the Company’s products was recognized at the time the goods were delivered, title passed and the risks and rewards of ownership passed to the customer, provided the earnings process was complete and revenue was measurable. Such recognition generally occurred when the products reached the destination point, the sales price was fixed and determinable, and collection was reasonably assured. Delivery was determined by the Company’s shipping terms, which was primarily freight on board shipping point. Revenue was recorded at the net amount to be received after deductions for estimated discounts, allowances and returns. These estimates and reserves were determined and adjusted as needed based upon historical experience, contract terms and other related factors.

Warranty Costs. The Company’s product is sold with a one-year warranty against defects in materials and workmanship under normal use. The Company accrues for the estimated costs associated with the one-year Wocket® warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience. Estimating warranty costs requires significant judgment. To date, warranty claims have been inconsequential and the Company estimates any such claims against sales made to date will be immaterial. Accordingly, no accrual for warranty costs has been recorded at December 31, 2018 and 2017.

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

We are not required to provide the information required by this Item 7A as we are a smaller reporting company.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2018. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2018 were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as COSO. Management has not completed an evaluation under the criteria set forth in Internal Control-Integrated Framework, and as such our management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

As of December 31, 2018, we have identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area, limited segregation of duties within our accounting and financial reporting functions, and have not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 COSO framework. Management has concluded that, during the period covered by this Report, our internal controls and procedures were not effective.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are neither an accelerated filer nor a large accelerated filer and are not required to provide the report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2018 covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions are as follows:

Name	Age	Position	Date First Elected or Appointed
Gino M. Pereira	61	Chief Executive Officer, President and Director	February 8, 2012
Vincent S. Miceli	61	Vice President and Chief Financial Officer	September 29, 2014
David Tunnell	53	Vice President and Chief Technology Officer	June 25, 2012
Michael J. Orlando	51	Chief Operating Officer and Director	May 23, 2017
Stanley E. Washington	55	Chief Revenue Officer and President Healthcare Division	January 1, 2018
Major General David R. Gust, USA, Ret	76	Director	June 25, 2012
Michael J. D’Almada-Remedios, PhD	56	Director	September 26, 2013
Daniel P. Sharkey	62	Director	June 23, 2014
John Bendheim	65	Director	April 11, 2017
Robert A. Curtis, Pharm.D.	64	Director	July 25, 2018

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

Mr. Pereira brings to our board of directors significant expertise in the biometric and software recognition industries, as well as experience in international business technology and extensive management and operating experience. Having founded and/or operated companies in similar or related industries during the past 15 years, Mr. Pereira provides our board of directors with unparalleled knowledge of the Company and its operations and an understanding of the markets in which the Company plans to operate.

Vincent S. Miceli, has served as a Vice President and Chief Financial Officer of the Company since September 29, 2014. Mr. Miceli has over 30 years of experience in executive, financial and operational management for companies based primarily in the United States. Prior to joining the Company, Mr. Miceli was Vice-President and Chief Financial Officer/Treasurer of Panolam Industries International, Inc., a privately held company which primarily designs, manufactures, and distributes decorative and industrial laminates, from May 2006 to mid-December 2013. Prior to that, Mr. Miceli was the Chief Financial Officer and Corporate Controller of Opticare Health Systems, Inc., a company that provides integrated eye care services from 2004 to 2006. Prior to 2004, Mr. Miceli held senior accounting positions at Amphenol Corporation and United Technologies, Inc. Mr. Miceli holds a BS degree in accounting from Quinnipiac College, an MBA, with a concentration in Finance, from the University of Hartford and he is an affiliate member of both the AICPA and Connecticut Society of Certified Public Accountants.

David Tunnell, one of our co-founders, has served as the Chief Technology Officer of the Company since June 25, 2012. Mr. Tunnell is an expert in biometrics and is the inventor of a variety of miniature technologies for remote distributed sensors. Mr. Tunnell has over 23 years of experience in developing high-technology solutions for the US government. He was the divisional director of 3D identification products at Technest Holdings Inc. from 2003 to 2011. Prior to that he was at the National Security Agency (NSA) serving in operations, support, and development and later at L3 Communications where he served as Director of Engineering, overseeing the development of SIGINT solutions and serving as the primary interface with customers, bridging the gap between customer requirements and system design and engineering. He also managed technical personnel, budgets, schedules, and technical direction. Mr. Tunnell earned a Masters in Technical Management (MSTM) from Johns Hopkins University and a BSEE from the University of Tennessee.

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

Stanley E. Washington, has served as our Chief Revenue Officer and President Healthcare Division since January 1, 2018. Mr. Washington is also Founder of Pantheon Business Consulting, a strategic business development firm which specializes in partnering with fast growing small & mid-sized companies in emerging growth segments with large strategic partners in order to drive accelerated revenue growth and profitability. Pantheon has worked closely with many of the marketplace’s fastest growing payment, m-commerce, security and consumer products companies and Mr. Washington has operated as a special advisor to many corporate executives and industry leaders. Prior to PBC, Mr. Washington spent 17 years as an executive at American Express and was Regional Vice President and General Manager of the Western United States operating as the region’s senior business leader where he managed American Express’ U.S. Commercial Card Division overseeing the Account Development Organization including sales and operational support across multiple industries, to more than 260 U.S. based global companies that represented over $300 billion in annual corporate revenue. As a 17 year veteran of American Express, Mr. Washington held numerous positions within the company including Regional Vice President and General Manager of the American Express Establishment Services Division where he was responsible for over $50 billion in annual charge volume and oversaw all merchant relationships and card member marketing to American Express merchant business locations throughout the Western States and Micronesia. During his tenure he was also responsible for American Express’ penetration into several key industries, including entertainment, gaming, restaurant, wine, ski and luxury hotels. Mr. Washington has also served in many business leadership positions including: Former Chairman, Los Angeles Convention & Visitors Bureau; Former Chairman, Los Angeles Sports & Entertainment Commission; Former Chairman, National Black Economic Development Coalition for MillerCoors Brewing Company; Board Member, Earvin “Magic” Johnson Foundation; and Member, Board of Trustees Morehouse College.

Mr. Washington’s extensive experience in advising companies and years of executive management give him the qualifications and skills to serve as a director of our Company.

Major General David R. Gust, USA, Ret., has served as a director of the Company since June 25, 2012. General Gust presently does consulting work for his own company, David R. Gust & Associates, LLC. Between April 2007 and May 2009, General Gust was the President of USfalcon, a privately-held company working with the U.S. Defense sector, primarily in information technology. Previously, General Gust had served as the Manager for Federal Telecommunications for Bechtel National, Inc. from November 2004 to March 2007. Prior to that, he was the President and Chief Executive Officer of Technical and Management Services Corporation from 2000 to 2004. General Gust retired from the United States Army in 2000 after completing a career of 34 years of service.

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

General Gust brings to our board of directors valuable business expertise, particularly expertise in defense and homeland security market segments due to his significant experience as a director of publicly held companies and his substantial experience gained as a member of the US Armed Services.

Michael J. D’Almada-Remedios, PhD, has served as a director of the Company since September 26, 2013. Dr. D’Almada-Remedios’ background includes a successful track record for product innovation and development, outsourcing, global platform integration, massive-scale/hyper-growth operations, and building/developing teams from 50 to over 500 people. His key accomplishments at each company consistently show impressive gains in sales, profitability and global expansion into new markets.

Dr. D’Almada-Remedios has served as the President of On Demand i Cars, Inc. and Limos.com, a leading global professional transportation network company since 2018. From 2014 to 2018 he was the Chief Executive Officer of Flye Inc., a Fin Tech and IoT subsidiary of World Ventures Holdings, LLC, where he was also the Chief Technology Officer. In 2014, Dr. D’Almada-Remedios was the Chief Technology Officer of Swarm-Mobile, a software company. Between January 2011 and September 2013, Dr. D’Almada-Remedios was the Chief Information Officer for Arbonne International, a billion-dollar global cosmetics company. From February 2009 to December 2010, he was a Vice-President at Expedia, Inc. and was responsible for all technologies, product development and technical operations for hotels.com. Prior to February 2009, Dr. D’Almada-Remedios was the Chief Technology Officer for Realtor.com and Shopping.com, a subsidiary of eBay, Inc.  At eBay he was a member of the eBay Inc. Technology Board for eBay, PayPal and Skype.

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

Robert A. Curtis, Pharm.D., has served as a director of the Company since July 25, 2018. Dr. Curtis is a 35-year veteran in the biosciences industry. Dr. Curtis currently serves as a consultant to emerging technology companies. He recently served as the Executive Chairman and Director of the Trudeau Institute in Saranac Lake, New York and prior to that position he was Chief Executive Officer (CEO) of the Regional Technology Development Corporation, a non-profit organization in Woods Hole, Massachusetts, where he was responsible for identifying and commercializing technology from the Marine Biological Laboratory and the Woods Hole Oceanographic Institute. Dr. Curtis has been a founder and CEO of several companies, including HistoRx, Inc, a tissue proteomics company, Cape Aquaculture Technologies, Inc. which developed enhanced non-genetically modified fish, Lion Pharmaceuticals/Phoenix Drug Discovery LLC, a novel business model to develop and commercialize university-based technology from some of the leading biomedical institutions in the world. He assisted in the founding of Environmental Operating Solutions, Inc, which applied denitrification technology to wastewater with the company being sold in 2017. He was a co-founder of and CEO of CombiChem, Inc., which was purchased by Dupont Pharmaceuticals, and served as founding President and CEO of MetaMorphix, Inc., a joint venture between Genetics Institute, Inc. and The Johns Hopkins School of Medicine. Prior to these entrepreneurial endeavors, Dr. Curtis held senior management positions at Pharmacopeia, Inc., Cambridge Neuroscience, Inc., and Pfizer, Inc. He also served as Assistant Professor of Pharmacy Practice at the University of Illinois Medical Center in Chicago. He currently serves on the board or as an advisor to a number of private entrepreneurial companies and has served as judge for the annual MIT $100K Business Plan Entrepreneurial Award. He is Chairman of Fundraising for the Falmouth Commodores of the Cape Cod Baseball League. Dr. Curtis holds a BS in Pharmacy from the Massachusetts College of Pharmacy, a Pharm.D. from the University of Missouri, and an MBA from Columbia University.

Dr. Curtis’ significant experience in the biosciences and technology sector gives him the qualifications and skills necessary to serve as a director of our Company.

Board Committees

Our board of directors currently has the following committees:

Audit Committee– Daniel Sharkey*(1), David R. Gust, John Bendheim

Compensation Committee– David R. Gust*, Daniel Sharkey, Robert A. Curtis

Corporate Governance and Nomination Committee – Robert A. Curtis*, David R. Gust, Daniel Sharkey

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

Corporate Governance and Nomination Committee

Our corporate governance and nomination committee is responsible for, among other objectives, making recommendations to our board of directors regarding candidates for directorships; overseeing the evaluation of our board of directors; reviewing developments in corporate governance practices; developing a set of corporate governance guidelines; and reviewing and recommending changes to the charters of our other board committees. In addition, the corporate governance and nomination committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board concerning corporate governance matters.

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

Code of Ethics

Our board of directors has adopted a Code of Business Ethics and Conduct (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules. We require all employees, directors and officers, including our principal executive officer and principal financial officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer and other finance department personnel with respect to full and accurate reporting. The Code of Conduct is available on our website at www.nxt-id.com. We will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website. The information contained on or that may be obtained from our website is not, and shall not be deemed to be a part of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2018, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of our officers, directors and greater than 10% beneficial owners listed in the table below:

Name	Form	Description
David Tunnell	4	Twenty-six (26) transactions were not reported on a timely basis (upon the sale of shares of common stock).
Michael Orlando	4	Six (6) transactions were not reported on a timely basis (upon the sale of shares of common stock); one (1) transaction was not reported on a timely basis (upon the acquisition of shares of common stock).
Robert A. Curtis	3	Form 3 was not filed on a timely basis upon Dr. Curtis’ appointment as a director of the Company.

Item 11.	Executive Compensation.

Summary Compensation Table for Fiscal Years 2018 and 2017

The following table sets forth all plan and non-plan compensation for the last two completed fiscal years paid to all individuals who served as the Company’s principal executive officer (“PEO”) or acted in a similar capacity and the Company’s two other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year, as required by Item 402(m)(2) of Regulation S-K of the Securities Act. We refer to all of these individuals collectively as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Gino M. Pereira,	2018	420,000	130,000	547,500	-	-	-	25,899	1,123,399
Chief Executive Officer	2017	381,150	-	100,000	-	-	-	25,780	506,930
Vincent S. Miceli,	2018	300,000	70,000	292,000	-	-	-	30,818	692,818
Chief Financial Officer	2017	265,650	-	70,000	-	-	-	26,724	362,374
Michael J. Orlando,	2018	350,000	50,000	109,500	-	-	-	-	509,500
Chief Operating Officer (1)	2017	130,942	-	-	-	-	-	5,381	136,323
Stanley E. Washington	2018	250,000	-	912,500	-	-	-	-	1,162,500
Chief Revenue Officer (2)	2017	-	-	-	-	-	-	-	-

(1)	The 2017 salary information presented for Mr. Orlando is for the post-acquisition period May 23, 2017 through December 31, 2017 only.
(2)	Mr. Washington became an employee of the Company effective January 1, 2018.
(3)	The 2018 stock awards for Mr. Pereira, Mr. Miceli and Mr. Orlando vest over a three (3) year period from the date of grant. For Mr. Washington, the 2018 stock award vests over a two (2) year period from the date of grant.
(4)	Other compensation includes primarily employer-paid health insurance.

Employment Agreements

Effective October 1, 2018, we extended the employment agreement with Gino M. Pereira, our Chief Executive Officer and President. The term of the employment agreement is for three (3) years and the term commenced on October 1, 2018. Effective January 1, 2018, Mr. Pereira’s base salary increased to $420,000 from $381,150. The employment agreement also provides for:

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

Effective May 23, 2017, we entered into an employment agreement with Michael J. Orlando, our Chief Operating Officer. The term of the employment agreement is for one (1) year and commenced on May 23, 2017, which term shall be automatically extended for successive one (1) year periods unless terminated by either party upon ninety (90) days’ written notice. Mr. Orlando’s base salary is $150,000, plus an initial stock grant of 250,000 shares of common stock from the Company’s 2013 Long-Term Stock Incentive Plan (the “LTIP”). Effective January 1, 2018, Mr. Orlando’s base salary increased to $350,000 from $150,000. The employment agreement also provides for:

●	Eligibility to participate in bonus or incentive compensation plans that may be established by our board of directors from time to time applicable to Mr. Orlando’s services.
●	Eligibility to receive equity awards as determined by our board of directors, or a committee of our board of directors, composed in compliance with the corporate governance standards of any applicable listing exchange.

We do not have employment agreements with Vincent S. Miceli, our Chief Financial Officer, David Tunnell, our Chief Technology Officer, or Stanley E. Washington, our Chief Revenue Officer.

A brief description of the LTIP and the Company’s 2017 Stock Incentive Plan (the “2017 SIP”) is contained in Note 10 of the Notes to the Consolidated Financial Statements.

Outstanding Equity Awards at 2018 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by our named executive officers as of December 31, 2018. Each award to each named executive officer is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Gino Pereira (1)	-	-	-	-	-	-	$	100,000	$365,000
Vincent S. Miceli (1)	-	-	-	-	-	-	$	53,333	$194,665
Michael J. Orlando (1)	-	-	-	-	-	-	$	20,000	$73,000
Stanley E. Washington (2)	-	-	-	-	-	-	$	125,000	$456,250

(1)	The unvested stock awards will vest ratably in 2019 and 2020.
(2)	The unvested stock awards will vest in 2019.

A brief description of the LTIP and the 2017 SIP is contained in Note 10 of the Notes to the Consolidated Financial Statements.

Director Compensation for Fiscal Year 2018

Our non-employee directors receive $80,000 annually for serving on our board of directors, which is paid quarterly in common stock. The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(7)	Total ($)
Major General David R. Gust, USA, Ret. (1)	-	80,000	-	-	-	1,757	81,757
Michael J. D’Almada-Remedios, PhD (2)	-	80,000	-	-	-	-	80,000
Daniel P. Sharkey (3)	-	80,000	-	-	-	2,851	82,851
John Bendheim (4)	-	80,000	-	-	-	1,543	81,543
Robin A. Richards (5)		15,111	-	-	-	-	15,111
Robert A. Curtis, Pharm.D. (6)	-	40,000	-	-	-	1,700	41,700

(1)	Mr. Gust received 66,357 shares of common stock at an average price of approximately $1.21 per share.
(2)	Dr. D’Almada-Remedios received 66,357 shares of common stock at an average price of approximately $1.21 per share.
(3)	Mr. Sharkey received 66,357 shares of common stock at an average price of approximately $1.21 per share.
(4)	Mr. Bendheim received 66,357 shares of common stock at an average price of approximately $1.21 per share.
(5)	Mr. Richards received 7,593 shares of common stock at an average price of approximately $1.99 per share. Effective March 9, 2018, Mr. Richards resigned from our board of directors. Such resignation was not due to any disagreement with our board of directors or the Company’s operations, policies or practices.
(6)	Dr. Curtis received 45,679 shares of common stock at an average price of approximately $0.88 per share.
(7)	The Company reimbursed Mr. Gust, Mr. Sharkey, Mr. Bendheim and Dr. Curtis for travel-related expenses.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2019 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding common stock; (b) all directors; (c) our executive officers; and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within sixty (60) days of March 29, 2019. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 29, 2019 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and executive officers is c/o Nxt-ID, Inc. 1627 U.S. 1, Unit 206, Sebastian, FL 32958.

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percent of Class of Common Stock (1)

Directors and Executive Officers:

Gino M. Pereira Chief Executive Officer and Director	904,015	3.42%

David Tunnell Chief Technology Officer	695,933	2.63%

Vincent S. Miceli Vice-President and Chief Financial Officer	85,191	*

Michael J. Orlando Chief Operating Officer and Director	1,199,605	4.54%

Stanley E. Washington Chief Revenue Officer and President Healthcare Division	125,000	*

Major General David R. Gust, USA, Ret. Director	134,782	*

Michael J. D’Almada-Remedios, PhD Director	140,150	*

Daniel P. Sharkey Director	129,770	*

John Bendheim Director	91,857	*

Robert A. Curtis, Pharm.D. Director	44,679	*

Directors and Executive Officers as a Group (10 persons)	3,550,982	13.43%

*	Less than 1%

(1)	Based on 26,441,188 shares of common stock issued and outstanding as of March 29, 2019. Shares of common stock subject to options or warrants currently exercisable or exercisable within sixty (60) days are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2018

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	$-	975,886
Equity compensation plans approved by security holders (2)	-	-	2,522,807
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	3,498,693

(1)	Represents the shares of common stock authorized for issuance under the LTIP, which was approved by the Company’s stockholders on January 4, 2013. The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock options, stock awards, such as stock issued to our board of directors for serving on our board of directors, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first trading day of any fiscal year, or 2,522,807 shares of common stock for the fiscal year ending December 31, 2019.
(2)	Represents the shares of common stock authorized for issuance under the 2017 SIP, which was approved by the Company’s stockholders on August 24, 2017. The maximum aggregate number of shares of common stock that may be issued under the 2017 SIP (including shares underlying options) is limited to 10% of the shares of common stock outstanding on the first trading day of any fiscal year, or 2,522,807 shares of common stock for the fiscal year ending December 31, 2019.
(3)	As of January 1, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Except as described below, other than compensation arrangements, during the past two fiscal years, there have been no transactions, whether directly or indirectly, between us and any of our officers, directors, beneficial owners of more than 5% of our outstanding Common Stock or their family members that exceeded the lesser of (i) $120,000 or (ii) one percent (1%) of the average of our total assets at year end.

During the years ended December 31, 2018 and December 31, 2017, we recognized revenue of $737,993 and $7,065,755, respectively from WorldVentures Holdings, LLC (“WVH”), a related party. Dr. D’Almada-Remedios, a director of the Company, was the former Chief Executive Officer of Flye Inc., a payment technology company owned by WVH. In addition, our accounts receivable, net balance at December 31, 2018 and December 31, 2017 included $0 and $1,364,405, respectively, due from WVH. The business with WVH is included as part of our discontinued operations for the years ended December 31, 2018 and 2017.

Our Audit Committee considers and approves or disapproves any related person transaction as required by NASDAQ Stock Market regulations. Our Audit Committee only approves those related party transactions that are on terms comparable to, or more beneficial to us than, those that could be obtained in arm’s length dealings with an unrelated third party.

Director Independence

As we are listed on NASDAQ, our determination of independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market (the “NASDAQ Rules”). Our board of directors affirmatively determined that Major General David R. Gust, Daniel P. Sharkey, John Bendheim and Dr. Robert A. Curtis are “independent” directors, as that term is defined in the NASDAQ Rules.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The Company engaged Marcum LLP effective April 2016 as the Company’s independent registered public accounting firm. The aggregate fees billed for professional services rendered for the review of our condensed consolidated financial statements for the first, second and third quarters ended March 31, 2018, June 30, 2018 and September 30, 2018, respectively, as well as the fees to be billed for the audit of our annual consolidated financial statements for the year ended December 31, 2018 are expected to be approximately $170,000. In addition, Marcum LLP billed the Company $38,724 during 2018 for professional services related to registration statements and proposed financing arrangements. The aggregate fees billed by Marcum LLP for 2017 audit services rendered, including the audit of our annual consolidated financial statements for the year ended December 31, 2017, the review of our 2017 interim condensed consolidated financial statements and professional services related to registration statements and proposed financing arrangements were $286,192.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2018 and December 31, 2017.

Tax Fees

For the Company’s fiscal years ended December 31, 2018 and December 31, 2017, Marcum LLP did not provide any professional services for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2018 and December 31, 2017.

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

The audited consolidated balance sheets of the Company as of December 31, 2018 and December 31, 2017, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the respective report of Marcum LLP, an independent registered public accounting firm, are filed herewith.

(2)	Financial Schedules:

None.

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

Item 16.	Form 10-K Summary

Not applicable.

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger by and among Nxt-ID, Inc., Fit Merger Sub, Inc., Fit Pay, Inc. and Michael Orlando (18)
3.1(i)	Certificate of Incorporation (1)
3.1(i)(a)	Certificate of Amendment to Certificate of Incorporation (14)
3.1(i)(b)	Certificate of Designations of Series A Convertible Preferred Stock (10)
3.1 (i)(c)	Amendment of Certificate of Designations of Series A Convertible Preferred Stock (12)
3.1(i)(d)	Second Certificate of Amendment of Designations of Series A Convertible Preferred Stock (13)
3.1(i)(e)	Certificate of Designations for Series B Convertible Preferred Stock (13)
3.1(i)(f)	Certificate of Designations for Series C Non-Convertible Preferred Stock (18)
3.1(ii)	Bylaws (1)
4.1	Form of Warrant for January 2014 Offering (2)
4.2	Form of Agent Warrant for January 2014 Offering (2)
4.3	Form of Warrant for June 2014 and August 2014 Offerings (5)
4.4	Form of Warrant for September 2014 Offering (6)
4.5	Form of Underwriter Warrant for September 2014 Offering (6)
4.6	Form of Class A Warrant (7)
4.7	Form of Class B Warrant (7)
4.8	Form of Warrant for July 2015 Private Placement (8)
4.9	Form of Warrant for December 2015 Agreement with WorldVentures Holdings, LLC (9)
4.10	Form of Warrant for May 2016 Interest Purchase Agreement with LogicMark, LLC (11)
4.11	Form of Warrant for July 2016 Private Placement (13)
4.12	Form of Seller’s Note for July 2016 LogicMark, LLC Acquisition (13)
4.13	Form of Warrant for November 2016 Agreement with LogicMark, LLC (16)
4.14	Form of November 2016 Exchange Note (16)
4.15	Form of Pre-Funded Warrant for July 2017 Public Offering (19)
4.16	Form of Purchase Warrant for July 2017 Private Placement (19)
4.17	Form of July 2017 Exchange Note (20)
4.18	Form of Warrant for July 2017 Exchange (20)
4.19	Form of Warrant for November 2017 Private Placement (21)
4.20	Form of Warrant to Sagard Credit Partners, LP (24)
4.21	Form of September 2018 New Warrant (26)
4.22	Form of Warrant Amendment and Exercise Agreement (26)
10.1†	2013 Long Term Incentive Plan (1)
10.2†	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.3†	2017 Stock Incentive Plan (25)
10.4†	Employment Agreement Between Nxt-ID and Gino Pereira (3)
10.5†	Employment Agreement Between Nxt-ID and Michael J. Orlando (23)
10.6	License Agreement between 3D-ID, LLC and Genex Technologies (1)
10.7	Purchase Agreement between 3D-ID, LLC and Nxt-ID, Inc. (1)
10.8††	Manufacturing agreement with Identita Technologies, Inc., dated January 18, 2013 (4)
10.9	Form of Warrant Purchase Agreement for July 2015 Private Placement (8)
10.10	Form of Securities Purchase Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (9)
10.11	Form of Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (11)
10.12	Form of First Amendment to Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (12)
10.13	Form of Security Agreement for July 2016 Agreement with LogicMark, LLC (13)
10.14	Form of Loan and Security Agreement for July 2016 Agreement with ExWorks Capital Fund I, L.P. (13)
10.15	Form of Subordination Agreement for July 2016 Agreement with LogicMark, LLC (13)
10.16	Form of Securities Purchase Agreement for July 2016 Agreement with LogicMark, LLC (13)
10.17	Form of Registration Rights Agreement for July 2016 Agreement with LogicMark, LLC (13)
10.18	Form of Forbearance Agreement between Nxt-ID and LogicMark Investment Partners, LLC (15)
10.19	Form of Exchange Agreement for November 2016 Agreement with LogicMark, LLC (16)
10.20	Form of Intercreditor Agreement for November 2016 Agreement with LogicMark, LLC (16)
10.21	First Amendment to Forbearance Agreement for November 2016 Agreement with LogicMark, LLC (16)
10.22	Form of Letter Agreement with July 2016 Investors (17)
10.23	Form of Placement Agency Agreement for July 2017 Offering (19)
10.24	Form of Securities Purchase Agreement for July 2017 Offering (19)
10.25	Form of July 2017 Exchange Agreement (20)
10.26	Form of July 2017 Assignment and Assumption Agreement (20)
10.27	Form of Placement Agency Agreement for November 2017 Offering (21)
10.28	Form of Securities Purchase Agreement for November 2017 Offering (21)
10.29	Form of Placement Agency Agreement for December 2017 Offering (22)
10.30	Form of Securities Purchase Agreement for December 2017 Offering (22)

Exhibit No.	Description of Exhibit
10.31	Senior Secured Credit Agreement, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.32	Security Agreement, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.33	Intellectual Property Security Agreement, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.34	Pledge Agreement, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.35	Guaranty, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
14.1	Code of Ethics (3)
21.1	List of Subsidiaries (23)
23.1*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Filed herewith.

† Management contract or compensatory plan or arrangement.

†† Confidential treatment has been received for schedules A, C, and D to the agreement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-184673) with the SEC on January 31, 2013.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 17, 2014.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on February 25, 2014.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-184673) with the SEC on March 25, 2013.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 5, 2014.
(6)	Filed as Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 14, 2014.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 24, 2015.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 30, 2015.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 4, 2016.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 12, 2016.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 20, 2016.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 7, 2016.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 27, 2016.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 12, 2016.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 26, 2016.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 30, 2016.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on February 10, 2017.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 30, 2017.
(19)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 10, 2017.
(20)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 20, 2017.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 9, 2017.
(22)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on December 21, 2017.
(23)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 2, 2018.
(24)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 30, 2018.
(25)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-226116) with the SEC on July 10, 2018.
(26)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 20, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxt-ID, Inc.

Date: April 1, 2019	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2019	By:	/s/ Vincent S. Miceli
Vincent S. Miceli Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 1, 2019	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 1, 2019	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: April 1, 2019	By:	/s/ Michael J. Orlando
Michael J. Orlando
Chief Operating Officer and Director

Date: April 1, 2019	By:	/s/ Major General David R. Gust, USA, Ret.
Major General David R. Gust, USA, Ret. Director

Date: April 1, 2019	By:	/s/ Michael J. D’Almada-Remedios, PhD
Michael J. D’Almada-Remedios, PhD
Director

Date: April 1, 2019	By:	/s/ Daniel P. Sharkey
Daniel P. Sharkey
Director

Date: April 1, 2019	By:	/s/ John Bendheim
John Bendheim
Director

Date: April 1, 2019	By:	/s/ Robert A. Curtis, Pharm.D.
Robert A. Curtis, Pharm.D.
Director

Nxt-ID, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Nxt-ID, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nxt-ID, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

April 1, 2019

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
Assets
Current Assets
Cash	$425,189	$5,636,415
Restricted cash	1,189,452	40,371
Accounts receivable, net	247,023	382,282
Inventory, net	870,513	706,322
Prepaid expenses and other current assets	443,324	805,844
Assets associated with discontinued operations	222,227	4,428,944
Total Current Assets	3,397,728	12,000,178

Property and equipment:
Equipment	183,044	193,119
Furniture and fixtures	89,029	79,063
Tooling and molds	630,481	630,481
	902,554	902,663
Accumulated depreciation	(757,198)	(616,409)
Property and equipment, net	145,356	286,254
Assets associated with discontinued operations	12,270,726	12,952,744
Goodwill	15,479,662	15,479,662
Other intangible assets, net of amortization of $1,842,475 and $1,080,660, respectively	6,762,092	7,523,907

Total Assets	$38,055,564	$48,242,745
Liabilities, Series C Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,259,129	$903,051
Accrued expenses	1,701,561	2,448,157
Short-term debt	1,265,151	266,201
Other current liabilities – contingent consideration	553,126	3,656,660
Liabilities associated with discontinued operations	365,293	3,408,843
Total Current Liabilities	5,144,260	10,682,912

Other long-term liabilities – contingent consideration	2,350,592	3,902,068
Long-term debt	372,680	585,641
Revolving loan facility, net of deferred debt issuance costs of $0 and $200,744, respectively	-	11,799,256
Term loan facility, net of debt discount of $620,193 and deferred debt issuance costs of $1,102,280, respectively	13,278,577	-
Deferred tax liability	365,397	335,401
Total Liabilities	21,511,506	27,305,278

Commitments and Contingencies

Series C Preferred Stock
Series C Preferred Stock, par value $0.0001 per share: 2,000 shares designated; 2,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	1,807,300	1,807,300

Stockholders’ Equity
Preferred Stock, par value $0.0001 per share: 10,000,000 shares authorized
Series A Preferred Stock, par value $0.0001 per share: 3,125,000 shares designated; 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	-	-
Series B Preferred Stock, par value $0.0001 per share: 4,500,000 shares designated; 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	-	-
Common Stock, par value $0.0001 per share: 100,000,000 shares authorized; 25,228,072 and 23,583,593 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	2,523	2,358
Additional paid-in capital	64,748,871	62,052,483
Accumulated deficit	(50,014,636)	(42,924,674)

Total Stockholders’ Equity	14,736,758	19,130,167

Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$38,055,564	$48,242,745

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017
Revenues	$17,116,511	$16,043,060
Costs of goods sold	4,803,791	5,064,192

Gross Profit	12,312,720	10,978,868

Operating Expenses
General and administrative	6,852,893	8,128,193
Selling and marketing	4,110,616	4,241,379
Research and development	761,722	761,009

Total Operating Expenses	11,725,231	13,130,581

Operating Income (Loss)	587,489	(2,151,713)

Other Income and (Expense)
Interest expense	(2,967,211)	(7,697,165)
Change in fair value of contingent consideration	1,498,922	1,497,153
Loss on extinguishment of debt	(68,213)	-
Warrant modification expense	(345,280)	(37,000)
Total Other Expense, Net	(1,881,782)	(6,237,012)

Loss before Income Taxes	(1,294,293)	(8,388,725)
Income Tax Provision	(34,323)	(160,404)

Loss from Continuing Operations	(1,328,616)	(8,549,129)
(Loss) Income from Discontinued Operations, net of tax	(5,761,346)	284,256
Net Loss	(7,089,962)	(8,264,873)
Preferred stock dividends	(100,000)	(729,814)

Net Loss applicable to Common Stockholders	$(7,189,962)	$(8,994,687)

Loss Per Share from Continuing Operations – Basic and Diluted	$(0.06)	$(0.72)
(Loss) Income Per Share from Discontinued Operations – Basic and Diluted	$(0.23)	$0.02
Net Loss Per Share - Basic and Diluted	$(0.29)	$(0.70)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	24,561,791	12,812,376

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2017	4,810,268	$4,272,851	7,379,924	$738	$33,204,943	$(34,659,801)	$2,818,731

Issuance of common stock for services			1,704,086	170	3,153,399	-	3,153,569

Reclassification of remaining conversion feature liability			-	-	-	-	-

Issuance of common stock and warrants for cash, net of fees			7,091,177	709	13,029,679	-	13,030,388

Issuance of common stock in connection with the acquisition of Fit Pay			1,912,303	191	3,288,970	-	3,289,161

Exercise of common stock purchase warrants on a cashless basis			429,656	43	(43)	-	-

Conversion of convertible exchange notes and interest to common stock			1,197,867	120	2,395,613	-	2,395,733

Shares issued in connection with the convertible exchange note maturity date extension			370,000	37	673,363	-	673,400

Conversion of Series A preferred stock and dividends to common stock	(310,268)	(182,851)	159,219	16	310,160	-	127,325

Shares issued in connection with the management incentive plan for 2016			232,559	23	399,977	-	400,000

Conversion of Series B preferred stock, dividends and liquidated damages, net	(4,500,000)	(4,090,000)	3,106,802	311	5,664,689	-	1,575,000

Note discount recorded in connection with the issuance of convertible exchange notes on July 19, 2017			-	-	432,917	-	432,917

Non-cash charge for modification of convertible exchange notes and warrants			-	-	228,630	-	228,630

Net loss			-	-	-	(8,264,873)	(8,264,873)

Preferred stock dividend					(729,814)		(729,814)
Balance - December 31, 2017	-	-	23,583,593	2,358	62,052,483	(42,924,674)	19,130,167

Issuance of common stock for services			608,767	61	846,922	-	846,983

Fees incurred in connection with equity offerings			-	-	(132,325)	-	(132,325)

Exercise of common stock purchase warrants for cash			250,000	25	424,975	-	425,000

Exercise of common stock purchase warrants on a cashless basis			437,018	44	(44)	-	-

Warrants issued in connection with debt refinancing			-	-	705,541	-	705,541

Shares issued in connection with the payment of interest expense			26,509	3	59,377	-	59,380

Shares issued in connection with the management incentive plan for 2017			322,185	32	546,662	-	546,694

Warrant modification expense recorded in connection with the issuance of replacement warrants			-	-	179,640	-	179,640

Warrant modification expense recorded in connection with the reduction in the exercise price of certain warrants			-	-	165,640	-	165,640

Net loss			-	-	-	(7,089,962)	(7,089,962)

Preferred stock dividends					(100,000)		(100,000)
Balance - December 31, 2018	-	$-	25,228,072	$2,523	$64,748,871	$(50,014,636)	$14,736,758

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(7,089,962)	$(8,264,873)
(Loss) Income from discontinued operations	(5,761,346)	284,256
Loss from continuing operations	(1,328,616)	(8,549,129)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation	143,939	159,657
Stock based compensation	989,679	2,489,596
Stock issued in connection with exchange note maturity date extension	-	673,400
Amortization of debt discount	85,348	1,799,584
Amortization of intangible assets	761,815	761,818
Amortization of discount on contingent consideration	-	171,530
Change in fair value of contingent consideration	(1,498,922)	(1,497,153)
Non-cash charge for modification of convertible exchange notes	-	191,630
Non-cash charge for modification of warrant terms	345,280	37,000
Loss on extinguishment of debt	68,213	-
Non - cash charge for bad debt allowance	-	132,383
Non - cash inventory charges	-	285,000
Amortization of deferred debt issuance costs	291,721	1,149,772
Deferred taxes	29,996	145,115
Changes in operating assets and liabilities:
Accounts receivable	135,259	81,871
Inventory	(164,191)	404,167
Prepaid expenses and other current assets	216,692	(212,514)
Accounts payable	362,464	(566,030)
Accrued expenses	(488,866)	970,572
Total Adjustments	1,278,427	7,177,398
Net Cash Used in Operating Activities of Continuing Operations	(50,189)	(1,371,731)

Cash flows from Investing Activities
Pay down of contingent consideration	(3,156,088)	(1,500,000)
Acquisition, net of cash acquired	-	(89,111)
Purchase of equipment	(10,766)	(46,533)
Net Cash Used in Investing Activities of Continuing Operations	(3,166,854)	(1,635,644)

Cash flows from Financing Activities
Proceeds from exercise of common stock warrants	425,000	-
Pay down of short-term debt	(212,961)	(773,969)
Proceeds received in connection with issuance of common stock and warrants, net	-	13,291,390
Proceeds received from issuance of convertible exchange notes, net	-	594,408
Revolver borrowings, net	(12,000,000)	(3,000,000)
Term loan borrowings, net of deferred debt issue costs	14,906,030	-
Fees paid in connection with Revolver facility maturity date extension	-	(450,000)
Fees paid in connection with equity offerings	(54,735)	(74,369)
Net Cash Provided by Financing Activities of Continuing Operations	3,063,334	9,587,460
Net (Decrease) Increase in Cash and Restricted Cash from Continuing Operations	(153,709)	6,580,085
Cash Flows from Discontinued Operations:
Cash used by operating activities of discontinued operations	(3,894,987)	(4,236,920)
Cash used in investing activities of discontinued operations	(13,449)	(6,429)
Net Cash Used by Discontinued Operations	(3,908,436)	(4,243,349)
Net (Decrease) Increase in Cash and Restricted Cash	(4,062,145)	2,336,736
Cash and Restricted Cash - Beginning of Year	5,676,786	3,340,050
Cash and Restricted Cash - End of Year	$1,614,641	$5,676,786

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$3,153,450	$3,396,040
Taxes	$13,843	$4,500
Non-cash investing and financing activities:
Equipment purchases on payment terms	$-	$19,650
Accrued fees incurred in connection with equity offerings	$77,590	$157,685
Issuance of common stock in connection with convertible exchange notes maturity date extension	$-	$673,400
Issuance of warrants issued in connection with debt refinancing	$706,541	$-
Issuance of common stock in connection with conversion of Series A preferred stock and related dividends	$-	$338,749
Issuance of common stock in connection with conversion of Series B preferred stock and related dividends and liquidated damages	$-	$6,075,000
Accrued Series C preferred stock dividends	$25,000	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

Nxt-ID, Inc. (“Nxt-ID” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. As of December 31, 2018, the Company is no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company is a security technology company and operates its business in one segment – hardware and software security systems and applications. The Company is engaged in the development of proprietary products and solutions that serve multiple end markets, including the security, healthcare, financial technology and the Internet of Things (“IoT”) markets. The Company evaluates the performance of its business on, among other things, profit and loss from operations. With extensive experience in access control, biometric and behavior-metric identity verification, security and privacy, encryption and data protection, payments, miniaturization, and sensor technologies, the Company develops and markets solutions for payment, IoT and healthcare applications.

On July 25, 2016, the Company completed the acquisition of LogicMark, LLC (“LogicMark”) pursuant to an Interest Purchase Agreement by and among the Company, LogicMark and the holders of all of the membership interests of LogicMark (the “LogicMark Sellers”), dated May 17, 2016 (the “Interest Purchase Agreement”). Pursuant to the Interest Purchase Agreement, we acquired all of the membership interests of LogicMark from the LogicMark Sellers for (i) $17.5 million in cash consideration, (ii) $2.5 million in a secured promissory note (the “LogicMark Note”) issued to LogicMark Investment Partners, LLC, as representative of the LogicMark Sellers (the “LogicMark Representative”), (iii) 78,740 shares of our common stock, which were issued upon signing of the Interest Purchase Agreement (the “LogicMark Shares”), and (iv) warrants (the “LogicMark Warrants”) to purchase an aggregate of 157,480 shares of common stock (the “LogicMark Warrant Shares”) for no additional consideration. Such warrants were exercised on July 27, 2016. In addition, the Company was required to pay the LogicMark Sellers earn-out payments of (i) up to $1,500,000 for calendar year 2016 and (ii) up to $5,000,000 for calendar year 2017 if LogicMark met certain gross profit targets set forth in the Interest Purchase Agreement. The earn-out payment related to 2016 and the remaining balance owed on the LogicMark Note including accrued interest were both paid in July 2017. See Note 5. Based on LogicMark’s operating results for the year ended December 31, 2017, the 2017 earnout amount owed by the Company was $3,156,088. As a result, the Company reduced the amount of contingent consideration due to the LogicMark Sellers by $1,843,912 in 2017. The Company paid the 2017 earnout amount of $3,156,088 to the LogicMark Sellers in the second quarter of 2018.

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

On September 21, 2018, the Company announced that its board of directors approved a plan to separate the Company’s financial technology business from its healthcare business into a new independent publicly traded company. The Company will distribute shares of common stock of the newly created company to the Company’s stockholders through the execution of a spin-off. As a result, the Company reclassified its financial technology business to discontinued operations for all periods reported. The Company’s financial technology business is comprised of its Fit Pay subsidiary and the intellectual property developed by the Company, including the Flye Smartcard and the Wocket. See Note 4.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company recorded operating income from continuing operations of $587,489 and a net loss from continuing operations of $1,328,616 during the year ended December 31, 2018. Certain of these factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these financial statements. However, given the Company’s cash position at December 31, 2018, proceeds from equity offerings subsequent to year-end and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations over the next twelve months following the date of this filing to alleviate such substantial doubt. As of December 31, 2018, the Company (excluding discontinued operations) had a working capital deficiency of $1,603,466 and stockholders’ equity of $14,736,758. In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, fulfill its product development commitments and fund its obligations as they come due, the Company may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should the Company not be successful in obtaining the necessary financing, or generate sufficient revenue to fund its operations, the Company would need to engage in certain cost containment efforts, and/or curtail certain of its operational activities.

During the year ended December 31, 2018, the Company received net proceeds of $425,000 from the exercise of common stock warrants. However, the Company can give no assurance that any cash raised subsequent to December 31, 2018 will be sufficient to execute its business plan or meet its obligations. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions, including those related to the fair value of acquired assets and liabilities, stock based compensation, derivative instruments, income taxes, allowance for doubtful accounts, long-lived assets, and inventories, and other matters that affect the consolidated financial statements and disclosures. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

CASH

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. At December 31, 2018 and 2017, the Company had no cash equivalents.

RESTRICTED CASH

At December 31, 2018 and 2017, the Company had restricted cash of $1,189,452 and $40,371, respectively. Restricted cash includes amounts held back by the Company’s third party credit card processor for potential customer refunds, claims and disputes. Pursuant to the terms and conditions of the Credit Agreement with Sagard Holdings Manager LP, the Company is required to transfer 50% of the excess Cash Flow generated by LogicMark into a restricted bank account controlled by Sagard Holdings Manager LP (See Note 9). At December 31, 2018, the Company’s restricted cash balance included $998,950 related to LogicMark’s excess cash flow generated. Cash and restricted cash, as presented on the consolidated statements of cash flows, consists of $425,189 and $1,189,452 as of December 31, 2018, respectively, and $5,636,415 and $40,371 as of December 31, 2017.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Adoption of Topic 606

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”, and collectively with its related subsequent amendments, “Topic 606”). Topic 606 supersedes previous revenue recognition guidance and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Under this transition method, the Company’s results in the consolidated statements of operations for the year ended December 31, 2018 are presented under Topic 606, while the comparative results for the year ended December 31, 2017 were not retrospectively adjusted. Results for the year ended December 31, 2017 were recognized in accordance with the Company’s revenue recognition policy then in effect under ASC Topic 605, Revenue Recognition (“Topic 605”) discussed below. The adoption of Topic 606 resulted in accounting policy changes surrounding revenue recognition which replaced the related previous policies under Topic 605. The following is a summary of the Company’s revenue recognition and related accounting policies and disclosures resulting from the adoption of Topic 606.

The Company’s revenues consist of product sales to either end customers or to distributors. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payment terms are generally due net 30 days after delivery. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination. For the year ended December 31, 2018, none of our sales were recognized over time.

Sales to Distributors and Resellers

Sales to certain distributors and resellers are made under terms allowing limited rights of return of the Company’s products held in their inventory or upon sale to their end customers. The Company maintains a reserve for unprocessed and estimated future price adjustments claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of sales for the estimated cost of inventory that is expected to be returned. These reserves were not material upon the adoption of Topic 606 on January 1, 2018, nor were they material in the consolidated balance sheet at December 31, 2018.

For the year ended December 31, 2017, revenue from sales of the Company’s products was recognized at the time the goods were delivered, title passed and the risks and rewards of ownership passed to the end customer, provided the earnings process was complete and revenue was measurable. Such recognition generally occurred when the products reached the destination point, the sales price was fixed and determinable, and collection was reasonably assured. Delivery was determined by the Company’s shipping terms, which was primarily freight on board shipping point. Revenue was recorded at the net amount to be received after deductions for estimated discounts, allowances and returns. These estimates and reserves were determined and adjusted as needed based upon historical experience, contract terms and other related factors.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in selling and marketing expenses and were $605,067 and $541,371, respectively, for the years ended December 31, 2018 and 2017.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

For the years ended December 31, 2018 and 2017, the Company’s revenues primarily included shipments of the LogicMark products. The terms and conditions of these sales provide certain customers with trade credit terms. In addition, these sales were made to the retailers with no rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At December 31, 2018 and 2017, the Company had an allowance for doubtful accounts of $132,383 and $126,733, respectively.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. The inventory is valued at the lower of cost or net realizable value with cost determined using the first-in, first-out method. As of December 31, 2018, inventory was comprised of $870,513 in finished goods on hand. As of December 31, 2017 inventory was comprised of $706,322 in finished goods on hand. The Company is required to prepay for certain inventory with certain vendors until credit terms can be established. As of December 31, 2018 and 2017, $317,488 and $326,651, respectively, of prepayments made for inventory is included in prepaid expenses and other current assets on the consolidated balance sheet.

LONG-LIVED ASSETS

Long-lived assets, such as property and equipment, and other intangibles are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When indicators exist, the Company tests for the impairment of the definite-lived assets based on the undiscounted future cash flow the assets are expected to generate over their remaining useful lives, compared to the carrying value of the assets. If the carrying amount of the assets is determined not to be recoverable, a write-down to fair value is recorded. Management estimates future cash flows using assumptions about expected future operating performance. Management’s estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to the Company’s business operations.

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

As part of the annual evaluation of the LogicMark related goodwill, the Company utilized the option to first assess qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of LogicMark. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that its reporting unit’s fair value is greater than its carrying amount. During the year ended December 31, 2018, the Company determined that it was more likely than not that the fair value of LogicMark exceeded its respective carrying amount and therefore, a quantitative assessment was not required.

As part of the evaluation of Fit Pay, the Company utilized the option to first assess qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of Fit Pay. In accordance with the applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, it is determined that it is more likely than not that the reporting unit’s fair value is greater than its carrying amount. Based on its assessment of the qualitative factors which included Fit Pay’s financial performance thus far, a quantitative analysis was performed, and as of September 30, 2018, the Company determined that based in part on a goodwill impairment analysis prepared with the assistance of a third party valuation firm, the fair value of Fit Pay exceeded its respective carrying amount. Therefore, the Company has not recognized any goodwill impairment in 2018 as it relates to Fit Pay.

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark and are included in other intangible assets in the Company’s consolidated balance sheet at December 31, 2018 and 2017.

At December 31, 2018, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $3,191,159; trademarks of $1,104,246; and customer relationships of $2,466,687. At December 31, 2017, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $3,563,885; trademarks of $1,167,122; and customer relationships of $2,792,900. The Company will continue amortizing these intangible assets using the straight line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the years ended December 31, 2018 and 2017, the Company had amortization expense of $761,815 and $761,818, respectively, related to the LogicMark intangible assets.

Amortization expense estimated for each of the next five fiscal years, 2019 through 2023, will be approximately $762,000 per year.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONVERTIBLE INSTRUMENTS  (CONTINUED)

The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The debt discounts under these arrangements are amortized over the earlier of (i) the term of the related debt using the straight line method which approximates the interest rate method or (ii) conversion of the debt. The amortization of debt discount is included as a component of interest expense included in other income and expenses in the accompanying statements of operations. See Note 7.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine tax returns for three years from the date of filing. The Company has filed all of its tax returns for all prior periods through December 31, 2017.

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

NET LOSS PER SHARE

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of 5,090,352 and 5,777,650 warrants as of December 31, 2018 and 2017, respectively, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

RESEARCH AND DEVELOPMENT

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

RECLASSIFICATIONS

Certain accounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period consolidated financial statements.  These reclassifications had no effect on the previously reported net loss.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU 2018-13, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Adoption of this guidance is required for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating this guidance and the impact of this update on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception". Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is in the process of evaluating the impact of adoption of this update on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU was adopted and did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. This ASU was adopted and did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (“ASU No. 2016-18”). This ASU addresses the diversity in practice that exists in the classification and presentation of changes in restricted cash and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. This ASU was adopted and did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2019. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is in the process of evaluating the impact of adoption of this update on its consolidated financial statements.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - DISCONTINUED OPERATIONS

The following table presents the assets and liabilities related to the financial technology product line classified as assets and liabilities associated with discontinued operations (See Note 1) in the consolidated balance sheets as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017

Accounts receivable, net	$125,318	$1,424,503
Inventory, net	-	2,353,195
Prepaid expenses and other assets	96,909	651,246
Total current assets associated with discontinued operations	$222,227	$4,428,944
Property and equipment, net	38,793	30,386
Goodwill	9,119,709	9,119,709
Other intangible assets	3,112,224	3,802,649
Total non-current assets associated with discontinued operations	$12,270,726	$12,952,744

Accounts payable	$175,982	$563,328
Accrued expenses	185,978	16,910
Customer deposits	3,333	2,828,605
Total liabilities associated with discontinued operations	$365,293	$3,408,843

The following table represents the financial results of the discontinued operations for the years ended December 31, 2018 and 2017:

	For the Years Ended
	December 31,
	2018	2017

Net sales	$1,696,414	$7,273,909
Cost of sales	2,484,157	6,621,255
Gross profit (loss)	(787,743)	652,654
Operating expenses	4,969,140	2,139,888
Interest expense	3,663	2,249
Income tax expense (benefit)	800	(1,773,739)
(Loss) income from discontinued operations	$(5,761,346)	$284,256

(1)	The contingent liability associated with the earn-out payment due to the Fit Pay Sellers is not included in discontinued operations.

(2)	During the years ended December 31, 2018 and December 31, 2017, we recognized revenue of $737,993 and $7,065,755, respectively from WorldVentures Holdings, LLC (“WVH”), a related party. Dr. D’Almada-Remedios, a director of the Company, was the former Chief Executive Officer of Flye Inc., a payment technology company owned by WVH. In addition, our accounts receivable, net balance at December 31, 2018 and December 31, 2017 included $0 and $1,364,405, respectively, due from WVH. The business with WVH is included as part of our discontinued operations for the years ended December 31, 2018 and 2017.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - acquisitions

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

On July 25, 2016, in order to fund part of the LogicMark acquisition, the Company and a group of lenders, including ExWorks Capital Fund I, L.P. as agent for the lenders (collectively, the “Lenders”), entered into a Loan and Security Agreement (the “Loan Agreement”), whereby the Lenders extended a revolving loan (the “Revolving Loan”) to the Company in the principal amount of $15,000,000 (the “Debt Financing”). The Loan Agreement contained customary covenants, including an EBITDA requirement and a fixed charge ratio, as defined in the agreement. As of December 31, 2017, the Company was in compliance with such covenants. The interest rate on the Revolving Loan is 15% per annum and the Revolving Loan was scheduled to mature in July 2018. During the year ended December 31, 2017, the Company paid down $3,000,000 of the Revolving Loan. The Company originally incurred $1,357,356 in deferred debt issue costs related to the Revolving Loan. In addition, the Company incurred an additional $450,000 in deferred debt issue costs as a result of extending the revolving loan facility for one additional year. At December 31, 2018 and 2017, the unamortized balance of deferred debt issue costs was $0 and $200,744, respectively.

In April 2018, the Company borrowed $1,500,000 against the Revolving Loan and on May 24, 2018, the Company repaid the entire outstanding revolver balance of $13,500,000 due to the Lenders with funds received as a result of the refinancing with Sagard Holdings Manager LP. See Note 9. In addition, the Company also paid $1,179,375 in accrued interest due to the Lenders. In connection with the pay down and termination of the revolving loan facility, the Company recorded a loss from the extinguishment of debt totaling $68,213 which was comprised of $60,713 of unamortized deferred debt issue costs related to the extension of the revolving loan facility for one additional year and the Company also paid $7,500 in legal fees incurred by the Lenders of the Revolving Loan for the refinancing and termination of the revolving credit facility.

Acquisition of Fit Pay

As discussed in Note 1, the Company completed the Merger on May 23, 2017. Pursuant to the terms of the Merger Agreement, the aggregate purchase price paid for Fit Pay stock was: (i) 1,912,303 shares of common stock which was equivalent to 19.96% of the outstanding shares of common stock of the Company; (ii) 2,000 shares of the Series C Non-Convertible Preferred Stock of the Company (the “Series C Preferred Stock”); (iii) the payment of certain debts by the Company; and (iv) the payment of certain unpaid expenses of the Fit Pay Sellers of $724,116 by the Company. In addition, the Company will be required to pay the Fit Pay Sellers an earn-out payment equal to 12.5% of the gross revenue derived from Fit Pay’s technology for sixteen (16) fiscal quarters commencing on October 1, 2017 and ending on December 31, 2021. To date, Fit Pay has had minimal revenue. At December 31, 2018, the remaining balance owed on the Fit Pay Seller note was $678,881. The operating results of Fit Pay have been included in the consolidated financial statements from the effective date of the acquisition, May 23, 2017.

In connection with the merger on May 23, 2017, the Company recorded deferred tax liabilities of $1,774,539 as part of its purchase price allocation.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - acquisitions (CONTINUED)

Allocation of Purchase Price of Fit Pay

The purchase price to acquire Fit Pay was $10,104,184 of which $100,000 was paid by the Company in cash and $10,004,184 in non-cash consideration.

The non-cash consideration was comprised of $851,842 in a seller note, $3,289,161 of common stock issued to the sellers, Series C Preferred Stock issued to sellers of $1,807,300 and $4,055,881 in an earn-out provision. At the date of acquisition, the earn-out provision was discounted using a prime borrowing rate of 3.5%. For the year ended December 31, 2018, the Company reduced the amount of contingent consideration due to the Fit Pay Sellers by $1,498,922. For the year ended December 31, 2017, the Company increased the amount of contingent due to the Fit Pay Sellers by $346,759.

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

Cash	$10,889
Accounts receivable	92,629
Other current assets	53,966
Property and equipment	31,968
Goodwill	9,119,709
Intangible assets	4,137,400
Assets acquired	13,446,561

Accounts payable	165,650
Accrued liabilities	1,139,774
Customer deposits	262,414
Deferred taxes	1,774,539
Liabilities assumed	3,342,377

Net assets acquired	$10,104,184

Goodwill arising from the transaction consists of the expected operational synergies upon combining the entity and intangibles not qualifying for separate recognition.

In connection with the Fit Pay transaction, the Company entered into an employment agreement in 2017 with Michael Orlando, the former Chief Executive Officer of Fit Pay. Mr. Orlando is now the Chief Operating Officer of the Company and President of the wholly-owned subsidiary, Fit Pay. The term of the employment agreement is for one (1) year and the employment agreement includes provisions for term extensions. In addition to Mr. Orlando’s salary, the employment agreement also provides for all necessary and reasonable out-of-pocket expenses incurred in the performance of his duties under the agreement, eligibility to participate in bonus or incentive compensation plans of the Company and eligibility to receive equity awards as determined by the board of directors.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2018	2017
Salaries and payroll taxes	$89,065	$88,964
Consulting fees	236,000	70,000
Merchant bank fees	28,108	28,075
State income taxes	1,533	11,049
Professional fees	84,704	31,781
Management incentives	868,082	891,667
Interest expense	16,342	639,030
Amount due to LogicMark Sellers	-	421,606
Dividends – Series C Preferred Stock	25,000	25,000
Agent and loan amendment fees	235,000	-
Other	117,727	240,985
Totals	$1,701,561	$2,448,157

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

On December 19, 2017, and effective as of November 29, 2017, the Company entered into an agreement (the “Amendment Agreement”) with the holders of the convertible notes and common stock purchase warrants issued pursuant to that certain Exchange Agreement, dated November 29, 2016, by and among the Company and such holders. Pursuant to the Amendment Agreement, the parties agreed (i) to amend the maturity dates of the convertible notes by one (1) year, or November 29, 2018, and (ii) that the holders would forbear the exercise of any remedies due to the passing of the original maturity date. In consideration thereof, the Company issued to the holders an aggregate of 370,000 shares of restricted common stock with a fair value of $673,400. This amount was expensed and is included in interest expense for the year ended December 31, 2017.

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

November 2016 Exchange

On November 29, 2016, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with certain holders of a portion of the Original LogicMark Notes (the “Holders”) pursuant to which the Company exchanged with the Holders of $1,500,000 of Original Notes held by the Holders in exchange for: (i) an aggregate principal amount of $1,500,000 of new secured subordinated promissory notes (the “Exchange Notes”) and (ii) warrants (the “Warrants”, and together with the Exchange Notes, the “Exchange Securities”) convertible into 500,000 shares of common stock of the Company. The Holders purchased the $1,500,000 of Original Notes from LogicMark Investment prior to this transaction. The Exchange Notes will mature on November 29, 2017 and accrue interest at a rate of 15.0% per annum. The Exchange Notes are convertible at any time, in whole or in part, at the option of the Investors into shares of common stock at a conversion price of $3.00 per share (the “Conversion Price”). The Conversion Price is subject to adjustment for stock dividends, stock splits, combinations or similar events.

The conversion option embedded in the convertible exchange notes was determined to contain beneficial conversion features, resulting in the bifurcation of those features as an equity instrument (resulting in a debt discount) at issuance. After allocation of the gross proceeds to the warrants (discussed below) and beneficial conversion feature, the total debt discount recognized was equal to the face of the convertible exchange notes. The debt discount was amortized over the term of the debt and the Company amortized $1,366,667 of the debt discount for the year ended December 31, 2017. As of December 31, 2017, there was no remaining outstanding principal balance on the November 2016 Exchange Notes.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FAIR VALUE MEASUREMENTS

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

The Company did not have any liabilities carried at fair value measured as a recurring basis as of December 31, 2018 and 2017.

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

During the years ended December 31, 2018 and 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Other Fair Value Measurements

During the years ended December 31, 2018 and 2017, the Company recorded $0 and $171,530, respectively, of interest expense related to the amortization of the discount of the contingent consideration. The fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEBT REFINANCING

On May 24, 2018, LogicMark, a wholly owned subsidiary of Nxt-ID, entered into a Senior Secured Credit Agreement (the “Credit Agreement”) with the lenders thereto and Sagard Holdings Manager LP, as administrative agent and collateral agent for the lenders party to the Credit Agreement (collectively, the “Lender”), whereby the Lender extended a term loan (the “Term Loan”) to LogicMark in the principal amount of $16,000,000. The maturity date of the Term Loan is May 24, 2023. The outstanding principal amount of the Term Loan bears interest at a rate of LIBOR, adjusted monthly, plus 9.5% per annum (approximately 11.85% as of December 31, 2018). The Company incurred $1,253,970 in deferred debt issue costs related to the Term Loan. During the twelve months ended December 31, 2018, the Company amortized $151,690 of the deferred debt issue costs which is included in interest expense in the consolidated statement of operations. At December 31, 2018 the unamortized balance of deferred debt issue costs was $1,102,280. Pursuant to the terms and conditions of the Credit Agreement, LogicMark is required to deposit 50% of its excess cash flow generated into a restricted bank account for a maximum period of one (1) year. Excess cash flow is defined as LogicMark’s adjusted earnings before interest, taxes, depreciation and amortization less any debt service, debt prepayments and capital expenditures. At the end of the one (1) year period, the restricted cash may be used either to pay down the Term Loan or LogicMark will have the ability to transfer the restricted cash balance to an operating bank account and use the cash for operational purposes. This determination will be made solely at the discretion of the Lender. On December 10, 2018, LogicMark entered into a Consent to the Credit Agreement with Sagard Holdings Manager LP whereby LogicMark temporarily withdrew $500,000 from the restricted cash balance. In accordance with the Consent, the repayment of the temporary withdrawal was to be made no later than January 31, 2019. As a result of the Consent, the Company incurred a usage fee of $75,000 from the Lender. The usage fee is included in accrued liabilities on the Company’s consolidated balance sheet at December 31, 2018. The Company’s restricted cash balance at December 31, 2018 included $998,950 related to LogicMark’s excess cash flow generated.

The Credit Agreement contains customary covenants, including a covenant that (a) LogicMark shall not permit the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter, beginning with June 30, 2018, to be less than the correlative ratio indicated, which correlative ratio is initially 3.00 : 1.00 for the fiscal quarter beginning June 30, 2018 and increasing by annual increments of 0.25 for each fiscal quarter until March 31, 2021, and thereafter, the correlative ratio is 4.00 : 1.00, and (b) LogicMark shall not permit the Leverage Ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter, beginning with June 30, 2018, to exceed the correlative ratio indicated which correlative ratio is initially 2.60 : 1.00 for the fiscal quarter beginning June 30, 2018 and decreasing by various annual increments for each fiscal quarter until March 31, 2021 and thereafter, the correlative ratio is 2.00 : 1.00.  As of December 31, 2018, the Company was in compliance with such covenants.

The performance of LogicMark under the Credit Agreement is secured by: (a) a senior lien granted pursuant to a Security Agreement on all of the assets of LogicMark, the Company, 3D-ID, LLC (one of the Company’s wholly-owned subsidiaries) and Fit Pay (one of the Company’s wholly-owned subsidiaries); (b) a senior lien granted pursuant to an Intellectual Property Security Agreement on all of the intellectual property assets of the foregoing companies; and (c) a pledge of certain pledged securities of the foregoing companies pursuant to a Securities Pledge Agreement. The performance of LogicMark is guaranteed pursuant to a Guaranty Agreement by the Company, 3D-ID, LLC and Fit Pay.

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

On May 24, 2018 the Company recorded a debt discount of $705,541. The debt discount is attributable to the aggregate fair value on the issuance date of both Sagard Warrants. The debt discount is being amortized using the effective interest method over the five-year term of the Term Loan. During the year ended December 31, 2018, the Company recorded $85,348 of debt discount amortization related to the Sagard Warrants. The debt discount amortization is included as part of interest expense in the consolidated statement of operations.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS’ EQUITY

April 2016 Offering

For the year ended December 31, 2017, the Company recorded Series A Preferred Stock dividends relating to previously issued Series A Convertible Preferred Stock of $34,884. During the year ended December 31, 2017, holders of 211,424 shares of Series A Preferred Stock converted $338,749 of Series A Preferred Stock and dividends into 159,219 shares of common stock. As of December 31, 2017, there was no remaining outstanding principal balance on the Series A Preferred Stock.

July 2016 Offering

For the year ended December 31, 2017, the Company recorded Series B Preferred Stock dividends relating to previously issued Series B Convertible Preferred Stock of $634,375. During the year ended December 31, 2017, holders of 4,500,000 shares of Series B Preferred Stock converted $6,075,000 of Series B Preferred Stock, dividends and liquidated damages into 3,106,802 shares of common stock. As of December 31, 2017, there was no remaining outstanding principal balance on the Series B Preferred Stock.

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

Series C Preferred Stock

In May 2017, the Company authorized a new Series C Preferred Stock. The terms of the Series C Preferred Stock are as follows:

Dividends on Series C Preferred Stock

Holders of Series C Preferred Stock are entitled to receive from and after the first date of issuance of the Series C Preferred Stock, cumulative dividends at a rate of 5% per annum on a compounded basis, which dividend amount shall be guaranteed. Accrued and unpaid dividends are payable in cash. For the years ended December 31, 2018 and 2017, the Company recorded Series C Preferred Stock dividends of $100,000 and $60,556, respectively.

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

If the legally available assets of the Company and the proceeds of such “fundamental change” are insufficient to pay all of the Holders of the Series C Preferred Stock, then the Holders of the Series C Preferred Stock shall share ratably in any such distribution in proportion to the amount that they would have been entitled to. A fundamental change includes but is not limited to: any change in the ownership of at least fifty percent (50%) of the voting stock; liquidation or dissolution; or the common stock ceases to be listed on the market upon which it currently trades.

Voting Rights

The holders of the Series C Preferred Stock are entitled to vote on any matter submitted to the stockholders of the Company for a vote. One (1) share of Series C Preferred Stock shall carry the same voting rights as one (1) share of common stock.

Classification

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. The Company’s financing is redeemable at the option of the holder under the specified terms and conditions of such preferred stock however, the instrument was not redeemable as of December 31, 2018 and 2017. Therefore, the Company classified the Series C Preferred Stock as temporary equity in the consolidated balance sheets at December 31, 2018 and 2017.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable at December 31, 2018 and 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at January 1, 2017	1,829,049	$12.00	3.92	$-
Issued	4,827,202	2.00	4.76	-
Exercised (1)	(878,601)	2.00	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at December 31, 2017	5,777,650	$5.08	4.26	$6,672,902
Issued	638,162	3.83	4.45	-
Exercised (2)	(1,325,000)	1.94	-	-
Cancelled	(460)	10.00	-	-
Outstanding and Exercisable at December 31, 2018	5,090,352	$5.42	3.32	$-

(1)	During the year ended December 31, 2017, 648,601 warrants were exercised on a cashless basis and were converted into 429,656 shares of common stock.
(2)	During the year ended December 31, 2018, 1,075,000 warrants were exercised on a cashless basis and were converted into 437,018 shares of common stock. In addition, the Company received proceeds of $425,000 in connection with the exercise of warrants into 250,000 shares of common stock at an average exercise price of $1.70 per share.

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

As a result of this Warrant Amendment and Exercise Agreement, the Company recorded a warrant modification expense of $165,640 for the year ended December 31, 2018 related to the reduction in the exercise price of the Old Warrants from $2.00 to $1.50. In addition, the Company also recorded a warrant modification expense of $179,640 for the year ended December 31, 2018 resulting from the issuance of 150,000 replacement warrants with an exercise price of $2.00 for warrants that were exercised during 2018.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS’ EQUITY (CONTINUED)

Long-Term Stock Incentive Plan

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 975,886 shares at December 31, 2018.

2017 Stock Incentive Plan

On August 24, 2017, a majority of the Company’s stockholders approved at the 2017 Annual Stockholders’ Meeting the 2017 Stock Incentive Plan (“2017 SIP”). The aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the 2017 SIP pursuant to awards of restricted shares or options will be limited to 10% of the outstanding shares of common stock, which calculation shall be made on the first (1st) business day of each new fiscal year; provided that for fiscal year 2017, 1,500,000 shares of common stock may be delivered to participants under the 2017 SIP. Thereafter, the 10% provision shall govern the 2017 SIP. The number of shares of common stock that are the subject of awards under the 2017 SIP which are forfeited or terminated, are settled in cash in lieu of shares of common stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the 2017 SIP. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the 2017 SIP and will not again be available for issuance under the 2017 SIP.

During the year ended December 31, 2018, the Company issued 317,700 shares of common stock under both the LTIP and the 2017 SIP to five (5) non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $375,111. Also during the year ended December 31, 2018, the Company issued 322,185 shares of common stock with an aggregate fair value of $546,694 to executive and certain non-executive employees related to the Company’s 2017 management incentive plan.

During the year ended December 31, 2017, the Company issued 159,933 shares of common stock under the plan to five (5) non-executive directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $360,000. Also during the year ended December 31, 2017, the Company issued 232,559 shares of common stock with an aggregate fair value of $400,000 to executive and certain non-executive employees related to the Company’s 2016 management incentive plan, which was previously accrued. In 2017, the Company also granted 1,095,895 restricted shares of common stock with an aggregate value of $1,864,253 to certain executive and non-executive employees. The vesting period for these restricted shares of common stock is twelve months and the Company expensed $1,629,049 related to these restricted stock awards.

During the years ended December 31, 2018 and 2017, the Company accrued $909,364 and $925,000, respectively of discretionary management and employee bonus expense.

During the year ended December 31, 2018, the Company issued 317,576 fully-vested shares of common stock with a fair value of $534,163 to non-employees for services rendered. In addition, the Company issued 26,509 shares of common stock with a fair value of $59,380 as payment of interest expense. During the year ended December 31, 2017, the Company issued 448,258 fully-vested shares of common stock with a fair value of $816,955 to non-employees for services rendered.

NOTE 11 - INCOME TAXES

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

The Company has incorporated the impact of the Tax Act in the results from operations for the tax effects of the Tax Act. As a result of the Tax Act being signed into law, the Company recognized a provisional charge of $4,295,052, equal to (43.48%) of Operating Income Before Income Tax, in the fourth quarter of 2017 related to the re-measurement of its U.S. deferred tax assets at the lower enacted corporate tax rate. Due to the history of net operating losses, the Company is in a valuation allowance position. As a result, the additional tax expense for the year ended December 31, 2017 due to the Tax Act was offset by an equal reduction to the valuation allowance, resulting in no net tax impact from the Tax Act to the overall financial condition and results of operations of the Company. Pursuant to SEC SAB No. 118, the Company was allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax accounting effects. As of December 31, 2018, the Company has completed its accounting for the effects of the Tax Act and no measurement period adjustments were recorded.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (CONTINUED)

As of December 31, 2018, the Company had US federal and state net operating loss (“NOLs”) carryovers of $39,386,864 and $32,519,993, respectively. Federal and state NOL’s generated through December 31, 2017 are available to offset future taxable income, which expire beginning in 2033. Federal NOL’s generated for years starting after December 31, 2017 are available to offset future taxable income indefinitely. In addition, the Company had tax credit carryforwards of $333,673 at December 31, 2018 that will be available to reduce future tax liabilities. The tax credit carryforwards will begin to expire beginning in 2033.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control. The Company has not determined whether a change of control has occurred as of December 31, 2018 with respect to the Nxt-ID NOLs and therefore no limitation under Section 382 has been computed related to the Nxt-ID NOLs, including NOL’s generated by Fit Pay following its acquisition in 2017. Management will review for such limitations before any of the Nxt-ID NOLs against future taxable income. Management has determined the acquisition of Fit Pay during the 2017 year is a change of control event under Section 382 of the Internal Revenue Code with respect to the Fit Pay pre-acquisition NOLs. Management determined that the sum of Section 382 annual limitations on the Fit Pay pre-acquisition NOLs during the corresponding carryforward period is in excess of the total amount of Fit Pay NOL carryforward available at the time of change of control. Consequently, no adjustment has been made to the amount of Fit Pay NOL available following the change in control.

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

The Company has no material uncertain tax positions for any of the reporting periods presented. The Company has filed all of its tax returns for all prior periods through December 31, 2017 and intends to timely file the income tax returns for the period ending December 31, 2018. As a result, the Company’s net operating loss carryovers will now be available to offset any future taxable income.

The Company is subject to taxation in the United States and various states. As of December 31, 2018, the Company’s tax years post 2013 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2018 the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before December 31, 2014. The Company has not been examined or received notice of pending examination by the federal or any state and local tax authority. To the extent a tax authority examines an open tax year and makes an assessment, the results from operations could be affected through additional tax liabilities or adjustments to the amount of NOL carryforward or tax basis of other components of deferred tax.

The income tax (benefit) provision consists of the following:

	December 31,
	2018	2017
Current income tax provision from continuing operations
Federal	$-	$-
State	4,327	15,289
	4,327	15,289
Deferred income tax (benefit) from continuing operations
Federal	(1,418,827)	1,550,056
State	(439,301)	(188,060)
Change in valuation allowance from continuing operations	1,888,124	(1,216,881)
	29,996	145,115

Income tax provision from continuing operations	34,323	160,404

Income tax provision (benefit) from discontinued operations	800	(1,773,739)
Total income tax provision (benefit)	$35,123	$(1,613,335)

A reconciliation of the effective income tax rate and the statutory federal income tax rate from continuing operations is as follows:

	December 31,
	2018	2017
U.S. federal statutory rate	21.00%	34.00%
State income tax rate, net of federal benefit	12.89	1.36
Other permanent differences	(5.63)	(2.68)
Effect of rate change under Tax Act	-	(51.20)
Less: valuation allowance	(30.91)	16.61
Provision for income taxes	(2.65)%	(1.91)%

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (CONTINUED)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts became deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainties exists with respect to future realization of the deferred tax assets and has therefore established a valuation allowance. Nxt-ID considered the deferred tax liabilities related to indefinite lived intangibles not allowable as a source of future taxable income in determining the amount of valuation allowance at December 31, 2018 and 2017, resulting in net deferred tax liabilities in each period after applying valuation allowance. For the year ended December 31, 2018, the increase in valuation allowance of $1,888,124 related to the change in valuation allowance included in the income tax provision. For the year ended December 31, 2017, the net change in valuation allowance of $841,402 was comprised of an increase of $1,626,369 related to the Fit Pay purchase accounting offset by a reduction of $2,467,771 related to a change in valuation allowance included in the income tax provision.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$9,819,344	$8,829,607
Tax credits	333,673	315,492
Accruals and reserves	1,616,359	856,675
Restricted stock	-	-
Tangible and intangible assets	315,493	225,711
Charitable donations	3,036	2,903
Total deferred tax assets before valuation allowance:	12,087,905	10,230,388
Valuation allowance	(10,967,136)	(9,079,012)
Deferred tax assets, net of valuation allowance	1,120,769	1,151,376

Deferred tax liabilities:
Tangible and intangible assets	$(1,486,166)	$(1,486,777)
Total deferred tax liabilities	$(1,486,166)	$(1,486,777)

Net deferred tax liability	$(365,397)	$(335,401)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. Other than as described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or governmental body pending or, to the knowledge of the executive officers of the company or any of its subsidiaries, threatened against or affecting the company, or any of its subsidiaries in which an adverse decision could have a material adverse effect upon its business, operating results, or financial condition.

COMMITMENTS

The Company is party to certain leases for office space and warehouse facilities, with monthly payments ranging from $961 to $7,157, expiring on various dates through May 2021. The Company incurred rent expense of $157,122 and $181,282 for the years ended December 31, 2018 and 2017, respectively. Minimum lease payments for non-cancelable operating leases are as follows:

Future Lease Obligations

2019	$97,597
2020	70,309
2021	5,156
Total future lease obligations	$173,062

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

COMMITMENTS (CONTINUED)

The maturity of the Company’s debt is as follows:

2019	$1,265,151
2020	212,961
2021	159,719
2022	-
2023	15,001,050
Total debt	$16,638,881

Effective October 1, 2018, we extended the employment agreement with Gino M. Pereira, our Chief Executive Officer. The term of the employment agreement is for three years and the term began on October 1, 2018. Effective January 1, 2018, Mr. Pereira’s base salary increased to $420,000 from $381,150. The employment agreement also provides for:

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

Effective May 23, 2017, we entered into an employment agreement with Michael J. Orlando, our Chief Operating Officer. The term of the employment agreement is one (1) year and commenced on May 23, 2017, which term shall be automatically extended for successive one (1) - year periods unless terminated by either party upon ninety (90) days’ written notice. Mr. Orlando’s base salary is $150,000, plus an initial stock grant of 250,000 shares of common stock from the Company’s 2013 LTIP. Effective January 1, 2018, Mr. Orlando’s base salary increased to $350,000 from $150,000. The employment agreement also provides for:

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

On January 2, 2019, the Company issued 63,889 shares of its common stock for the payment of services with a grant date fair value of $44,000.

On  January 8, 2019, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“A.G.P.”) pursuant to which the Company may sell, at its option, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $15 million to or through A.G.P., as sales agent. The Company will pay A.G.P. commissions for its services in acting as the Company’s sales agent in the sale of its common stock pursuant to the sales agreement. A.G.P. will be entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock on the Company’s behalf pursuant to the sales agreement. The Company also has agreed to reimburse A.G.P. for its reasonable out-of-pocket expenses, including the fees and disbursements of counsel to A.G.P., incurred in connection with the offering, in an amount not to exceed $35,000. During the period January 15, 2019 through February 21, 2019, the Company received $1,322,484 in gross proceeds from the sale of 1,084,227 shares of its common stock under the sales agreement with A.G.P.

On January 22, 2019, the Company issued 25,000 shares of its common stock for the payment of services with a grant date fair value of $31,250.

On February 8, 2019, the Company issued 40,000 shares of its common stock to certain employees under the 2018 management incentive plan.

On February 28, 2019, LogicMark entered into a Second Amendment to Consent to the Credit Agreement with Sagard Holdings Manager LP whereby LogicMark temporarily withdrew $500,000 from the restricted cash balance. In accordance with the Second Amendment to Consent, the repayment date of the temporary withdrawal was extended from January 31, 2019 to no later than April 7, 2019. As a result of the Second Amendment to Consent, the Company incurred an additional usage fee of $131,250 from the Lender.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger by and among Nxt-ID, Inc., Fit Merger Sub, Inc., Fit Pay, Inc. and Michael Orlando (18)
3.1(i)	Certificate of Incorporation (1)
3.1(i)(a)	Certificate of Amendment to Certificate of Incorporation (14)
3.1(i)(b)	Certificate of Designations of Series A Convertible Preferred Stock (10)
3.1 (i)(c)	Amendment of Certificate of Designations of Series A Convertible Preferred Stock (12)
3.1(i)(d)	Second Certificate of Amendment of Designations of Series A Convertible Preferred Stock (13)
3.1(i)(e)	Certificate of Designations for Series B Convertible Preferred Stock (13)
3.1(i)(f)	Certificate of Designations for Series C Non-Convertible Preferred Stock (18)
3.1(ii)	Bylaws (1)
4.1	Form of Warrant for January 2014 Offering (2)
4.2	Form of Agent Warrant for January 2014 Offering (2)
4.3	Form of Warrant for June 2014 and August 2014 Offerings (5)
4.4	Form of Warrant for September 2014 Offering (6)
4.5	Form of Underwriter Warrant for September 2014 Offering (6)
4.6	Form of Class A Warrant (7)
4.7	Form of Class B Warrant (7)
4.8	Form of Warrant for July 2015 Private Placement (8)
4.9	Form of Warrant for December 2015 Agreement with WorldVentures Holdings, LLC (9)
4.10	Form of Warrant for May 2016 Interest Purchase Agreement with LogicMark, LLC (11)
4.11	Form of Warrant for July 2016 Private Placement (13)
4.12	Form of Seller’s Note for July 2016 LogicMark, LLC Acquisition (13)
4.13	Form of Warrant for November 2016 Agreement with LogicMark, LLC (16)
4.14	Form of November 2016 Exchange Note (16)
4.15	Form of Pre-Funded Warrant for July 2017 Public Offering (19)
4.16	Form of Purchase Warrant for July 2017 Private Placement (19)
4.17	Form of July 2017 Exchange Note (20)
4.18	Form of Warrant for July 2017 Exchange (20)
4.19	Form of Warrant for November 2017 Private Placement (21)
4.20	Form of Warrant to Sagard Credit Partners, LP (24)
4.21	Form of September 2018 New Warrant (26)
4.22	Form of Warrant Amendment and Exercise Agreement (26)
10.1†	2013 Long Term Incentive Plan (1)
10.2†	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.3†	2017 Stock Incentive Plan (25)
10.4†	Employment Agreement Between Nxt-ID and Gino Pereira (3)
10.5†	Employment Agreement Between Nxt-ID and Michael J. Orlando (23)
10.6	License Agreement between 3D-ID, LLC and Genex Technologies (1)
10.7	Purchase Agreement between 3D-ID, LLC and Nxt-ID, Inc. (1)
10.8††	Manufacturing agreement with Identita Technologies, Inc., dated January 18, 2013 (4)
10.9	Form of Warrant Purchase Agreement for July 2015 Private Placement (8)
10.10	Form of Securities Purchase Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (9)
10.11	Form of Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (11)
10.12	Form of First Amendment to Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (12)
10.13	Form of Security Agreement for July 2016 Agreement with LogicMark, LLC (13)
10.14	Form of Loan and Security Agreement for July 2016 Agreement with ExWorks Capital Fund I, L.P. (13)
10.15	Form of Subordination Agreement for July 2016 Agreement with LogicMark, LLC (13)
10.16	Form of Securities Purchase Agreement for July 2016 Agreement with LogicMark, LLC (13)
10.17	Form of Registration Rights Agreement for July 2016 Agreement with LogicMark, LLC (13)
10.18	Form of Forbearance Agreement between Nxt-ID and LogicMark Investment Partners, LLC (15)
10.19	Form of Exchange Agreement for November 2016 Agreement with LogicMark, LLC (16)
10.20	Form of Intercreditor Agreement for November 2016 Agreement with LogicMark, LLC (16)
10.21	First Amendment to Forbearance Agreement for November 2016 Agreement with LogicMark, LLC (16)
10.22	Form of Letter Agreement with July 2016 Investors (17)
10.23	Form of Placement Agency Agreement for July 2017 Offering (19)
10.24	Form of Securities Purchase Agreement for July 2017 Offering (19)
10.25	Form of July 2017 Exchange Agreement (20)
10.26	Form of July 2017 Assignment and Assumption Agreement (20)
10.27	Form of Placement Agency Agreement for November 2017 Offering (21)
10.28	Form of Securities Purchase Agreement for November 2017 Offering (21)
10.29	Form of Placement Agency Agreement for December 2017 Offering (22)
10.30	Form of Securities Purchase Agreement for December 2017 Offering (22)

Exhibit No.	Description of Exhibit
10.31	Senior Secured Credit Agreement, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.32	Security Agreement, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.33	Intellectual Property Security Agreement, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.34	Pledge Agreement, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.35	Guaranty, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
14.1	Code of Ethics (3)
21.1	List of Subsidiaries (23)
23.1*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Filed herewith.

† Management contract or compensatory plan or arrangement.

†† Confidential treatment has been received for schedules A, C, and D to the agreement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-184673) with the SEC on January 31, 2013.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 17, 2014.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on February 25, 2014.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-184673) with the SEC on March 25, 2013.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 5, 2014.
(6)	Filed as Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 14, 2014.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 24, 2015.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 30, 2015.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 4, 2016.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 12, 2016.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 20, 2016.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 7, 2016.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 27, 2016.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 12, 2016.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 26, 2016.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 30, 2016.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on February 10, 2017.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 30, 2017.
(19)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 10, 2017.
(20)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 20, 2017.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 9, 2017.
(22)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on December 21, 2017.
(23)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 2, 2018.
(24)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 30, 2018.
(25)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-226116) with the SEC on July 10, 2018.
(26)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 20, 2018.