Form 10-Q
period 2019-03-31
Nxt-ID, Inc.
filed 2019-05-15
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	NXTD	Nasdaq Capital Market
Warrants to purchase Common Stock	NXTDW	Nasdaq Capital Market

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

As of May 14, 2019, there were 29,229,209 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash	$1,227,803	$425,189
Restricted cash	1,473,617	1,189,452
Accounts receivable, net	103,316	247,023
Inventory, net	1,224,337	870,513
Prepaid expenses and other current assets	574,329	443,324
Assets associated with discontinued operations	209,532	222,227
Total Current Assets	4,812,934	3,397,728
Property and equipment:
Equipment	183,044	183,044
Furniture and fixtures	89,029	89,029
Tooling and molds	630,481	630,481
	902,554	902,554
Accumulated depreciation	(775,537)	(757,198)
Property and equipment, net	127,017	145,356
Right-of-use assets	233,165	-
Assets associated with discontinued operations	12,206,482	12,270,726
Goodwill	15,479,662	15,479,662
Other intangible assets, net of amortization of $2,030,320 and $1,842,475, respectively	6,574,247	6,762,092
Total Assets	$39,433,507	$38,055,564
Liabilities, Series C Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,089,963	$1,259,129
Accrued expenses	1,763,437	1,701,561
Short-term debt	1,602,556	1,265,151
Other current liabilities – contingent consideration	884,315	553,126
Liabilities associated with discontinued operations	315,857	365,293
Total Current Liabilities	6,656,128	5,144,260

Other long-term liabilities – contingent consideration	2,233,826	2,350,592
Long-term debt	319,440	372,680
Term loan facility, net of debt discount of $584,916 and $620,193, respectively, and deferred debt issuance costs of $1,039,582 and $1,102,280, respectively	13,092,387	13,278,577
Other long-term liabilities	99,744	-
Liabilities associated with discontinued operations	31,386	-
Deferred tax liability	365,397	365,397
Total Liabilities	22,798,308	21,511,506
Commitments and Contingencies
Series C Preferred Stock
Series C Preferred Stock, par value $0.0001 per share: 2,000 shares designated; 2,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,807,300	1,807,300
Stockholders’ Equity
Preferred Stock, par value $0.0001 per share: 10,000,000 shares authorized
Series A Preferred Stock, par value $0.0001 per share: 3,125,000 shares designated; 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Series B Preferred Stock, par value $0.0001 per share: 4,500,000 shares designated; 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common Stock, par value $0.0001 per share: 100,000,000 shares authorized; 26,564,921 and 25,228,072 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2,656	2,523
Additional paid-in capital	66,138,426	64,748,871
Accumulated deficit	(51,313,183)	(50,014,636)
Total Stockholders’ Equity	14,827,899	14,736,758
Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$39,433,507	$38,055,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Revenues	$4,181,710	$4,336,515
Cost of goods sold	1,019,634	1,207,347

Gross Profit	3,162,076	3,129,168

Operating Expenses
General and administrative	1,599,959	1,720,738
Selling and marketing	849,513	1,067,810
Research and development	204,953	146,137

Total Operating Expenses	2,654,425	2,934,685

Operating Income	507,651	194,483

Other Expense
Interest expense	(586,201)	(757,478)
Change in fair value of contingent consideration	(214,423)	(197,709)
Total Other Expense	(800,624)	(955,187)

Loss before Income Taxes	(292,973)	(760,704)
Income Tax Benefit	-	83,849

Loss from Continuing Operations	(292,973)	(676,855)
Loss from Discontinued Operations	(1,005,574)	(935,958)
Net Loss	(1,298,547)	(1,612,813)
Preferred stock dividends	(25,000)	(25,000)

Net Loss applicable to Common Stockholders	$(1,323,547)	$(1,637,813)
Loss Per Share from Continuing Operations – Basic and Diluted	$(0.01)	$(0.03)
Loss Per Share from Discontinued Operations – Basic and diluted	$(0.04)	$(0.04)

Net Loss Per Share – Basic and Diluted	$(0.05)	$(0.07)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	25,995,867	24,093,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2019	-	$-	25,228,072	$2,523	$64,748,871	$(50,014,636)	$14,736,758

Issuance of common stock for services			212,622	21	185,229	-	185,250

Issuance of common stock for cash, net of fees			1,084,227	108	1,282,702	-	1,282,810

Shares issued in connection with the management incentive plan for 2018			40,000	4	46,796	-	46,800

Fees incurred in connection with equity offerings			-	-	(100,172)	-	(100,172)

Net loss			-	-	-	(1,298,547)	(1,298,547)

Preferred stock dividends					(25,000)		(25,000)
Balance - March 31, 2019	-	$-	26,564,921	$2,656	$66,138,426	$(51,313,183)	$14,827,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2018	-	$-	23,583,593	$2,358	$62,052,483	$(42,924,674)	$19,130,167

Issuance of common stock for services			116,255	12	250,715	-	250,727

Exercise of common stock purchase warrants for cash			100,000	10	199,990	-	200,000

Exercise of common stock purchase warrants on a cashless basis			437,018	44	(44)	-	-

Shares issued in connection with the management incentive plan for 2017			163,435	16	353,003	-	353,019

Fees incurred in connection with equity offerings			-	-	(70,611)	-	(70,611)

Net loss			-	-	-	(1,612,813)	(1,612,813)

Preferred stock dividends					(25,000)		(25,000)
Balance - March 31, 2018	-	$-	24,400,301	$2,440	$62,760,536	$(44,537,487)	$18,225,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Cash Flows from Operating Activities
Net Loss	$(1,298,547)	$(1,612,813)
Loss from discontinued operations	(1,005,574)	(935,958)
Loss from continuing operations	(292,973)	(676,855)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation	18,339	31,646
Stock based compensation	229,937	399,794
Amortization of debt discount	35,277	-
Amortization of intangible assets	187,845	187,845
Amortization of deferred debt issuance costs	62,698	88,131
Change in fair value of contingent consideration	214,423	197,709
Deferred taxes	-	(83,849)
Changes in operating assets and liabilities:
Accounts receivable	143,707	(48,596)
Inventory	(353,824)	(28,519)
Prepaid expenses and other current assets	(175,692)	(254,694)
Accounts payable	759,774	593,468
Accrued expenses	(63,653)	(471,530)
Total Adjustments	1,058,831	611,405
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	765,858	(65,450)

Net Cash Used in Investing Activities of Continuing Operations	-	-

Cash Flows from Financing Activities
Pay down of short-term debt	-	(106,481)
Proceeds received in connection with issuance of common stock, net	1,282,810	-
Payment of closing related fees	(15,204)	(45,243)
Proceeds from exercise of common stock warrants	-	200,000
Net Cash Provided by Financing Activities of Continuing Operations	1,267,606	48,276
Net Increase (Decrease) in Cash and Restricted Cash from Continuing Operations	2,033,464	(17,174)

Cash Flows from Discontinued Operations:
Cash used by operating activities of discontinued operations	(944,658)	(1,065,751)
Cash used in investing activities of discontinued operations	(2,027)	(6,866)
Net Cash Used by Discontinued Operations	(946,685)	(1,072,617)
Net Increase (Decrease) in Cash and Restricted Cash	1,086,779	(1,089,791)
Cash and Restricted Cash – Beginning of Period	1,614,641	5,676,786
Cash and Restricted Cash – End of Period	$2,701,420	$4,586,995
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$480,239	$488,050
Taxes	$-	$-
Non-cash financing activities:
Accrued fees incurred in connection with equity offerings	$84,968	$25,362
Accrued Series C Preferred Stock dividends	$25,000	$25,000

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

The Company’s wholly-owned subsidiary, LogicMark LLC (“LogicMark”), manufactures and distributes non-monitored and monitored personal emergency response systems sold through the United States Department of Veterans Affairs, healthcare durable medical equipment dealers and distributors and monitored security dealers and distributors. The Company’s wholly-owned subsidiary, Fit Pay, Inc. (“Fit Pay”), has a proprietary technology platform that delivers payment, credential management, authentication and other secure services to the IoT ecosystem. The platform uses tokenization, a payment security technology that replaces cardholders’ account information with a unique digital identifier, to transact highly secure contactless payment and authentication services.

On September 21, 2018, the Company announced that its board of directors approved a plan to separate the Company’s financial technology business from its healthcare business into an independent publicly traded company. The Company will distribute shares of PartX, Inc., a newly created company and wholly-owned subsidiary of the Company (“PartX”), to the Company’s stockholders through the execution of a spin-off. As a result, the Company reclassified its financial technology business to discontinued operations for all periods reported. The Company’s financial technology business is comprised of its Fit Pay subsidiary and the intellectual property developed by the Company, including the Flye Smartcard and the Wocket. On April 29, 2019, a Registration Statement on Form 10 was filed by PartX with the Securities and Exchange Commission (“SEC”) in connection with the planned spin-off of the Company’s payments, authentication and credential management business. See Note 4.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of March 31, 2019 and the condensed consolidated statements of operations, changes in equity and cash flows for the three months ended March 31, 2019 and March 31, 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, or for any future interim period. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and the notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 1, 2019.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Liquidity And Management Plans

The Company generated operating income from continuing operations of $507,651 and incurred a net loss from continuing operations of $292,973 during the three months ended March 31, 2019. Certain of these factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these financial statements. However, given the Company’s cash position at March 31, 2019, anticipated future cash proceeds from the sale of common stock from the January 2019 At-the-Market Offering and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations over the next twelve months following the date of this filing to alleviate such substantial doubt. As of March 31, 2019, the Company (excluding discontinued operations) had a working capital deficiency of $1,736,869 and stockholders’ equity of $14,827,899. In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, fulfill its product development commitments and fund its obligations as they come due, the Company may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should the Company not be successful in obtaining the necessary financing, or generate sufficient revenue to fund its operations, the Company would need to engage in certain cost containment efforts, and/or curtail certain of its operational activities.

During the three months ended March 31, 2019, the Company received net proceeds of $1,282,810 from the sale of common stock in connection with the January 2019 At-the-Market Offering (See Note 6). However, the Company can give no assurance that any cash raised subsequent to March 31, 2019 will be sufficient to execute its business plan or meet its obligations. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

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

Note 3 – Summary Of Significant Accounting Policies

Use of estimates in the financial statements

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions including those related to the fair value of acquired assets and liabilities, stock based compensation, derivative instruments, income taxes, accounts receivable and inventories, right-of-use assets and other matters that affect the condensed consolidated financial statements and disclosures. Actual results could differ from those estimates.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenues consist of product sales to either end customers or to distributors and its sales are recognized at a point-in-time under the core principle of recognizing revenue when control of the product transfers to the customer. The Company recognizes revenue when it ships or delivers the product from its fulfillment center to its customer, when the customer accepts and has legal title of the product, and the Company has a present right to payment for the product. For the three months ended March 31, 2019 and 2018, the Company had no sales recognized over time. The Company invoices its customers at the same time that the Company’s performance obligation is satisfied. The Company generally receives customer orders with a specified delivery date and orders typically fluctuate from month-to-month based on customer demand and general business conditions.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company offers standard product warranty coverage which provides assurance that the Company’s products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment. The Company’s warranty liabilities and related expense have not been material and were not material in the accompanying condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018.

Accounts Receivable

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At March 31, 2019 and December 31, 2018, the Company had an allowance for doubtful accounts of $126,733.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of March 31, 2019, inventory was comprised of $142,567 in raw materials and $1,081,770 in finished goods on hand. Inventory at December 31, 2018 was comprised of $870,513 in finished goods on hand. The Company is required to prepay for certain inventory with certain vendors until credit terms can be established. As of March 31, 2019 and December 31, 2018, the Company had prepaid inventory of $271,242 and $317,488, respectively. These prepayments were made primarily for finished goods inventory, and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Other Intangible Assets

At March 31, 2019, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $3,099,254; trademarks of $1,088,742; and customer relationships of $2,386,251. At December 31, 2018, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $3,191,159; trademarks of $1,104,246; and customer relationships of $2,466,687. The Company will continue amortizing these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the three months ended March 31, 2019 and 2018, the Company had amortization expense of $187,845 and $187,845, respectively, related to the LogicMark intangible assets.

As of March 31, 2019, total amortization expense estimated for the remainder of fiscal year 2019 is approximately $574,000, and for each of the next five fiscal years, 2020 through 2024, the total amortization expense is estimated to be as follows: 2020 - $762,000; 2021 - $762,000; 2022 - $762,000; 2023 - $762,000; and 2024 - $762,000.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of shares of common stock outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of warrants to purchase 4,782,448 shares of common stock as of March 31, 2019 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of March 31, 2018, potentially dilutive securities from the exercise of warrants to purchase 4,602,650 shares of common stock were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reclassifications

Certain accounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period consolidated financial statements.  These reclassifications had no effect on the previously reported net loss.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU 2018-13, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Adoption of this guidance is required for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating this guidance and the impact of this update on its condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, “I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception". Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, “Distinguishing Liabilities from Equity,” because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. This ASU was adopted and did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which amended, among other things, the existing guidance by requiring lessees to recognize lease right-of-use assets (“ROU assets”) and liabilities arising from operating leases on the balance sheet. Since issuing Topic 842, the FASB has issued various subsequent ASUs, including but not limited to ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which clarified various aspects of the guidance under Topic 842, as well as ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which allows entities the option of recognizing the cumulative effect of applying Topic 842 as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance.

Prior to the adoption, the Company evaluated Topic 842, including the initial review of any necessary changes to existing processes and systems that would be required to implement this standard, in order to determine its impact on the Company’s consolidated financial statements and related disclosures.

The Company adopted Topic 842 on January 1, 2019 using the updated modified retrospective transition approach allowed under ASU 2018-11 and did not restate prior periods. The Company recognized ROU assets and related lease liabilities on its condensed consolidated balance sheet as of January 1, 2019 of approximately $267,516 and $269,820, respectively, related to its operating lease commitments, and there was no cumulative impact on retained earnings as of January 1, 2019. Topic 842 did not have a material impact on the Company’s condensed consolidated statements of income and condensed consolidated statements of cash flow for the three months ended March 31, 2019, nor did it have any impact on the Company’s compliance with debt covenants. The adoption of Topic 842 provided various optional practical expedients in transition, some of which the Company elected. Going forward, the impact of Topic 842 on the Company’s consolidated financial statements will be dependent upon the Company’s lease portfolio. The accounting for finance leases (formerly referred to as “capital leases”) remains substantially unchanged. See Note 7 herein for further details regarding the impact of the adoption of Topic 842 and other information related to the Company’s lease portfolio.

Other recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Discontinued Operations

The following table presents the assets and liabilities related to the financial technology product line classified as assets and liabilities associated with discontinued operations (See Note 1) in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Accounts receivable, net	$127,135	$125,318
Prepaid expenses and other assets	82,397	96,909
Total current assets associated with discontinued operations	$209,532	$222,227
Property and equipment, net	36,629	38,793
Right-of-use assets	91,655	-
Goodwill	9,119,709	9,119,709
Other intangible assets	2,958,489	3,112,224
Total non-current assets associated with discontinued operations	$12,206,482	$12,270,726

Accounts payable	$132,604	$175,982
Accrued expenses	180,753	185,978
Customer deposits	2,500	3,333
Total liabilities associated with discontinued operations	$315,857	$365,293

The following table represents the financial results of the discontinued operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
	2019	2018

Net sales	$221,476	$594,093
Cost of sales	62,981	262,132
Gross profit	158,495	331,961
Operating expenses	1,162,358	1,267,192
Interest expense	1,711	727
Loss from discontinued operations	$(1,005,574)	$(935,958)

(1)	The contingent liability associated with the earn-out payment due to certain of the Fit Pay legacy shareholders is not included in discontinued operations.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Debt refinancing

On May 24, 2018, LogicMark, a wholly owned subsidiary of Nxt-ID, entered into a Senior Secured Credit Agreement (the “Credit Agreement”) with the lenders thereto and Sagard Holdings Manager LP, as administrative agent and collateral agent for the lenders party to the Credit Agreement (collectively, the “Lender”), whereby the Lender extended a term loan (the “Term Loan”) to LogicMark in the principal amount of $16,000,000. The maturity date of the Term Loan is May 24, 2023. The outstanding principal amount of the Term Loan bears interest at a rate of LIBOR, adjusted monthly, plus 9.5% per annum (approximately 11.99% as of March 31, 2019). The Company incurred $1,253,970 in deferred debt issue costs related to the Term Loan. During the three months ended March 31, 2019, the Company amortized $62,698 of the deferred debt issue costs which is included in interest expense in the condensed consolidated statement of operations. At March 31, 2019 the unamortized balance of deferred debt issue costs was $1,039,582. Pursuant to the terms and conditions of the Credit Agreement, LogicMark is required to deposit 50% of its excess cash flow generated into a restricted bank account for a maximum period of one (1) year. Excess cash flow is defined as LogicMark’s adjusted earnings before interest, taxes, depreciation and amortization less any debt service, debt prepayments and capital expenditures. At the end of the one (1) year period, the restricted cash may be used either to pay down the Term Loan or LogicMark will have the ability to transfer the restricted cash balance to an operating bank account and use the cash for operational purposes. This determination will be made solely at the discretion of the Lender. On December 10, 2018, LogicMark entered into a Consent to the Credit Agreement (the “Consent”) with Sagard Holdings Manager LP whereby LogicMark temporarily withdrew $500,000 from the restricted cash balance. In accordance with the Consent, the repayment of the temporary withdrawal was to be made no later than January 31, 2019. On April 1, 2019, the Company entered into an amendment to the Consent where by the repayment date of the temporary withdrawal was extended to no later than April 5, 2019. As a result of the Consent and the amended Consent, the Company had an accrued usage fee of $125,000 due to the Lender as of March 31, 2019. The usage fee is included in accrued liabilities on the Company’s condensed consolidated balance sheet at March 31, 2019. The Company’s restricted cash balance at March 31, 2019 included $1,283,115 related to LogicMark’s excess cash flow generated.

The Credit Agreement contains customary financial covenants. As of March 31, 2019, the Company was in compliance with such covenants.

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

On May 24, 2018 the Company recorded a debt discount of $705,541. The debt discount is attributable to the aggregate fair value on the issuance date of both Sagard Warrants. The debt discount is being amortized using the effective interest method over the five-year term of the Term Loan. During the three months ended March 31, 2019, the Company recorded $35,277 of debt discount amortization related to the Sagard Warrants. The debt discount amortization is included as part of interest expense in the condensed consolidated statement of operations.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Stockholders’ Equity

January 2019 At-the-Market Offering

On  January 8, 2019, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“A.G.P.”) for an at-the-market offering, pursuant to which the Company may sell, at its option, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $15 million to or through A.G.P., as sales agent. The Company will pay A.G.P. commissions for its services in acting as the Company’s sales agent in the sale of its common stock pursuant to the sales agreement. A.G.P. will be entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock on the Company’s behalf pursuant to the sales agreement. The Company also has agreed to reimburse A.G.P. for its reasonable out-of-pocket expenses, including the fees and disbursements of counsel to A.G.P., incurred in connection with the offering, in an amount not to exceed $35,000. During the three months ended March 31, 2019, the Company received $1,282,810 in net proceeds from the sale of 1,084,227 shares of its common stock under the sales agreement with A.G.P.

2013 Long-Term Stock Incentive Plan

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board of directors, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 975,886 shares of common stock at January 1, 2019.

During the three months ended March 31, 2019, the Company issued an aggregate of 112,485 shares of common stock under the LTIP to five (5) non-employee directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $100,000.

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

In addition, during the three months ended March 31, 2019, the Company issued 40,000 shares of common stock with an aggregate fair value of $46,800 to certain non-executive employees related to the Company’s 2018 management incentive plan.

During the three months ended March 31, 2019, the Company accrued $110,000 of management and employee bonus expense.

During the three months ended March 31, 2019, the Company issued 100,137 shares of common stock with a fair value of $85,250 to non-employees for services rendered.

Warrants

As of March 31, 2019, the Company had outstanding warrants to purchase an aggregate of 4,782,448 shares of common stock with a weighted average exercise price and remaining life of $5.32 and 3.29 years, respectively. At March 31, 2019, the warrants had no aggregate intrinsic value. During the three months ended March 31, 2019, warrants to purchase an aggregate of 307,904 shares of common stock with a weighted-average exercise price of $7.08 expired.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of our business. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting our company, or any of our subsidiaries in which an adverse decision could have a material adverse effect upon our business, operating results, or financial condition.

Commitments

The Company leases office space and a fulfillment center in the U.S., which are classified as operating leases expiring at various dates. The Company determines if an arrangement qualifies as a lease at the lease inception. The Company adopted Topic 842 effective January 1, 2019. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate leases, which are for office space and a fulfillment center, generally have a lease term between 3 and 5 years. The Company also leases a copier with a lease term of 5 years. The Company’s leases are comprised of fixed lease payments and also include executory costs such as common area maintenance, as well as property insurance and property taxes. As a practical expedient under Topic 842, the Company has elected to account for the lease and non-lease components as a single lease component for its real estate leases. Lease payments, which may include lease components, non-lease components and non-components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company utilizes its incremental borrowing rate by lease term, in order to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On January 1, 2019, the discount rate used on existing leases at adoption was determined based on the remaining lease term using available data as of that date. The Company did not have new or renewed leases commencing in 2019.

Certain of the Company’s lease agreements, primarily related to real estate, include options for the Company to either renew (extend) or early terminate the lease. Leases with renewal options allow the Company to extend the lease term typically between 1 and 3 years. Renewal options are reviewed at lease commencement to determine if such options are reasonably certain of being exercised, which could impact the lease term. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, or specific characteristics unique to the particular lease that would make it reasonably certain that the Company would exercise such option. In most cases, the Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company (and thus not included in the Company’s ROU asset and lease liability) unless there is an economic, financial or business reason to do so.

For the three months ended March 31, 2019, total operating lease cost was $41,938 and is recorded in cost of sales and selling, general and administrative expenses, dependent on the nature of the leased asset. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable lease for the remainder of 2019 as well as each of the next five years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on the Company’s condensed consolidated balance sheet, as of March 31, 2019:

Year Ending December 31,

2019 (excluding the three months ended March 31, 2019)	$126,487
2020	88,827
2021	23,279
2022	18,185
2023	12,123
Total future minimum lease payments	$268,901
Less imputed interest	(33,181)
Total present value of future minimum lease payments	$235,720

As of March 31, 2019

Operating lease right-of-use assets	$233,165

Other accrued expenses	$135,976
Other long-term liabilities	$99,744
$235,720

As of March 31, 2019

Weighted Average Remaining Lease Term	1.6 years
Weighted Average Discount Rate	11.74%

Prior to January 1, 2019, the Company accounted for its leases in accordance with Topic 840, “Leases.” At December 31, 2018, the Company was committed under operating leases for office space and a fulfillment center, which expired at various dates. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and under previous lease accounting guidance, future minimum lease payments under non-cancelable operating leases as of December 31, 2018 totaled $173,062, comprised of $97,597 for 2019, $70,309 for 2020, and $5,156 for 2021.

Debt Maturity

The maturity of the Company’s debt is as follows:

2019 (remainder)	$1,602,556
2020	212,961
2021	106,479
2022	-
2023	14,716,885
Total debt	$16,638,881

Note 8 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On April 1, 2019, the Company issued 8,436 shares of its common stock for the payment of services with a grant date fair value of $7,500.

On April 2, 2019, the Company entered into a securities purchase agreement with an investor in connection with the registered direct public offering of 2,469,136 shares of the Company’s common stock, for a purchase price of approximately $2,000,000. The shares of common stock were offered at a price of $0.81 per share. In connection with the offering, the Company also issued to the investor for no additional consideration a common stock purchase warrant to purchase 2,469,136 shares of common stock. The warrant was exercisable immediately upon issuance at an exercise price of $1.05 per share and will expire on the fifth (5th) anniversary of the initial exercise date.

On April 25, 2019, the Company issued 105,833 shares of its common stock to certain employees under the 2017 management incentive plan.

On April 25, 2019, the Company issued 80,883 shares of its common stock to certain employees under the 2018 management incentive plan.

On May 3, 2019, LogicMark, a wholly-owned subsidiary of the Company, completed the closing of a $16.5 million senior secured term loan. The Company will use the proceeds from the term loan to refinance LogicMark’s existing term loan facility with Sagard Holdings Manager LP and to pay other costs related to the refinancing. The key aspects of the new term loan facility include an interest rate of LIBOR plus 11.00%, a three-year maturity date from the closing date and minimum principal payments over the three-year term amortized over 96 months. This refinancing also removes a covenant included in LogicMark’s existing term loan facility with Sagard Holdings Manager LP and allows the Company to proceed with the proposed spin-off of its Fit Pay subsidiary and its payments, authentication and credential management business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2019 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

We were incorporated in the State of Delaware on February 8, 2012. As of December 31, 2018, we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We are a security technology company and we operate our business in one segment – hardware and software security systems and applications. We are engaged in the development of proprietary products and solutions that serve multiple end markets, including the security, healthcare, financial technology and the Internet of Things (“IoT”) markets. We evaluate the performance of our business on, among other things, profit and loss from operations. With extensive experience in access control, biometric and behavior-metric identity verification, security and privacy, encryption and data protection, payments, miniaturization, and sensor technologies, we develop and market solutions for payment, IoT and healthcare applications.

Our wholly-owned subsidiary, LogicMark, manufactures and distributes non-monitored and monitored personal emergency response systems sold through the United States Department of Veterans Affairs (the “VA”), healthcare durable medical equipment dealers and distributors and monitored security dealers and distributors. Our wholly-owned subsidiary, Fit Pay, has a proprietary technology platform that delivers payment, credential management, authentication and other secure services to the IoT ecosystem. The platform uses tokenization, a payment security technology that replaces cardholders’ account information with a unique digital identifier, to transact highly secure contactless payment and authentication services.

On September 21, 2018, we announced that our board of directors approved a plan to separate our financial technology business from our healthcare business into an independent publicly traded company. We will distribute shares of PartX, Inc., a newly created company and wholly-owned subsidiary of the Company (“PartX”), to our stockholders through the execution of a spin-off. As a result, we reclassified our financial technology business to discontinued operations for all periods reported (See Note 4). Our financial technology business is comprised of our Fit Pay subsidiary and the intellectual property developed by the Company, including the Flye Smartcard and the Wocket. On April 29, 2019, a Registration Statement on Form 10 was filed by PartX with the SEC in connection with the planned spin-off of our payments, authentication and credential management business.

Healthcare

With respect to the healthcare market, our business initiatives are driven by LogicMark, which serves a market that enables two-way communication, medical device connectivity and patient data tracking of key vitals through sensors, biometrics, and security to make home health care a reality. There are three (3) major trends driving this market: (1) an increased desire for connectivity; specifically, a greater desire for connected devices by people over 60 years of age who now represent the fastest growing demographic for social media; (2) the growth of “TeleHealth”, which is the means by which telecommunications technologies are meeting the increased need for health systems to better distribute doctor care across a wider range of health facilities, making it easier to treat and diagnose patients; and (3) rising healthcare costs – as health spending continues to outpace the economy, representing between 6% and 7% of the overall economy, the need to reduce hospital readmissions, increase staffing efficiency and improve patient engagement remain the highest priorities. Together, these trends have produced a large and growing market for us to serve. LogicMark has built a successful business on emergency communications in healthcare. We have a strong business relationship with the VA today, serving veterans who suffer from chronic conditions that often require emergency assistance. This business is steady and growing, producing the highest annual revenue in its operational history in 2018. Our strategic plan calls for expanding LogicMark’s business into other healthcare verticals as well as retail and enterprise channels in order to better serve the expanding demand for connected and remote healthcare solutions.

Home healthcare, which includes health monitoring and management using IoT and cloud-based processing, is an emerging area for LogicMark. The long-term trend toward more home-based healthcare is a massive shift that is being driven by demographics (an aging population) and basic economics. People also value autonomy and privacy which are important factors in determining which solutions will suit the market. Consumers are beginning to enjoy the benefits of smart home technologies and online digital assistants. We believe one of the promising applications of our VoiceMatch™ technology is enabling secure commands for restricted medical access. This solution, when coupled with Nxt-ID BioCloud™, combines biometrics with encryption and distributed access control.

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

Payments and Financial Technology

We conduct our payments business through Fit Pay, a wholly owned subsidiary of Nxt-ID, which was acquired in May 2017. Fit Pay’s core technology is a proprietary platform that enables contactless payment capabilities, allowing its customers, which include manufacturers of “smart devices,” to add payment capabilities to their products. Fit Pay connects its customers to leading payment card networks, including Visa, Mastercard, Maestro and Discover, and to credit card issuing banks, globally. It successfully commercialized its third-party token service provider platform with the launch of the Garmin Pay™, which is powered by Fit Pay’s platform. Fit Pay’s technology and tokenization service enables the contactless payment feature that is included in smartwatches manufactured by Garmin International, Inc. (“Garmin”). The payment feature, which went live in the fall of 2017, is now included in 11 of Garmin’s smartwatches. In January 2019, Fit Pay extended its contactless payment functionality to another major brand, announcing that its Token Requester Management Platform (“TRM Platform”) is also enabling SwatchPAY! on four (4) new watches announced by Swatch AG.

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

Results of Operations

Comparison of three months ended March 31, 2019 and March 31, 2018

Revenue. Our revenues from continuing operations for the three months ended March 31, 2019 were $4,181,710, compared to $4,336,515 for the three months ended March 31, 2018. The decrease in our revenues for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily attributable to LogicMark’s decreased sales volume in commercial sales offset in part by a favorable shift in product sales mix from land-based products to mobile products which typically have a higher sales price on a per unit basis.

Cost of Revenue and Gross Profit. Our gross profit from continuing operations for the three months ended March 31, 2019 was $3,162,076 compared to a gross profit of $3,129,168 for the three months ended March 31, 2018. The increase in gross profit in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily attributable to the higher gross profit resulting from the favorable shift in product sales mix discussed above which was partially offset by the decreased volume in LogicMark’s commercial product sales.

Operating Expenses. Operating expenses for the three months ended March 31, 2019 totaled $2,654,425 and consisted of research and development expenses of $204,953, selling and marketing expenses of $849,513 and general and administrative expenses of $1,599,959. The research and development expenses related primarily to salaries and consulting services of $172,186. Selling and marketing expenses consisted primarily of salaries and consulting services of $185,146, amortization of intangibles of $187,845, freight charges of $155,847, merchant processing fees of $103,819, and sales commissions of $73,126. General and administrative expenses consisted of salaries and consulting services of $476,862, accrued management and employee incentives of $110,000 and legal, audit and accounting fees of $245,881. Also included in general and administrative expenses is $141,250 in non-cash stock compensation to consultants and board members.

Operating expenses for the three months ended March 31, 2018 totaled $2,934,685 and consisted of research and development expenses of $146,137, selling and marketing expenses of $1,067,810 and general and administrative expenses of $1,720,738. The research and development expenses relate primarily to salaries and consulting services of $107,031. Selling and marketing expenses consisted primarily of salaries and consulting services of $322,598, amortization of intangibles of $187,845, freight charges of $144,257, merchant processing fees of $98,232, and sales commissions of $72,168. General and administrative expenses consisted of salaries and consulting services of $461,462, accrued management and employee incentives of $225,000, legal, audit and accounting fees of $252,023. Also included in general and administrative expenses is $244,184 in non-cash stock compensation to consultants and board members.

Operating Profit. The operating profit from continuing operations for the three months ended March 31, 2019 was $507,651 compared with operating profit of $194,483 for the three months ended March 31, 2018. The increase in operating profit for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily attributable to the lower operating expenses incurred in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Net Loss from Continuing Operations. The net loss from continuing operations for the three months ended March 31, 2019 was $292,973 compared to a net loss of $676,855 for the three months ended March 31, 2018. The net loss for the three months ended March 31, 2019 was primarily attributable to the operating profit discussed above of $507,651 offset by interest expense incurred of $586,201 and an unfavorable change in fair value of contingent consideration of $214,423. The net loss from continuing operations for the three months ended March 31, 2018 was $676,855 and was primarily attributable to operating profit of $194,483 offset by interest expense incurred of $757,478 and an unfavorable change in fair value of contingent consideration of $197,709 and an income tax benefit of $83,849.

Liquidity and Capital Resources

We generated operating income from continuing operations of $507,651 and incurred a net loss from continuing operations of $292,973 for the three months ended March 31, 2019.

Cash and Working Capital. As of March 31, 2019, the Company had cash and stockholders’ equity of $1,227,803 and $14,827,899, respectively. At March 31, 2019, the Company’s continuing operations had a working capital deficiency of $1,736,869.

Cash Generated by Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for product, research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the three months ended March 31, 2019, net cash provided by operating activities totaled $765,858, which was comprised of a net loss of $292,973, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $748,519, and changes in operating assets and liabilities of positive $310,312, as compared to net cash used in operating activities of $65,450 for the three months ended March 31, 2018, which was comprised of a net loss of $676,855, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $821,276, and changes in operating assets and liabilities of negative $209,871.

Cash Used in Investing Activities. During the three months ended March 31, 2019 and 2018, we did not have any net cash used in investing activities.

Cash Provided by Financing Activities. During the three months ended March 31, 2019, net cash provided by financing activities totaled $1,267,606 and was primarily related to the net proceeds received from the sale of stock of $1,282,810 from our January 2019 At-the-Market Offering which was partially offset by fees paid in connection with equity offerings totaling $15,204. During the three months ended March 30, 2018, net cash provided by financing activities totaled $48,276 and was primarily related to the net proceeds received from the exercising of warrants into common stock of $200,000 partially offset by a pay down in short-term debt of $106,481 and fees paid in connection with equity offerings of $45,243.

Sources of Liquidity. We have generated operating income from continuing operations of $507,651 and incurred a net loss from continuing operations of $292,973 during the three months ended March 31, 2019. As of March 31, 2019, the Company (excluding discontinued operations) had a working capital deficiency of $1,736,869 and stockholders’ equity of $14,827,899. Certain of these factors raise substantial doubt about the Company’s ability to sustain operations and to continue as a going concern for at least one year from the issuance of these financial statements.

As of March 31, 2019, the Company had cash of $1,227,803.

Given our cash position at March 31, 2019, anticipated future cash proceeds from the sale of common stock from the January 2019 At-the Market Offering and our projected cash flow from operations over the next twelve months, we believe that we will have sufficient capital to sustain operations and to continue as a going concern over the next twelve months following the date of this report to alleviate such substantial doubt. In order to execute our long-term strategic plan to develop and commercialize our core products, fulfill our product development commitments and fund our obligations as they come due, we may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should we not be successful in obtaining the necessary financing, or generating sufficient revenue to fund our operations, we would need to curtail certain of our operational activities.

The Company can give no assurance that any cash raised subsequent to March 31, 2019 will be sufficient to execute its business plan or meet its obligations. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to fund its operations.

Impact of Inflation

We believe that our business has not been affected to a significant degree by inflationary trends during the past three years. However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets. We have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during the remainder of fiscal year 2019. As such, we do not believe that inflation will have a significant impact on our business during the remainder of fiscal year 2019.

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

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the three months ended March 31, 2019, included elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2019. Management has not completed such evaluation but has concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As of March 31, 2019, our management concluded that certain previously disclosed material weaknesses in our internal controls over financial reporting continue to exist. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions. Management has recently hired an assistant controller with significant experience to help address this situation.  Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can conclude that we have remediated our material weaknesses.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
10.1	LogicMark, LLC Senior Secured Credit Agreement, dated May 3, 2019
10.2	LogicMark, LLC Security Agreement, dated May 3, 2019
10.3	LogicMark, LLC Securities Pledge Agreement, dated May 3, 2019
10.4	LogicMark, LLC Intellectual Property Security Agreement, dated May 3, 2019
10.5	Guaranty, dated May 3, 2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxt-ID, Inc.

Date: May 15, 2019	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	LogicMark, LLC Senior Secured Credit Agreement, dated May 3, 2019
10.2	LogicMark, LLC Security Agreement, dated May 3, 2019
10.3	LogicMark, LLC Securities Pledge Agreement, dated May 3, 2019
10.4	LogicMark, LLC Intellectual Property Security Agreement, dated May 3, 2019
10.5	Guaranty, dated May 3, 2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.