Form 10-Q
period 2019-06-30
Nxt-ID, Inc.
filed 2019-08-19
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

As of August 12, 2019, there were 29,720,134 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash	$1,303,172	$425,189
Restricted cash	190,501	1,189,452
Accounts receivable, net	86,349	247,023
Inventory, net	1,215,649	870,513
Prepaid expenses and other current assets	448,518	443,324
Assets associated with discontinued operations	384,405	222,227
Total Current Assets	3,628,594	3,397,728
Property and equipment:
Equipment	183,044	183,044
Furniture and fixtures	89,029	89,029
Tooling and molds	643,493	630,481
	915,566	902,554
Accumulated depreciation	(793,798)	(757,198)
Property and equipment, net	121,768	145,356
Right-of-use assets	197,803	-
Goodwill	15,479,662	15,479,662
Other intangible assets, net of amortization of $2,220,252 and $1,842,475, respectively	6,384,315	6,762,092
Assets associated with discontinued operations	12,053,148	12,270,726
Total Assets	$37,865,290	$38,055,564
Liabilities, Series C Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,569,065	$1,259,129
Accrued expenses	1,514,580	1,701,561
Short-term debt	212,961	266,201
Term loan facility - current	2,062,500	998,950
Other current liabilities – contingent consideration	861,481	553,126
Liabilities associated with discontinued operations	366,435	365,293
Total Current Liabilities	6,587,022	5,144,260

Other long-term liabilities – contingent consideration	1,802,759	2,350,592
Long-term debt	266,200	372,680
Term loan facility, net of debt discount of $391,431 and $620,193, respectively, and deferred debt issuance costs of $1,735,537 and $1,102,280, respectively	12,138,657	13,278,577
Other long-term liabilities	1,145,407	-
Deferred tax liability	365,397	365,397
Liabilities associated with discontinued operations	16,501	-
Total Liabilities	22,321,943	21,511,506
Commitments and Contingencies
Series C Preferred Stock
Series C Preferred Stock, par value $0.0001 per share: 2,000 shares designated; 2,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,807,300	1,807,300
Stockholders’ Equity
Preferred Stock, par value $0.0001 per share: 10,000,000 shares authorized
Series A Preferred Stock, par value $0.0001 per share: 3,125,000 shares designated; 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Series B Preferred Stock, par value $0.0001 per share: 4,500,000 shares designated; 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Common Stock, par value $0.0001 per share: 100,000,000 shares authorized; 29,680,561 and 25,228,072 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2,968	2,523
Additional paid-in capital	68,403,389	64,748,871
Accumulated deficit	(54,670,310)	(50,014,636)
Total Stockholders’ Equity	13,736,047	14,736,758
Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$37,865,290	$38,055,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

Revenues	$8,668,521	$8,715,045
Cost of goods sold	2,098,967	2,402,891

Gross Profit	6,569,554	6,312,154

Operating Expenses
General and administrative	3,146,589	3,390,981
Selling and marketing	1,743,583	1,958,872
Research and development	608,280	321,523

Total Operating Expenses	5,498,452	5,671,376

Operating Income	1,071,102	640,778

Other Income and (Expense)
Interest expense	(1,277,468)	(1,798,367)
Loss on extinguishment of debt	(2,343,879)	(68,213)
Change in fair value of contingent consideration	85,111	316,318
Total Other Expense, Net	(3,536,236)	(1,550,262)

Loss before Income Taxes	(2,465,134)	(909,484)
Income Tax Benefit	-	167,698

Loss from Continuing Operations	(2,465,134)	(741,786)
Loss from Discontinued Operations	(2,190,540)	(1,869,839)
Net Loss	(4,655,674)	(2,611,625)
Preferred stock dividends	(100,000)	(50,000)

Net Loss applicable to Common Stockholders	$(4,755,674)	$(2,661,625)
Loss Per Share from Continuing Operations – Basic and Diluted	$(0.09)	$(0.03)
Loss Per Share from Discontinued Operations – Basic and diluted	$(0.08)	$(0.08)

Net Loss Per Share – Basic and Diluted	$(0.17)	$(0.11)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	27,624,003	24,265,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,
	2019	2018

Revenues	$4,486,811	$4,378,530
Cost of goods sold	1,079,333	1,195,544

Gross Profit	3,407,478	3,182,986

Operating Expenses
General and administrative	1,546,630	1,670,243
Selling and marketing	894,070	891,062
Research and development	403,327	175,386

Total Operating Expenses	2,844,027	2,736,691

Operating Income	563,451	446,295

Other Income and (Expense)
Interest expense	(691,267)	(1,040,889)
Loss on extinguishment of debt	(2,343,879)	(68,213)
Change in fair value of contingent consideration	299,534	514,027
Total Other Expense, Net	(2,735,612)	(595,075)

Loss before Income Taxes	(2,172,161)	(148,780)
Income Tax Benefit	-	83,849

Loss from Continuing Operations	(2,172,161)	(64,931)
Loss from Discontinued Operations	(1,184,966)	(933,881)
Net Loss	(3,357,127)	(998,812)
Preferred stock dividends	(75,000)	(25,000)

Net Loss applicable to Common Stockholders	$(3,432,127)	$(1,023,812)
Loss Per Share from Continuing Operations – Basic and Diluted	$(0.08)	$(0.00)
Loss Per Share from Discontinued Operations – Basic and diluted	$(0.04)	$(0.04)

Net Loss Per Share – Basic and Diluted	$(0.12)	$(0.04)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	29,234,248	24,436,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2019	-	$-	25,228,072	$2,523	$64,748,871	$(50,014,636)	$14,736,758

Issuance of common stock for services			609,910	61	446,929	-	446,990

Issuance of common stock for cash, net of fees			3,553,363	355	3,197,455	-	3,197,810

Shares issued in connection with the management incentive plan for 2017 and 2018			289,216	29	216,238	-	216,267

Fees incurred in connection with equity offerings			-	-	(106,104)	-	(106,104)

Net loss			-	-	-	(4,655,674)	(4,655,674)

Preferred stock dividends					(100,000)		(100,000)
Balance - June 30, 2019	-	$-	29,680,561	$2,968	$68,403,389	$(54,670,310)	$13,736,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – April 1, 2019	-	$-	26,564,921	$2,656	$66,138,426	$(51,313,183)	$14,827,899

Issuance of common stock for services			397,288	40	261,700	-	261,740

Issuance of common stock for cash, net of fees			2,469,136	247	1,914,753	-	1,915,000

Shares issued in connection with the management incentive plan for 2017 and 2018			249,216	25	169,442	-	169,467

Fees incurred in connection with equity offerings			-	-	(5,932)	-	(5,932)

Net loss			-	-	-	(3,357,127)	(3,357,127)

Preferred stock dividends					(75,000)		(75,000)
Balance – June 30, 2019	-	$-	29,680,561	$2,968	$68,403,389	$(54,670,310)	$13,736,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2018	-	$-	23,583,593	$2,358	$62,052,483	$(42,924,674)	$19,130,167

Issuance of common stock for services			201,107	20	398,213	-	398,233

Exercise of common stock purchase warrants for cash			100,000	10	199,990	-	200,000

Exercise of common stock purchase warrants on a cashless basis			437,018	44	(44)	-	-

Warrants issued in connection with debt refinancing			-	-	705,541	-	705,541

Shares issued in connection with the payment interest expense			26,509	3	59,377	-	59,380

Shares issued in connection with the management incentive plan for 2017			163,435	16	353,003	-	353,019

Fees incurred in connection with equity offerings			-	-	(70,611)	-	(70,611)

Net loss			-	-	-	(2,611,625)	(2,611,625)

Preferred stock dividends					(50,000)		(50,000)
Balance - June 30, 2018	-	$-	24,511,662	$2,451	$63,647,952	$(45,536,299)	$18,114,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - April 1, 2018	-	$-	24,400,301	$2,440	$62,760,536	$(44,537,487)	$18,225,489

Issuance of common stock for services			84,852	8	147,498	-	147,506

Shares issued in connection with the payment of interest expense			26,509	3	59,377	-	59,380

Warrants issued in connection with debt refinancing			-	-	705,541	-	705,541

Net loss			-	-	-	(998,812)	(998,812)

Preferred stock dividends					(25,000)		(25,000)
Balance - June 30, 2018	-	$-	24,511,662	$2,451	$63,647,952	$(45,536,299)	$18,114,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

Cash Flows from Operating Activities
Net Loss	$(4,655,674)	$(2,611,625)
Loss from discontinued operations	(2,190,540)	(1,869,839)
Loss from continuing operations	(2,465,134)	(741,786)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation	36,600	61,061
Stock based compensation	417,667	650,305
Amortization of debt discount	70,001	14,794
Amortization of intangible assets	377,777	377,777
Amortization of deferred debt issuance costs	183,421	166,324
Change in fair value of contingent consideration	(85,111)	(316,318)
Loss on extinguishment of debt	2,343,879	60,713
Deferred taxes	-	(167,698)
Changes in operating assets and liabilities:
Accounts receivable	160,674	40,018
Inventory	(345,136)	(162,450)
Prepaid expenses and other current assets	(72,031)	(182,209)
Accounts payable	245,559	131,375
Accrued expenses	(199,505)	(1,123,896)
Total Adjustments	3,133,795	(450,204)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	668,661	(1,191,990)

Cash flows from Investing Activities
Pay down of contingent consideration	(154,367)	(3,156,088)
Purchase of equipment	(7,067)	(2,252)
Net Cash Used in Investing Activities of Continuing Operations	(161,434)	(3,158,340)

Cash Flows from Financing Activities
Pay down of short-term debt	(159,720)	(159,721)
Proceeds received in connection with issuance of common stock, net	3,197,810	-
Repayment of term debt with Sagard Capital	(16,000,000)	-
Term loan borrowings, net of deferred debt issue costs	14,670,579	14,906,030
Revolver pay down, net	-	(12,000,000)
Term loan repayment	(171,875)	-
Payment of closing related fees	(47,672)	(45,243)
Proceeds from exercise of common stock warrants	-	200,000
Net Cash Provided by Financing Activities of Continuing Operations	1,489,122	2,901,066
Net Increase (Decrease) in Cash and Restricted Cash from Continuing Operations	1,996,349	(1,449,264)

Cash Flows from Discontinued Operations:
Cash used by operating activities of discontinued operations	(2,095,468)	(2,393,485)
Cash used in investing activities of discontinued operations	(21,849)	(6,866)
Net Cash Used by Discontinued Operations	(2,117,317)	(2,400,351)
Net Decrease in Cash and Restricted Cash	(120,968)	(3,849,615)
Cash and Restricted Cash – Beginning of Period	1,614,641	5,676,786
Cash and Restricted Cash – End of Period	$1,493,673	$1,827,171
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$851,256	$2,188,137
Taxes	$11,359	$13,775
Non-cash financing activities:
Accrued fees incurred in connection with equity offerings	$58,432	$25,362
Accrued Series C Preferred Stock dividends	$25,000	$25,000
Common Stock issued in connection with management incentive plans	$216,267	$353,019

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

On September 21, 2018, the Company announced that its board of directors approved a plan to separate the Company’s financial technology business from our healthcare business into an independent publicly traded company. The Company planned to distribute shares of PartX, Inc., a newly created company and wholly-owned subsidiary of the Company (“PartX”), to our stockholders through the execution of a spin-off. As a result, the Company reclassified its financial technology business to discontinued operations for all periods reported (See Note 4). Our financial technology business is comprised of our Fit Pay subsidiary and the intellectual property developed by the Company, including the Flye Smartcard and the Wocket. On April 29, 2019, a Registration Statement on Form 10 was filed by PartX with the SEC in connection with the planned spin-off of our payments, authentication and credential management business. On August 19, 2019, the Company’s subsidiary, PartX notified the SEC that it was withdrawing the Registration Statement on Form 10 as PartX was unable to secure sufficient investment within the time period specified in the term loan agreement with CrowdOut Capital to separately fund the spinoff. With the approval of the Company’s board of directors, and in accordance with the terms and conditions set forth in the term loan facility from CrowdOut Capital, the Company entered into a non-binding letter of intent for a potential sale of its FitPay subsidiary, excluding certain assets on August 6, 2019. In connection with the letter of intent, the prospective purchaser advanced $500,000 of non-interest bearing working capital for FitPay. Should the Company decide not to proceed with the transaction, the advance is repayable to the prospective purchaser, and should the prospective purchaser decide not to proceed with the transaction, the unspent balance of the advance is repayable to the prospective purchaser. The Company is currently evaluating whether these circumstances constitute a triggering event which would require an evaluation of the goodwill associated with the Company’s Fit Pay subsidiary. The Company will reassess the Fit Pay related goodwill when it performs its annual impairment testing in the third quarter of 2019.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2019, and for the six and three months ended June 30, 2019 and 2018 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2019 and the condensed consolidated statements of operations and changes in equity for the six and three months ended June 30, 2019 and June 30, 2018 and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and June 30, 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the six and three months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, or for any future interim period. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and the notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 1, 2019.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Liquidity And Management Plans

The Company generated operating income from continuing operations of $1,071,102 and incurred a net loss from continuing operations of $2,465,134 during the six months ended June 30, 2019. Certain of these factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these financial statements. However, given the Company’s cash position at June 30, 2019 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations over the next twelve months following the date of this filing to alleviate such substantial doubt. As of June 30, 2019, the Company (excluding discontinued operations) had a working capital deficiency of $2,976,398 and stockholders’ equity of $13,736,047. In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, fulfill its product development commitments and fund its obligations as they come due, the Company may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should the Company not be successful in obtaining the necessary financing, or generate sufficient revenue to fund its operations, the Company would need to engage in certain cost containment efforts, and/or curtail certain of its operational activities. See Note 8 for default notices and respective waivers received by the Company subsequent to June 30, 2019.

Cash and restricted cash, as presented on the Company’s condensed consolidated statements of cash flows, consists of $1,303,172 and $190,501, as of June 30, 2019, respectively, and $1,313,305 and $513,866 as of June 30, 2018, respectively.

During the six months ended June 30, 2019, the Company received net proceeds of $3,197,810 from the sale of common stock in connection with the January 2019 At-the-Market Offering (See Note 6). However, the Company can give no assurance that any cash raised subsequent to June 30, 2019 will be sufficient to execute its business plan or meet its obligations. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

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

Revenue Recognition

The Company’s revenues consist of product sales to either end customers or to distributors and its sales are recognized at a point-in-time under the core principle of recognizing revenue when control of the product transfers to the customer. The Company recognizes revenue when it ships or delivers the product from its fulfillment center to its customer, when the customer accepts and has legal title of the product, and the Company has a present right to payment for the product. For the six months ended June 30, 2019 and 2018, the Company had no sales recognized over time. The Company invoices its customers at the same time that the Company’s performance obligation is satisfied. The Company generally receives customer orders with a specified delivery date and orders typically fluctuate from month-to-month based on customer demand and general business conditions.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company offers standard product warranty coverage which provides assurance that the Company’s products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment. The Company’s warranty liabilities and related expense have not been material and were not material in the accompanying condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the six months ended June 30, 2019 and 2018.

Accounts Receivable

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At June 30, 2019 and December 31, 2018, the Company had an allowance for doubtful accounts of $126,733.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of June 30, 2019, inventory was comprised of $150,569 in raw materials and $1,065,080 in finished goods on hand. Inventory at December 31, 2018 was comprised of $870,513 in finished goods on hand. The Company is required to prepay for certain inventory with certain vendors until credit terms can be established. As of June 30, 2019 and December 31, 2018, the Company had prepaid inventory of $243,030 and $317,488, respectively. These prepayments were made primarily for finished goods inventory, and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Other Intangible Assets

At June 30, 2019, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $3,006,328; trademarks of $1,073,066; and customer relationships of $2,304,921. At December 31, 2018, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $3,191,159; trademarks of $1,104,246; and customer relationships of $2,466,687. The Company will continue amortizing these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the six and three months ended June 30, 2019, the Company had amortization expense of $377,777 and $189,932, respectively, related to the LogicMark intangible assets. During the six and three months ended June 30, 2018, the Company had amortization expense of $377,777 and $189,932, respectively, related to the LogicMark intangible assets.

As of June 30, 2019, total amortization expense estimated for the remainder of fiscal year 2019 is approximately $381,000, and for each of the next five fiscal years, 2020 through 2024, the total amortization expense is estimated to be as follows: 2020 - $762,000; 2021 - $762,000; 2022 - $762,000; 2023 - $762,000; and 2024 - $762,000.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of shares of common stock outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of warrants to purchase 7,206,584 shares of common stock as of June 30, 2019 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of June 30, 2018, potentially dilutive securities from the exercise of warrants to purchase 5,090,352 shares of common stock were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

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

In July 2017, the FASB issued ASU 2017-11, “I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, “Distinguishing Liabilities from Equity,” because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. This ASU was adopted and did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company adopted Topic 842 on January 1, 2019 using the updated modified retrospective transition approach allowed under ASU 2018-11 and did not restate prior periods. The Company recognized ROU assets and related lease liabilities on its condensed consolidated balance sheet as of January 1, 2019 of approximately $267,516 and $269,820, respectively, related to its operating lease commitments, and there was no cumulative impact on retained earnings as of January 1, 2019. Topic 842 did not have a material impact on the Company’s condensed consolidated statements of income and condensed consolidated statements of cash flow for the six months ended June 30, 2019, nor did it have any impact on the Company’s compliance with debt covenants. The adoption of Topic 842 provided various optional practical expedients in transition, some of which the Company elected. Going forward, the impact of Topic 842 on the Company’s consolidated financial statements will be dependent upon the Company’s lease portfolio. The accounting for finance leases (formerly referred to as “capital leases”) remains substantially unchanged. See Note 7 herein for further details regarding the impact of the adoption of Topic 842 and other information related to the Company’s lease portfolio.

Other recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Discontinued Operations

The following table presents the assets and liabilities related to the financial technology product line classified as assets and liabilities associated with discontinued operations (See Note 1) in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Accounts receivable, net	$239,164	$125,318
Inventory	5,018	-
Prepaid expenses and other current assets	140,223	96,909
Total current assets associated with discontinued operations	$384,405	$222,227
Property and equipment, net	52,123	38,793
Right-of-use assets	76,583	-
Goodwill	9,119,709	9,119,709
Other intangible assets	2,804,733	3,112,224
Total non-current assets associated with discontinued operations	$12,053,148	$12,270,726

Accounts payable	$167,971	$175,982
Accrued expenses	195,964	185,978
Customer deposits	2,500	3,333
Total current liabilities associated with discontinued operations	$366,435	$365,293
Other long-term liabilities	16,501	-
Total non-current liabilities associated with discontinued operations	$16,501	$-

The following table represents the financial results of the discontinued operations for the six and three months ended June 30, 2019 and 2018:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales	$454,062	$1,399,268	$232,586	$805,175
Cost of sales	121,876	727,718	58,895	465,586
Gross profit	332,186	671,550	173,691	339,589
Operating expenses	2,519,601	2,540,662	1,357,243	1,273,470
Interest expense	3,125	727	1,414	-
Loss from discontinued operations	$(2,190,540)	$(1,869,839)	$(1,184,966)	$(933,881)

(1)	The contingent liability associated with the earn-out payment due to certain of the Fit Pay legacy shareholders is not included in discontinued operations.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Debt refinancings

On May 24, 2018, LogicMark, a wholly owned subsidiary of Nxt-ID, entered into a Senior Secured Credit Agreement (the “Credit Agreement”) with the lenders thereto and Sagard Holdings Manager LP, as administrative agent and collateral agent for the lenders party to the Credit Agreement (collectively, the “Lender”), whereby the Lender extended a term loan (the “Term Loan”) to LogicMark in the principal amount of $16,000,000. The original maturity date of the Term Loan was May 24, 2023. The Term Loan Facility with Sagard Holdings Manager LP was repaid on May 3, 2019 with Term Loan proceeds received from CrowdOut Capital LLC (see below). The outstanding principal amount of the Term Loan bears interest at a rate of LIBOR, adjusted monthly, plus 9.5% per annum (approximately 11.99% as of April 30, 2019). The Company incurred $1,253,970 in deferred debt issue costs related to the Term Loan. During the six and three months ended June 30, 2019, the Company amortized $86,969 and $24,270, respectively of the deferred debt issue costs which is included in interest expense in the condensed consolidated statement of operations.

On May 24, 2018 the Company recorded a debt discount of $705,541. The debt discount is attributable to the aggregate fair value on the issuance date of both Sagard Warrants. The debt discount is being amortized using the effective interest method over the five-year term of the Term Loan. During the six and three months ended June 30, 2019, the Company recorded $48,933 of debt discount amortization related to the Sagard Warrants. The debt discount amortization is included as part of interest expense in the condensed consolidated statement of operations.

On May 3, 2019, LogicMark completed the closing of a $16,500,000 senior secured term loan with the lenders thereto and CrowdOut Capital LLC, as administrative agent. The Company used the proceeds from the term loan to repay LogicMark’s existing term loan facility with Sagard Holdings Manager LP and to pay other costs related to the refinancing. The maturity date of the Term Loan is May 3, 2021 and requires the Company to make minimum principal payments over the three-year term amortized over 96 months. Since the inception of the refinancing, the Company has made one principal repayment of $171,875 through June 30, 2019. The outstanding principal amount of the Term Loan bears interest at a rate of LIBOR, adjusted monthly, plus 11.0% per annum (approximately 13.40% as of June 30, 2019). The Company incurred $412,500 in original issue discount for closing related fees charged by the Lender. During the six and three months ended June 30, 2019, the Company amortized $21,069 of the original issue discount which is included in interest expense in the condensed consolidated statement of operations. At June 30, 2019 the unamortized balance of the original issue discount was $391,431. The Company also incurred $1,831,989 in deferred debt issue costs related to the Term Loan. The deferred debt issue costs include an exit fee of $1,072,500 which is equivalent to 6.5% of the term loan amount borrowed from CrowdOut Capital. The exit fee is due to CrowdOut Capital upon the earlier of final repayment of the term loan facility or the maturity date. The liability for the exit fee is included as part of other long-term liabilities in the Company’s condensed consolidated balance sheet. During the six and three months ended June 30, 2019, the Company amortized $96,452 of the deferred debt issue costs which is included in interest expense in the condensed consolidated statement of operations. At June 30, 2019 the unamortized balance of deferred debt issue costs was $1,735,537.

In connection with the Term Loan refinancing on May 3, 2019, the Company incurred a loss on extinguishment of debt of $2,343,879 which included the write off of unamortized deferred debt issuance costs and note discount of $1,015,311 and $571,260, respectively resulting from the May 24, 2018 Term Loan facility with Sagard Holdings Manager LP and a yield maintenance premium, a prepayment penalty and legal fees due to Sagard Holdings Manager L.P. totaling $757,308.

The Credit Agreement contains customary financial covenants. As of June 30, 2019, the Company was in compliance with such covenants. See Note 8.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Stockholders’ Equity

January 2019 At-the-Market Offering

On  January 8, 2019, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“A.G.P.”) for an at-the-market offering, pursuant to which the Company may sell, at its option, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $15 million to or through A.G.P., as sales agent. The Company will pay A.G.P. commissions for its services in acting as the Company’s sales agent in the sale of its common stock pursuant to the sales agreement. A.G.P. will be entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock on the Company’s behalf pursuant to the sales agreement. The Company also has agreed to reimburse A.G.P. for its reasonable out-of-pocket expenses, including the fees and disbursements of counsel to A.G.P., incurred in connection with the offering, in an amount not to exceed $35,000. During the six months ended June 30, 2019, the Company received $3,197,810 in net proceeds from the sale of 3,553,363 shares of its common stock under the sales agreement with A.G.P. In connection with the April 2, 2019 securities purchase agreement under the sales agreement with A.G.P. The Company also issued to the investor for no additional consideration common stock purchase warrants to purchase 2,469,136 shares of common stock. The warrants are exercisable upon issuance at an exercise price of $1.05 and expire as the fifth (5th) anniversary of the initial exercise date.

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

During the six months ended June 30, 2019, the Company issued an aggregate of 247,805 shares of common stock under the LTIP to five (5) non-employee directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $200,000.

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

In addition, during the six months ended June 30, 2019, the Company issued 289,216 shares of common stock with an aggregate fair value of $216,267 to certain non-executive employees related to the Company’s 2017 and 2018 management incentive plan.

During the six months ended June 30, 2019, the Company accrued $110,000 of management and employee bonus expense.

During the six months ended June 30, 2019, the Company issued 362,105 shares of common stock with a fair value of $246,990 to non-employees for services rendered.

Warrants

As of June 30, 2019, the Company had outstanding warrants to purchase an aggregate of 7,206,584 shares of common stock with a weighted average exercise price and remaining life of $3.76 and 3.73 years, respectively. At June 30, 2019, the warrants had no aggregate intrinsic value. During the six months ended June 30, 2019, warrants to purchase an aggregate of 352,904 shares of common stock with a weighted-average exercise price of $8.73 expired.

Series C Preferred Stock

On June 11, 2019, the Company made a retroactive dividend payment adjustment of $50,000 to the Series C Preferred Stockholders pursuant to the terms and conditions set forth in the Certificate of Designations, Preferences and Rights of the Series C Non-Convertible Voting Preferred Stock.

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

For the six months ended June 30, 2019, total operating lease cost was $83,216 and is recorded in cost of sales and selling, general and administrative expenses, dependent on the nature of the leased asset. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable lease for the remainder of 2019 as well as each of the next five years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on the Company’s condensed consolidated balance sheet, as of June 30, 2019:

Year Ending December 31,

2019 (excluding the six months ended June 30, 2019)	$84,682
2020	88,827
2021	23,279
2022	18,186
2023	12,124
Total future minimum lease payments	$227,098
Less imputed interest	(26,605)
Total present value of future minimum lease payments	$200,493

Nxt-ID, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2019

Operating lease right-of-use assets	$197,803

Other accrued expenses	$127,586
Other long-term liabilities	$72,907
$200,493

As of June 30, 2019

Weighted Average Remaining Lease Term	1.4 years
Weighted Average Discount Rate	11.74%

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

Debt Maturity

The maturity of the Company’s debt is as follows:

2019 (remainder)	$965,855
2020	2,275,461
2021	2,222,220
2022	11,343,750
Total debt	$16,807,286

Note 8 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On July 1, 2019, the Company issued 9,973 shares of its common stock for the payment of services with a grant date fair value of $7,500.

Subsequent to June 30, 2019, the Company received $16,250 in gross proceeds from the sale of 29,600 shares of its common stock under the January 2019 At-the-Market Offering.

On July 23, 2019, the Company received a notice of default from CrowdOut Capital regarding a non-financial covenant breach relating to the Company’s unsuccessful effort to spin off the Fintech business by July 2, 2019, in accordance with the terms and conditions set forth in the term loan agreement. On July 25, 2019, the Company provided CrowdOut Capital with an amendment to the pledge agreement whereby the assets of the Company’s Fit Pay subsidiary were included as part of the securitization of the term loan facility and Fit Pay became a guarantor of the term debt facility with CrowdOut Capital. On July 25, 2019, the Company received a waiver of this default from CrowdOut Capital.

On July 23, 2019, the Company received a notice of default from Michael J. Orlando, a board member of Nxt-ID, Inc. and president of the Company’s Fit Pay subsidiary regarding the Company’s failure to make a quarterly principal payment plus accrued interest to Mr. Orlando which was due on July 1, 2019 pursuant to the promissory note dated May 19, 2017. The Company has subsequently made this payment installment including the accrued interest on August 6, 2019. Mr. Orlando has waived this default through August 23, 2019.

On August 19, 2019, the Company’s subsidiary, PartX notified the SEC that it was withdrawing the Registration Statement on Form 10 as PartX was unable to secure sufficient investment within the time period specified in the term loan agreement with CrowdOut Capital to separately fund the spinoff. With the approval of the Company’s board of directors, and in accordance with the terms and conditions set forth in the term loan facility from CrowdOut Capital, the Company entered into a non-binding letter of intent for a potential sale of its FitPay subsidiary, excluding certain assets on August 6, 2019. In connection with the letter of intent, the prospective purchaser advanced $500,000 of non-interest bearing working capital for FitPay. Should the Company decide not to proceed with the transaction, the advance is repayable to the prospective purchaser, and should the prospective purchaser decide not to proceed with the transaction, the unspent balance of the advance is repayable to the prospective purchaser. The Company is currently evaluating whether these circumstances constitute a triggering event which would require an evaluation of the goodwill associated with the Company’s Fit Pay subsidiary. The Company will reassess the Fit Pay related goodwill when it performs its annual impairment testing in the third quarter of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the six and three months ended June 30, 2019 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

On September 21, 2018, we announced that our board of directors approved a plan to separate our financial technology business from our healthcare business into an independent publicly traded company. We planned to distribute shares of PartX, Inc., a newly created company and wholly-owned subsidiary of the Company (“PartX”), to our stockholders through the execution of a spin-off. As a result, we reclassified our financial technology business to discontinued operations for all periods reported (See Note 4). Our financial technology business is comprised of our Fit Pay subsidiary and the intellectual property developed by the Company, including the Flye Smartcard and the Wocket. On April 29, 2019, a Registration Statement on Form 10 was filed by PartX with the SEC in connection with the planned spin-off of our payments, authentication and credential management business. On August 19, 2019, our subsidiary, PartX notified the SEC that it was withdrawing the Registration Statement on Form 10 as PartX was unable to secure sufficient investment within the time period specified in the term loan agreement with CrowdOut Capital to separately fund the spinoff. With the approval of the our board of directors, and in accordance with the terms and conditions set forth in the term loan facility from CrowdOut Capital, we entered into a non-binding letter of intent for a potential sale of our FitPay subsidiary, excluding certain assets on August 6, 2019. In connection with the letter of intent, the prospective purchaser advanced $500,000 of non-interest bearing working capital for FitPay. Should we decide not to proceed with the transaction, the advance is repayable to the prospective purchaser, and should the prospective purchaser decide not to proceed with the transaction, the unspent balance of the advance is repayable to the prospective purchaser. We are currently evaluating whether these circumstances constitute a triggering event which would require an evaluation of the goodwill associated with our Fit Pay subsidiary. We will reassess the Fit Pay related goodwill when we performs our annual impairment testing in the third quarter of 2019.

On July 23, 2019, we received a notice of default from CrowdOut Capital regarding a non-financial covenant breach relating to our unsuccessful effort to spin-off the Fintech business by July 2, 2019, in accordance with the terms and conditions set forth in the term loan agreement. On July 25, 2019, we provided CrowdOut Capital with an amendment to the pledge agreement whereby the assets of our Fit Pay subsidiary were included as part of the securitization of the term loan facility and Fit Pay became a guarantor of the term debt facility with CrowdOut Capital. On July 25, 2019, we received a waiver of this default from CrowdOut Capital.

On July 23, 2019, we received a notice of default from Michael J. Orlando, a board member of Nxt-ID, Inc. and president of our Fit Pay subsidiary regarding our failure to make a quarterly principal payment plus accrued interest to Mr. Orlando which was due on July 1, 2019 pursuant to the promissory note dated May 19, 2017. We subsequently made this payment installment including the accrued interest on August 6, 2019. Mr. Orlando has waived this default through August 23, 2019.

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

PERS devices are used to call for help and medical care during an emergency. These devices are also used by a wide patient pool, as well as the general population, to ensure safety and security when living or traveling alone. The global medical alert systems market caters to different end-users across the healthcare industry, including individual users, hospitals and clinics, assisted living facilities and senior living facilities. The growing demand for home healthcare devices is mainly driven by an aging population and rising healthcare costs worldwide. We believe that these trends will lead to an increase in the usage of medical alert systems across the globe, as they offer safety and medical security while being affordable and accessible.

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

Results of Operations

Comparison of six and three months ended June 30, 2019 and June 30, 2018

Revenue. Our revenues from continuing operations for the six and three months ended June 30, 2019 were $8,668,521 and $4,486,811, respectively, compared to $8,715,045 and $4,378,530, respectively for the six and three months ended June 30, 2018. Our revenues are essentially flat for the six and three months ended June 30, 2019 as compared to the six and three months ended June 30, 2018; however we are experiencing decreased sales volume in LogicMark’s commercial sales which were partially offset by a favorable shift in product sales mix from land-based products to mobile products which typically have a higher sales price on a per-unit basis.

Cost of Revenue and Gross Profit. Our gross profit from continuing operations for the six and three months ended June 30, 2019 was $6,569,554 and $3,407,478, respectively, compared to a gross profit of $6,312,154 and $3,182,986, respectively for the six and three months ended June 30, 2018. The increase in gross profit in the six and three months ended June 30, 2019 as compared to the six and three months ended June 30, 2018 is primarily attributable to the higher gross profit resulting from the favorable shift in product sales mix discussed above which was partially offset by the decreased volume in LogicMark’s commercial product sales.

Operating Expenses. Operating expenses for the six months ended June 30, 2019 totaled $5,498,452 and consisted of research and development expenses of $608,280, selling and marketing expenses of $1,743,583 and general and administrative expenses of $3,146,589. The research and development expenses related primarily to salaries and consulting services of $519,464. Selling and marketing expenses consisted primarily of salaries and consulting services of $302,974, amortization of intangibles of $377,777, freight charges of $324,882, merchant processing fees of $211,465, and sales commissions of $148,921. General and administrative expenses consisted of salaries and consulting services of $943,410, accrued management and employee incentives of $185,000 and legal, audit and accounting fees of $422,726. Also included in general and administrative expenses is $266,780 in non-cash stock compensation to consultants and board members.

Operating expenses for the six months ended June 30, 2018 totaled $5,671,376 and consisted of research and development expenses of $321,523, selling and marketing expenses of $1,958,872 and general and administrative expenses of $3,390,981. The research and development expenses relate primarily to salaries and consulting services of $249,034. Selling and marketing expenses consisted primarily of salaries and consulting services of $562,087, amortization of intangibles of $377,777, freight charges of $304,885, merchant processing fees of $199,396, and sales commissions of $145,195. General and administrative expenses consisted of salaries and consulting services of $936,743, accrued management and employee incentives of $425,000, legal, audit and accounting fees of $403,593. Also included in general and administrative expenses is $425,315 in non-cash stock compensation to consultants and board members.

Operating expenses for the three months ended June 30, 2019 totaled $2,844,027 and consisted of research and development expenses of $403,327, selling and marketing expenses of $894,070 and general and administrative expenses of $1,546,630. The research and development expenses related primarily to salaries and consulting services of $346,679. Selling and marketing expenses consisted primarily of salaries and consulting services of $117,828, amortization of intangibles of $189,932, freight charges of $169,040, merchant processing fees of $107,640, and sales commissions of $75,795. General and administrative expenses consisted of salaries and consulting services of $466,547, accrued management and employee incentives of $74,785 and legal, audit and accounting fees of $176,845. Also included in general and administrative expenses is $125,530 in non-cash stock compensation to consultants and board members.

Operating expenses for the three months ended June 30, 2018 totaled $2,736,691 and consisted of research and development expenses of $175,386, selling and marketing expenses of $891,062 and general and administrative expenses of $1,670,243. The research and development expenses relate primarily to salaries and consulting services of $142,003. Selling and marketing expenses consisted primarily of salaries and consulting services of $239,489, amortization of intangibles of $189,932, freight charges of $160,628, merchant processing fees of $101,164, and sales commissions of $73,027. General and administrative expenses consisted of salaries and consulting services of $475,281, accrued management and employee incentives of $200,000, legal, audit and accounting fees of $151,570. Also included in general and administrative expenses is $181,131 in non-cash stock compensation to consultants and board members.

Operating Profit. The operating profit from continuing operations for the six and three months ended June 30, 2019 was $1,071,102 and $563,451, respectively, compared with operating profit of $640,778 and $446,295, respectively for the six and three months ended June 30, 2018. The increase in operating profit for the six and three months ended June 30, 2019 as compared to the six and three months ended June 30, 2018 is primarily attributable to the higher gross profit discussed above and lower operating expenses incurred in the six and three months ended June 30, 2019 as compared to the six and three months ended June 30, 2018.

Net Loss from Continuing Operations. The net loss from continuing operations for the six months ended June 30, 2019 was $2,465,134 compared to a net loss of $741,786 for the six months ended June 30, 2018. The net loss for the six months ended June 30, 2019 was primarily attributable to the operating profit discussed above of $1,071,102 and a favorable change in fair value of contingent consideration of $85,111, all of which was offset by interest expense incurred of $1,277,468 and a loss on the extinguishment of debt of $2,343,879. The net loss from continuing operations for the six months ended June 30, 2018 was $741,786 and was primarily attributable to operating profit of $640,778 offset by interest expense incurred of $1,798,367, and a loss on extinguishment of debt of $68,213, all of which was partially offset by a favorable change in fair value of contingent consideration related to the acquisition of Fit Pay of $316,318 and an income tax benefit of $167,698.

The net loss from continuing operations for the three months ended June 30, 2019 was $2,172,161 compared to a net loss of $64,931 for the three months ended June 30, 2018. The net loss for the three months ended June 30, 2019 was primarily attributable to the operating profit discussed above of $563,451 and a favorable change in fair value of contingent consideration of $299,534, all of which was offset by interest expense incurred of $691,267 and a loss on the extinguishment of debt of $2,343,879. The net loss from continuing operations for the six months ended June 30, 2018 was $64,931 and was primarily attributable to operating profit of $446,295 offset by interest expense incurred of $1,040,889 and a loss on extinguishment of debt of $68,213, all of which was partially offset by a favorable change in fair value of contingent consideration related to the acquisition of Fit Pay of $514,027 and an income tax benefit of $83,849.

Liquidity and Capital Resources

We generated operating income from continuing operations of $1,071,102 and incurred a net loss from continuing operations of $2,465,134 for the six months ended June 30, 2019.

Cash and Working Capital. As of June 30, 2019, the Company had cash and stockholders’ equity of $1,303,172 and $13,736,047, respectively. At June 30, 2019, the Company’s continuing operations had a working capital deficiency of $2,976,398.

Cash Generated by Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for product, research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the six months ended June 30, 2019, net cash provided by operating activities totaled $668,661, which was comprised of a net loss of $2,465,134, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $3,344,234, and changes in operating assets and liabilities of negative $210,439, as compared to net cash used in operating activities of $1,191,990 for the six months ended June 30, 2018, which was comprised of a net loss of $741,786, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $846,958, and changes in operating assets and liabilities of negative $1,297,162.

Cash Used in Investing Activities. During the six months ended June 30, 2019 net cash used in investing activities totaled $161,434 and was primarily related to a earn out payment of $154,367 to the Fit Pay Sellers and the purchase of equipment of $7,067. During the six months ended June 30, 2018 net cash used in investing activities totaled $3,158,340 and was primarily related to a earn out payment of $3,156,088 to the LogicMark Sellers and the purchase of equipment of $2,252.

Cash Provided by Financing Activities. During the six months ended June 30, 2019, net cash provided by financing activities totaled $1,489,122 and was primarily related to the net proceeds received of $3,197,810 from the sale of stock from our January 2019 At-the-Market Offering and $14,670,579 in net proceeds received from the refinancing with CrowdOut Capital, which closed on May 3, 2019 all of which was partially offset by the pay down of $16,000,000 related to the term loan facility with Sagard Holdings Manager, L.P., pay downs in short-term debt of $159,720, a scheduled term loan repayment of $171,875 and fees paid in connection with equity offerings totaling $47,672. During the six months ended June 30, 2018, net cash provided by financing activities totaled $2,901,066 and was primarily related to the proceeds received from the exercising of warrants into common stock of $200,000 and $14,906,030 in net proceeds received from the refinancing with Sagard Holdings Manager, LP, which closed on May 24, 2018 all of which was partially offset by the net pay down of $12,000,000 related to the revolver facility with ExWorks Capital Fund I, L.P., pay downs in short-term debt of $159,721 and fees paid in connection with equity offerings of $45,243.

Sources of Liquidity. We have generated operating income from continuing operations of $1,071,102 and incurred a net loss from continuing operations of $2,465,134 during the six months ended June 30, 2019. As of June 30, 2019, the Company (excluding discontinued operations) had a working capital deficiency of $2,976,398 and stockholders’ equity of $13,736,047. Certain of these factors raise substantial doubt about the Company’s ability to sustain operations and to continue as a going concern for at least one year from the issuance of these financial statements.

As of June 30, 2019, the Company had cash of $1,303,172.

Given our cash position at June 30, 2019 and our projected cash flow from operations over the next twelve months, we believe that we will have sufficient capital to sustain operations and to continue as a going concern over the next twelve months following the date of this report to alleviate such substantial doubt. In order to execute our long-term strategic plan to develop and commercialize our core products, fulfill our product development commitments and fund our obligations as they come due, we may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should we not be successful in obtaining the necessary financing, or generating sufficient revenue to fund our operations, we would need to curtail certain of our operational activities.

The Company can give no assurance that any cash raised subsequent to June 30, 2019 will be sufficient to execute its business plan or meet its obligations. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to fund its operations.

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

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the six months ended June 30, 2019, included elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2019. Management has not completed such evaluation but has concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As of June 30, 2019, our management concluded that certain previously disclosed material weaknesses in our internal controls over financial reporting continue to exist. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions. Management has recently hired an assistant controller with significant experience to help address this situation.  Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can conclude that we have remediated our material weaknesses.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations of the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
10.1**	LogicMark, LLC Senior Secured Credit Agreement, dated May 3, 2019
10.2**	LogicMark, LLC Security Agreement, dated May 3, 2019
10.3**	LogicMark, LLC Securities Pledge Agreement, dated May 3, 2019
10.4**	LogicMark, LLC Intellectual Property Security Agreement, dated May 3, 2019
10.5**	Guaranty, dated May 3, 2019
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith.

**	Filed as exhibits to the Form 10-Q filed on May 15, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxt-ID, Inc.

Date: August 19, 2019	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 19, 2019	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1**	LogicMark, LLC Senior Secured Credit Agreement, dated May 3, 2019
10.2**	LogicMark, LLC Security Agreement, dated May 3, 2019
10.3**	LogicMark, LLC Securities Pledge Agreement, dated May 3, 2019
10.4**	LogicMark, LLC Intellectual Property Security Agreement, dated May 3, 2019
10.5**	Guaranty, dated May 3, 2019
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith.

**	Filed as exhibits to the Form 10-Q filed on May 15, 2019.