Form 10-Q
period 2019-09-30
Nxt-ID, Inc.
filed 2019-11-14
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

As of November 12, 2019, there were 29,871,078 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

September 30, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash	$1,350,751	$425,189
Restricted cash	150,130	1,189,452
Accounts receivable, net	44,409	247,023
Inventory, net	1,504,277	870,513
Prepaid expenses and other current assets	341,250	443,324
Assets associated with discontinued operations	-	222,227
Total Current Assets	3,390,817	3,397,728
Property and equipment:
Equipment	183,044	183,044
Furniture and fixtures	98,839	89,029
Tooling and molds	644,462	630,481
	926,345	902,554
Accumulated depreciation	(813,041)	(757,198)
Property and equipment, net	113,304	145,356
Right-of-use assets	161,396	-
Goodwill	15,479,662	15,479,662
Other intangible assets, net of amortization of $2,412,271 and $1,842,475, respectively	6,192,296	6,762,092
Assets associated with discontinued operations	-	12,270,726
Total Assets	$25,337,475	$38,055,564
Liabilities, Series C Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,134,148	$1,259,129
Accrued expenses	1,567,139	1,701,561
Short-term debt	-	266,201
Term loan facility - current	2,062,500	998,950
Other current liabilities – contingent consideration	26,373	553,126
Liabilities associated with discontinued operations	-	365,293
Total Current Liabilities	5,790,160	5,144,260

Other long-term liabilities – contingent consideration	-	2,350,592
Long-term debt	-	372,680
Term loan facility, net of debt discount of $270,220 and $620,193, respectively, and deferred debt issuance costs of $1,397,840 and $1,102,280, respectively	10,093,442	13,278,577
Other long-term liabilities	1,125,034	-
Deferred tax liability	365,397	365,397
Total Liabilities	17,374,033	21,511,506
Commitments and Contingencies
Series C Preferred Stock
Series C Preferred Stock, par value $0.0001 per share: 2,000 shares designated; 2,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,807,300	1,807,300
Stockholders’ Equity
Preferred Stock, par value $0.0001 per share: 10,000,000 shares authorized
Series A Preferred Stock, par value $0.0001 per share: 3,125,000 shares designated; 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Series B Preferred Stock, par value $0.0001 per share: 4,500,000 shares designated; 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Common Stock, par value $0.0001 per share: 100,000,000 shares authorized; 29,871,078 and 25,228,072 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2,987	2,523
Additional paid-in capital	68,460,692	64,748,871
Accumulated deficit	(62,307,537)	(50,014,636)
Total Stockholders’ Equity	6,156,142	14,736,758
Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$25,337,475	$38,055,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018

Revenues	$13,112,952	$13,082,764
Cost of goods sold	3,206,340	3,575,300

Gross Profit	9,906,612	9,507,464

Operating Expenses
General and administrative	4,642,836	5,089,874
Selling and marketing	2,503,594	3,026,108
Research and development	962,537	522,043

Total Operating Expenses	8,108,967	8,638,025

Operating Income	1,797,645	869,439

Other Income and (Expense)
Interest expense	(2,410,741)	(2,378,519)
Loss on extinguishment of debt	(2,343,879)	(68,213)
Warrant modification expense	-	(345,280)
Change in fair value of contingent consideration	85,111	778,234
Total Other Expense, Net	(4,669,509)	(2,013,778)

Loss before Income Taxes	(2,871,864)	(1,144,339)
Income Tax Benefit	-	251,548

Loss from Continuing Operations	(2,871,864)	(892,791)
Discontinued Operations:
Loss from Discontinued Operations	(3,432,270)	(2,981,334)
Loss on sale of Discontinued Operations	(5,988,767)	-
Loss from Discontinued Operations	(9,421,037)	(2,981,334)
Net Loss	(12,292,901)	(3,874,125)
Preferred stock dividends	(125,000)	(75,000)

Net Loss applicable to Common Stockholders	$(12,417,901)	$(3,949,125)
Loss Per Share from Continuing Operations – Basic and Diluted	$(0.11)	$(0.04)
Loss Per Share from Discontinued Operations – Basic and diluted	$(0.33)	$(0.12)

Net Loss Per Share – Basic and Diluted	$(0.44)	$(0.16)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	28,328,095	24,397,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30,
	2019	2018

Revenues	$4,444,431	$4,367,719
Cost of goods sold	1,107,373	1,172,409

Gross Profit	3,337,058	3,195,310

Operating Expenses
General and administrative	1,496,247	1,698,894
Selling and marketing	760,011	1,067,448
Research and development	354,257	200,519

Total Operating Expenses	2,610,515	2,966,861

Operating Income	726,543	228,449

Other Income and (Expense)
Interest expense	(1,133,273)	(580,152)
Warrant modification expense	-	(345,280)
Change in fair value of contingent consideration	-	461,916
Total Other Expense, Net	(1,133,273)	(463,516)

Loss before Income Taxes	(406,730)	(235,067)
Income Tax Benefit	-	83,850

Loss from Continuing Operations	(406,730)	(151,217)
Discontinued Operations:
Loss from Discontinued Operations	(1,241,730)	(1,111,283)
Loss on sale of Discontinued Operations	(5,988,767)	-
Loss from Discontinued Operations	(7,230,497)	(1,111,283)
Net Loss	(7,637,227)	(1,262,500)
Preferred stock dividends	(25,000)	(25,000)

Net Loss applicable to Common Stockholders	$(7,662,227)	$(1,287,500)
Loss Per Share from Continuing Operations – Basic and Diluted	$(0.02)	$(0.01)
Loss Per Share from Discontinued Operations – Basic and diluted	$(0.24)	$(0.04)

Net Loss Per Share – Basic and Diluted	$(0.26)	$(0.05)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	29,713,320	24,656,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2019	-	$-	25,228,072	$2,523	$64,748,871	$(50,014,636)	$14,736,758

Issuance of common stock for services			770,827	77	534,413	-	534,490

Issuance of common stock under the at-the-market program for cash, net of fees			1,113,827	111	1,298,931	-	1,299,042

Issuance of common stock and Warrants for cash, net of fees			2,469,136	247	1,914,753	-	1,915,000

Shares issued in connection with the management incentive plan for 2017 and 2018			289,216	29	216,238	-	216,267

Fees incurred in connection with equity offerings			-	-	(127,514)	-	(127,514)

Net loss			-	-	-	(12,292,901)	(12,292,901)

Preferred stock dividends					(125,000)		(125,000)

Balance - September 30, 2019	-	$-	29,871,078	$2,987	$68,460,692	$(62,307,537)	$6,156,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – July 1, 2019	-	$-	29,680,561	$2,968	$68,403,389	$(54,670,310)	$13,736,047

Issuance of common stock for services			160,917	16	87,484	-	87,500

Issuance of common stock under the at-the-market program for cash, net of fees			29,600	3	16,229	-	16,232

Fees incurred in connection with equity offerings			-	-	(21,410)	-	(21,410)

Net loss			-	-	-	(7,637,227)	(7,637,227)

Preferred stock dividends					(25,000)		(25,000)

Balance–September 30, 2019	-	$-	29,871,078	$2,987	$68,460,692	$(62,307,537)	$6,156,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2018	-	$-	23,583,593	$2,358	$62,052,483	$(42,924,674)	$19,130,167

Issuance of common stock for services			418,797	42	701,941	-	701,983

Exercise of common stock purchase warrants for cash			250,000	25	424,975	-	425,000

Exercise of common stock purchase warrants on a cashless basis			437,018	44	(44)	-	-

Warrants issued in connection with debt refinancing			-	-	705,541	-	705,541

Shares issued in connection with the payment interest expense			26,509	3	59,377	-	59,380

Shares issued in connection with the management incentive plan for 2017			163,435	16	353,003	-	353,019

Fees incurred in connection with equity offerings			-	-	(85,342)	-	(85,342)

Warrant modification expense recorded in connection with the issuance of replacement warrants			-	-	179,640	-	179,640

Warrant modification expense recorded in connection with the reduction in the exercise price of certain warrants			-	-	165,640	-	165,640

Net loss			-	-	-	(3,874,125)	(3,874,125)

Preferred stock dividends					(75,000)		(75,000)

Balance - September 30, 2018	-	$-	24,879,352	$2,488	$64,482,214	$(46,798,799)	$17,685,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2018	-	$-	24,511,662	$2,451	$63,647,952	$(45,536,299)	$18,114,104

Issuance of common stock for services			217,690	22	303,728	-	303,750

Exercise of common stock purchase warrants for cash			150,000	15	224,985	-	225,000

Fees incurred in connection with equity offerings			-	-	(14,731)	-	(14,731)

Warrant modification expense recorded in connection with the issuance of replacement warrants			-	-	179,640	-	179,640

Warrant modification expense recorded in connection with the reduction in the exercise price of certain warrants			-	-	165,640	-	165,640

Net loss			-	-	-	(1,262,500)	(1,262,500)

Preferred stock dividends					(25,000)		(25,000)

Balance - September 30, 2018	-	$-	24,879,352	$2,488	$64,482,214	$(46,798,799)	$17,685,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018

Cash Flows from Operating Activities
Net Loss	$(12,292,901)	$(3,874,125)
Loss from discontinued operations	(3,432,270)	(2,981,334)
Loss on sale of discontinued operations	(5,988,767)	-
Loss from continuing operations	(2,871,864)	(892,791)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation	55,843	87,344
Stock based compensation	520,191	819,992
Amortization of debt discount	191,212	50,071
Amortization of intangible assets	569,796	569,796
Amortization of deferred debt issuance costs	521,118	229,022
Change in fair value of contingent consideration	(85,111)	(778,234)
Non-cash charge for modification of warrant terms	-	345,280
Loss on extinguishment of debt	2,343,879	60,713
Deferred taxes	-	(251,548)
Changes in operating assets and liabilities:
Accounts receivable	202,614	42,363
Inventory	(633,764)	(643,627)
Prepaid expenses and other current assets	20,213	10,266
Accounts payable	795,176	411,903
Accrued expenses	(149,180)	(863,632)
Total Adjustments	4,351,987	89,709
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	1,480,123	(803,082)

Cash flows from Investing Activities
Pay down of contingent consideration	(181,065)	(3,156,088)
Net proceeds received from sale of discontinued operations	2,955,170	-
Purchase of equipment	(23,791)	(10,766)
Net Cash Provided by (Used in) Investing Activities of Continuing Operations	2,750,314	(3,166,854)

Cash Flows from Financing Activities
Pay down of short-term debt	(638,881)	(212,961)
Proceeds received in connection with issuance of common stock, net	3,214,042	-
Repayment of term debt with Sagard Capital	(16,000,000)	-
Term loan borrowings, net of deferred debt issue costs	14,670,579	14,906,030
Revolver pay down, net	-	(12,000,000)
Term loan repayment	(2,675,998)	-
Payment of closing related fees	(47,671)	(45,239)
Proceeds from exercise of common stock warrants	-	425,000
Net Cash (Used in) Provided by Financing Activities of Continuing Operations	(1,477,929)	3,072,830
Net Increase (Decrease) in Cash and Restricted Cash from Continuing Operations	2,752,508	(897,106)

Cash Flows from Discontinued Operations:
Cash used by operating activities of discontinued operations	(2,844,419)	(2,749,588)
Cash used in investing activities of discontinued operations	(21,849)	(6,866)
Net Cash Used by Discontinued Operations	(2,866,268)	(2,756,454)
Net Decrease in Cash and Restricted Cash	(113,760)	(3,653,560)
Cash and Restricted Cash – Beginning of Period	1,614,641	5,676,786
Cash and Restricted Cash – End of Period	$1,500,881	$2,023,226
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$1,564,376	$2,670,897
Taxes	$11,359	$13,775
Non-cash financing activities:
Accrued fees incurred in connection with equity offerings	$79,843	$40,097
Accrued Series C Preferred Stock dividends	$25,000	$25,000
Common Stock issued in connection with management incentive plans	$216,267	$-

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

The Company’s former wholly-owned subsidiary, Fit Pay, Inc. (“Fit Pay”), had a proprietary technology platform that delivers payment, credential management, authentication and other secure services to the IoT ecosystem. The platform uses tokenization, a payment security technology that replaces cardholders’ account information with a unique digital identifier, to transact highly secure contactless payment and authentication services. On September 21, 2018, the Company announced that its board of directors approved a plan to separate the Company’s financial technology business from our healthcare business into an independent publicly traded company. The Company originally planned to distribute shares of PartX, Inc., a newly created company and wholly-owned subsidiary of the Company (“PartX”), to our stockholders through the execution of a spin-off. As a result, the Company reclassified its financial technology business to discontinued operations for all periods reported (See Note 4). Our financial technology business was comprised of our Fit Pay subsidiary and the intellectual property developed by the Company, including the Flye Smartcard and the Wocket. On April 29, 2019, a Registration Statement on Form 10 was filed by PartX with the SEC in connection with the planned spin-off of our payments, authentication and credential management business. On August 19, 2019, the Company’s subsidiary, PartX notified the SEC that it was withdrawing the Registration Statement on Form 10 as PartX was unable to secure sufficient investment within the time period specified in the term loan agreement with CrowdOut Capital to separately fund the spinoff. With the approval of the Company’s board of directors, and in accordance with the terms and conditions set forth in the term loan facility from CrowdOut Capital, the Company entered into a non-binding letter of intent for a potential sale of its FitPay subsidiary, excluding certain assets on August 6, 2019. In connection with the letter of intent, the purchaser advanced $500,000 of non-interest bearing working capital for FitPay. On September 9, 2019, the Company completed the sale of its Fit Pay subsidiary to Garmin International, Inc. for $3.32 million in cash (See Note 4).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2019, and for the nine and three months ended September 30, 2019 and 2018 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2019 and the condensed consolidated statements of operations and changes in equity for the nine and three months ended September 30, 2019 and September 30, 2018 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and September 30, 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the nine and three months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, or for any future interim period. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and the notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 1, 2019.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Liquidity And Management Plans

The Company generated operating income from continuing operations of $1,797,645 and incurred a net loss from continuing operations of $2,871,864 during the nine months ended September 30, 2019. Certain of these factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these financial statements. However, given the Company’s cash position at September 30, 2019 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations over the next twelve months following the date of this filing to alleviate such substantial doubt. As of September 30, 2019, the Company had a working capital deficiency of $2,399,343 and stockholders’ equity of $6,156,142. In order to execute the Company’s long-term strategic plan to develop and commercialize its core products, fulfill its product development commitments and fund its obligations as they come due, the Company may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should the Company not be successful in obtaining the necessary financing, or generate sufficient revenue to fund its operations, the Company would need to engage in certain cost containment efforts, and/or curtail certain of its operational activities.

Cash and restricted cash, as presented on the Company’s condensed consolidated statements of cash flows, consists of $1,350,751 and $150,130, as of September 30, 2019, respectively.

During the nine months ended September 30, 2019, the Company received net proceeds of $1,299,042 from the sale of common stock in connection with the January 2019 At-the-Market Offering and $1,915,000 from the sale of stock in connection with a registered direct public offering (See Note 6). However, the Company can give no assurance that any cash raised subsequent to September 30, 2019 will be sufficient to execute its business plan or meet its obligations. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate these conditions.

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

Revenue Recognition

The Company’s revenues consist of product sales to either end customers or to distributors and its sales are recognized at a point-in-time under the core principle of recognizing revenue when control of the product transfers to the customer. The Company recognizes revenue when it ships or delivers the product from its fulfillment center to its customer, when the customer accepts and has legal title of the product, and the Company has a present right to payment for the product. For the nine months ended September 30, 2019 and 2018, the Company had no sales recognized over time. The Company invoices its customers at the same time that the Company’s performance obligation is satisfied. The Company generally receives customer orders with a specified delivery date and orders typically fluctuate from month-to-month based on customer demand and general business conditions.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company offers standard product warranty coverage which provides assurance that the Company’s products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment. The Company’s warranty liabilities and related expense have not been material and were not material in the accompanying condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the nine months ended September 30, 2019 and 2018.

Accounts Receivable

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At September 30, 2019 and December 31, 2018, the Company had an allowance for doubtful accounts of $126,733.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of September 30, 2019, inventory was comprised of $162,279 in raw materials and $1,341,998 in finished goods on hand. Inventory at December 31, 2018 was comprised of $870,513 in finished goods on hand. The Company is required to prepay for certain inventory with certain vendors until credit terms can be established. As of September 30, 2019 and December 31, 2018, the Company had prepaid inventory of $132,754 and $317,488, respectively. These prepayments were made primarily for finished goods inventory, and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Goodwill

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

As part of the annual evaluation of the LogicMark related goodwill, the Company utilized the option to first assess qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of LogicMark. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that its reporting unit’s fair value is greater than its carrying amount. As of September 30, 2019, the Company determined that it was more likely than not that the fair value of LogicMark exceeded its respective carrying amount and therefore, a quantitative assessment was not required.

The goodwill associated with the Company’s acquisition of Fit Pay was $9,119,709 and was included as part of the Company’s discontinued operations. On September 9, 2019, the Company sold its discontinued operations and the goodwill associated with Fit Pay was written off and is included as part of the loss on sale of discontinued operations (See Note 4).

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Intangible Assets

At September 30, 2019, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $2,912,381; trademarks of $1,057,218; and customer relationships of $2,222,697. At December 31, 2018, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $3,191,159; trademarks of $1,104,246; and customer relationships of $2,466,687. The Company will continue amortizing these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the nine and three months ended September 30, 2019, the Company had amortization expense of $569,796 and $192,019, respectively, related to the LogicMark intangible assets. During the nine and three months ended September 30, 2018, the Company had amortization expense of $569,796 and $192,019, respectively, related to the LogicMark intangible assets.

As of September 30, 2019, total amortization expense estimated for the remainder of fiscal year 2019 is approximately $192,000, and for each of the next five fiscal years, 2020 through 2024, the total amortization expense is estimated to be as follows: 2020 - $762,000; 2021 - $762,000; 2022 - $762,000; 2023 - $762,000; and 2024 - $762,000.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of shares of common stock outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of warrants to purchase 6,973,221 shares of common stock as of September 30, 2019 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of September 30, 2018, potentially dilutive securities from the exercise of warrants to purchase 5,090,352 shares of common stock were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

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

The Company adopted Topic 842 on January 1, 2019 using the updated modified retrospective transition approach allowed under ASU 2018-11 and did not restate prior periods. The Company recognized ROU assets and related lease liabilities on its condensed consolidated balance sheet as of January 1, 2019 of approximately $267,516 and $269,820, respectively, related to its operating lease commitments, and there was no cumulative impact on retained earnings as of January 1, 2019. Topic 842 did not have a material impact on the Company’s condensed consolidated statements of income and condensed consolidated statements of cash flow for the nine months ended September 30, 2019, nor did it have any impact on the Company’s compliance with debt covenants. The adoption of Topic 842 provided various optional practical expedients in transition, some of which the Company elected. Going forward, the impact of Topic 842 on the Company’s consolidated financial statements will be dependent upon the Company’s lease portfolio. The accounting for finance leases (formerly referred to as “capital leases”) remains substantially unchanged. See Note 7 herein for further details regarding the impact of the adoption of Topic 842 and other information related to the Company’s lease portfolio.

Other recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Note 4 – Discontinued Operations

On September 9, 2019 the Company entered into a stock purchase agreement (the “Purchase Agreement”), by and between Garmin International, Inc., a Kansas corporation (“Garmin”), the Company and Fit Pay, a Delaware corporation and wholly owned subsidiary of the Company, pursuant to which the Company sold and transferred all of the issued and outstanding shares of capital stock of Fit Pay, which consisted of 1,000 shares of common stock, par value $0.0001 per share, of Fit Pay (the “Shares”), to Garmin (the “Sale”). As previously disclosed, the Company conducted its payments business through Fit Pay, and Fit Pay provided technology, platform and tokenization services to Garmin to power Garmin Pay™, a contactless payment feature included on smartwatches manufactured by Garmin. In consideration for the Shares, Garmin paid the Company an aggregate amount of approximately $3.32 million in cash (the “Purchase Price”). A portion of the proceeds received by the Company pursuant to the Purchase Agreement were used to pay in full a promissory note issued by the Company to one of its directors, as well as to pay down the promissory note that had been issued pursuant to the Credit Agreement (the “Promissory Note”). Garmin previously paid the Company $500,000 of the Purchase Price as an advance on August 7, 2019, and paid the remainder of the Purchase Price at the closing of the Sale. The Company recorded a loss on the sale of its discontinued operations of $5,988,767. The loss on sale of discontinued operations for the nine and three months ended September 30, 2019 is comprised of the following:

Total sales price	$3,323,198
Net book value of discontinued operations(1)	126,062
Write-off of goodwill related to acquisition of Fit Pay	(9,119,709)
Write-off of unamortized other intangibles related to acquisition of Fit Pay	(2,674,607)
Write-off of remaining contingent consideration	2,611,169
Transaction fees incurred	(254,880)
Loss on sale of discontinued operations	$(5,988,767)

(1)	The net book value of discontinued operations at September 8, 2019 included cash of $113,148.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Also in connection with the Purchase Agreement, the Company entered into a Manufacturing and Distribution Agreement, dated as of September 9, 2019 (the “Manufacturing Agreement”), with Garmin Switzerland GmbH, a Swiss corporation (“Garmin Switzerland”), pursuant to which Garmin Switzerland agreed to grant the Company a non-exclusive right to manufacture, distribute and sell Garmin Switzerland’s proprietary smart wallet (the “Product”) to certain customers in the U.S. designated by Garmin Switzerland on a royalty-free basis (the “License”), unless otherwise agreed to by the parties thereto. The Company was also granted a right to sub-license the Product pursuant to the Manufacturing Agreement. The Company’s has been granted the License for an initial term of three years, which term automatically renews for additional one-year periods unless either party provides the other with at least ninety days written notice of its election not to renew such term. The Manufacturing Agreement may be terminated by either party if (i) a party breaches any material provision of such agreement, which breach is not cured within thirty calendar days after receipt of written notice of such breach, (ii) upon written notice, a party petitions for reorganization or to be adjudicated to be bankrupt, or if a receiver is appointed for substantially all of either party’s business, or a party makes a general assignment for the benefit of such party’s creditors, or if any involuntary bankruptcy petition is brought against such party and has not been discharged within sixty calendar days of the date the petition is brought, or (iii) in the event of a change of control (as defined in the Manufacturing Agreement).

The following table presents the assets and liabilities related to the financial technology product line classified as assets and liabilities associated with discontinued operations (See Note 1) in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Accounts receivable, net	$-	$125,318
Prepaid expenses and other current assets	-	96,909
Total current assets associated with discontinued operations	$-	$222,227
Property and equipment, net	-	38,793
Goodwill	-	9,119,709
Other intangible assets	-	3,112,224
Total non-current assets associated with discontinued operations	$-	$12,270,726

Accounts payable	$-	$175,982
Accrued expenses	-	185,978
Customer deposits	-	3,333
Total current liabilities associated with discontinued operations	$-	$365,293

The following table represents the financial results of the discontinued operations for the nine and three months ended September 30, 2019 and 2018:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net sales	$625,771	$1,521,732	$171,709	$122,464
Cost of sales	194,856	794,313	72,980	66,595
Gross profit	430,915	727,419	98,729	55,869
Operating expenses	3,859,222	3,706,873	1,339,621	1,165,999
Interest expense	3,963	1,880	838	1,153
Loss from discontinued operations	$(3,432,270)	$(2,981,334)	$(1,241,730)	$(1,111,283)

(1)	The contingent liability associated with the earn-out payment due to certain of the Fit Pay legacy shareholders is not included in discontinued operations at December 31, 2018.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Debt refinancings

On May 24, 2018, LogicMark, a wholly owned subsidiary of Nxt-ID, entered into a Senior Secured Credit Agreement (the “Credit Agreement”) with the lenders thereto and Sagard Holdings Manager LP, as administrative agent and collateral agent for the lenders party to the Credit Agreement (collectively, the “Lender”), whereby the Lender extended a term loan (the “Term Loan”) to LogicMark in the principal amount of $16,000,000. The original maturity date of the Term Loan was May 24, 2023. The Term Loan Facility with Sagard Holdings Manager LP was repaid on May 3, 2019 with Term Loan proceeds received from CrowdOut Capital LLC (see below). The outstanding principal amount of the Term Loan bears interest at a rate of LIBOR, adjusted monthly, plus 9.5% per annum. The Company incurred $1,253,970 in deferred debt issue costs related to the Term Loan. During the nine and three months ended September 30, 2019, the Company amortized $86,969 and $0, respectively of the deferred debt issue costs which is included in interest expense in the condensed consolidated statement of operations.

On May 24, 2018 the Company recorded a debt discount of $705,541. The debt discount is attributable to the aggregate fair value on the issuance date of both Sagard Warrants. The debt discount is being amortized using the effective interest method over the five-year term of the Term Loan. During the nine and three months ended September 30, 2019, the Company recorded $48,932 and $0, respectively of debt discount amortization related to the Sagard Warrants. The debt discount amortization is included as part of interest expense in the condensed consolidated statement of operations.

On May 3, 2019, LogicMark completed the closing of a $16,500,000 senior secured term loan with the lenders thereto and CrowdOut Capital LLC, as administrative agent. The Company used the proceeds from the term loan to repay LogicMark’s existing term loan facility with Sagard Holdings Manager LP and to pay other costs related to the refinancing. The maturity date of the Term Loan is May 3, 2022 and requires the Company to make minimum principal payments over the three-year term amortized over 96 months. Since the inception of the refinancing, the Company has made scheduled principal repayments totaling $687,500 through September 30, 2019. In addition, the Company prepaid an additional $1,988,498 of term loan in September 2019 with a portion of the proceeds received from the sale of discontinued operations. The outstanding principal amount of the Term Loan bears interest at a rate of LIBOR, adjusted monthly, plus 11.0% per annum (approximately 13.05% as of September 30, 2019). The Company incurred $412,500 in original issue discount for closing related fees charged by the Lender. During the nine and three months ended September 30, 2019, the Company amortized $142,280 and $121,211, respectively of the original issue discount which is included in interest expense in the condensed consolidated statement of operations. At September 30, 2019 the unamortized balance of the original issue discount was $270,220. The Company also incurred $1,831,989 in deferred debt issue costs related to the Term Loan. The deferred debt issue costs include an exit fee of $1,072,500 which is equivalent to 6.5% of the term loan amount borrowed from CrowdOut Capital. The exit fee is due to CrowdOut Capital upon the earlier of final repayment of the term loan facility or the maturity date. The liability for the exit fee is included as part of other long-term liabilities in the Company’s condensed consolidated balance sheet. During the nine and three months ended September 30, 2019, the Company amortized $434,149 and $337,697, respectively of the deferred debt issue costs which is included in interest expense in the condensed consolidated statement of operations. At September 30, 2019 the unamortized balance of deferred debt issue costs was $1,397,840.

In connection with the Term Loan refinancing on May 3, 2019, the Company incurred a loss on extinguishment of debt of $2,343,879 which included the write off of unamortized deferred debt issuance costs and note discount of $1,015,311 and $571,260, respectively resulting from the May 24, 2018 Term Loan facility with Sagard Holdings Manager LP and a yield maintenance premium, a prepayment penalty and legal fees due to Sagard Holdings Manager LP. totaling $757,308.

The Credit Agreement contains customary financial covenants. As of September 30, 2019, the Company was in compliance with such covenants.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Stockholders’ Equity

January 2019 At-the-Market Offering

On  January 8, 2019, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“A.G.P.”) for an at-the-market offering, pursuant to which the Company may sell, at its option, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $15 million to or through A.G.P., as sales agent. The Company will pay A.G.P. commissions for its services in acting as the Company’s sales agent in the sale of its common stock pursuant to the sales agreement. A.G.P. will be entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock on the Company’s behalf pursuant to the sales agreement. The Company also has agreed to reimburse A.G.P. for its reasonable out-of-pocket expenses, including the fees and disbursements of counsel to A.G.P., incurred in connection with the offering, in an amount not to exceed $35,000. During the nine months ended September 30, 2019, the Company received $1,299,042 in net proceeds from the sale of 1,113,827 shares of its common stock under the sales agreement with A.G.P. On April 2, 2019, the Company entered into a Securities Purchase agreement with an investor in connection with a registered direct public offering of 2,469,136 shares of the Company’s common stock. The shares of common stock were offered at a price of $0.81 per share and the Company received $1,915,000 in net proceeds from the sale. The Company also issued to the investor for no additional consideration common stock purchase warrants to purchase 2,469,136 shares of common stock. The warrants are exercisable upon issuance at an exercise price of $1.05 and expire as the fifth (5th) anniversary of the initial exercise date. The sales agreement with A.G.P. was terminated on October 10, 2019.

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

During the nine months ended September 30, 2019, the Company issued an aggregate of 398,749 shares of common stock under the LTIP to five (5) non-employee directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $280,000.

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

In addition, during the nine months ended September 30, 2019, the Company issued 289,216 shares of common stock with an aggregate fair value of $216,267 to certain non-executive employees related to the Company’s 2017 and 2018 management incentive plan.

During the nine months ended September 30, 2019, the Company accrued $150,000 of management and employee bonus expense.

During the nine months ended September 30, 2019, the Company issued 372,078 shares of common stock with a fair value of $254,490 to non-employees for services rendered.

Warrants

As of September 30, 2019, the Company had outstanding warrants to purchase an aggregate of 6,973,221 shares of common stock with a weighted average exercise price and remaining life of $2.83 and 3.69 years, respectively. At September 30, 2019, the warrants had no aggregate intrinsic value. During the nine months ended September 30, 2019, warrants to purchase an aggregate of 586,267 shares of common stock with a weighted-average exercise price of $17.83 expired.

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

Commitments

The Company leases office space and a fulfillment center in the U.S., which are classified as operating leases expiring at various dates. The Company determines if an arrangement qualifies as a lease at the lease inception. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate leases, which are for office space and a fulfillment center, generally have a lease term between 3 and 5 years. The Company also leases a copier with a lease term of 5 years. The Company’s leases are comprised of fixed lease payments and also include executory costs such as common area maintenance, as well as property insurance and property taxes. The Company has elected to account for the lease and non-lease components as a single lease component for its real estate leases. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.

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

For the nine months ended September 30, 2019, total operating lease cost was $125,815 and is recorded in cost of sales and selling, general and administrative expenses, dependent on the nature of the leased asset. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable lease for the remainder of 2019 as well as each of the next five years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on the Company’s condensed consolidated balance sheet, as of September 30, 2019:

Year Ending December 31,

2019 (excluding the nine months ended September 30, 2019)	$42,557
2020	88,827
2021	23,279
2022	18,186
2023	12,124
Total future minimum lease payments	$184,973
Less imputed interest	(21,074)
Total present value of future minimum lease payments	$163,899

Nxt-ID, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2019

Operating lease right-of-use assets	$161,396

Other accrued expenses	$111,365
Other long-term liabilities	$52,534
$163,899
As of September 30, 2019

Weighted Average Remaining Lease Term	1.1 years
Weighted Average Discount Rate	11.74%

Prior to January 1, 2019, the Company accounted for its leases in accordance with Topic 842, “Leases.” At December 31, 2018, the Company was committed under operating leases for office space and a fulfillment center, which expired at various dates. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and under previous lease accounting guidance, future minimum lease payments under non-cancelable operating leases as of December 31, 2018 totaled $173,062, comprised of $97,597 for 2019, $70,309 for 2020, and $5,156 for 2021.

Debt Maturity

The maturity of the Company’s debt is as follows:

2019 (remainder)	$515,625
2020	2,062,500
2021	2,062,500
2022	9,183,377
Total debt	$13,824,002

Note 8 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Effective October 10, 2019, the Company and A.G.P. terminated the Sales Agreement and the related ATM Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the nine and three months ended September 30, 2019 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

Our former wholly-owned subsidiary, Fit Pay, had a proprietary technology platform that delivers payment, credential management, authentication and other secure services to the IoT ecosystem. The platform uses tokenization, a payment security technology that replaces cardholders’ account information with a unique digital identifier, to transact highly secure contactless payment and authentication services. On September 21, 2018, we announced that our board of directors approved a plan to separate our financial technology business from our healthcare business into an independent publicly traded company. We originally planned to distribute shares of PartX, Inc., a newly created company and wholly-owned subsidiary of the Company (“PartX”), to our stockholders through the execution of a spin-off. As a result, we reclassified our financial technology business to discontinued operations for all periods reported (See Note 4). Our financial technology business was comprised of our Fit Pay subsidiary and the intellectual property developed by the Company, including the Flye Smartcard and the Wocket. On April 29, 2019, a Registration Statement on Form 10 was filed by PartX with the SEC in connection with the planned spin-off of our payments, authentication and credential management business. On August 19, 2019, our subsidiary, PartX notified the SEC that it was withdrawing the Registration Statement on Form 10 as PartX was unable to secure sufficient investment within the time period specified in the term loan agreement with CrowdOut Capital to separately fund the spinoff. With the approval of the our board of directors, and in accordance with the terms and conditions set forth in the term loan facility from CrowdOut Capital, we entered into a non-binding letter of intent for a potential sale of our Fit Pay subsidiary, excluding certain assets on August 6, 2019. In connection with the letter of intent, the prospective purchaser advanced $500,000 of non-interest bearing working capital for Fit Pay. On September 9, 2019, we completed the sale of our Fit Pay subsidiary to Garmin International, Inc. for $3.32 million in cash.

Healthcare

With respect to the healthcare market, our business initiatives are driven by our LogicMark subsidiary, which serves a market that enables two-way communication, medical device connectivity and patient data tracking of key vitals through sensors, biometrics, and security to make home health care a reality. There are three (3) major trends driving this market: (1) an increased desire for connectivity; specifically, a greater desire for connected devices by people over 60 years of age who now represent the fastest growing demographic for social media; (2) the growth of “TeleHealth”, which is the means by which telecommunications technologies are meeting the increased need for health systems to better distribute doctor care across a wider range of health facilities, making it easier to treat and diagnose patients; and (3) rising healthcare costs – as health spending continues to outpace the economy, representing between 6% and 7% of the overall economy, the need to reduce hospital readmissions, increase staffing efficiency and improve patient engagement remain the highest priorities. Together, these trends have produced a large and growing market for us to serve. LogicMark has built a successful business on emergency communications in healthcare. We have a strong business relationship with the VA today, serving veterans who suffer from chronic conditions that often require emergency assistance. This business is steady and growing, producing the highest annual revenue in its operational history in 2018. Our strategic plan calls for expanding LogicMark’s business into other healthcare verticals as well as retail and enterprise channels in order to better serve the expanding demand for connected and remote healthcare solutions.

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

Payments and Financial Technology

During substantially most of the quarter ended September 30, 2019, we conducted our payments business through Fit Pay, a wholly owned subsidiary of Nxt-ID, which was acquired in May 2017. Fit Pay’s core technology is a proprietary platform that enables contactless payment capabilities, allowing its customers, which include manufacturers of “smart devices,” to add payment capabilities to their products. Fit Pay connects its customers to leading payment card networks, including Visa, Mastercard, Maestro and Discover, and to credit card issuing banks, globally. It successfully commercialized its third-party token service provider platform with the launch of the Garmin Pay™, which is powered by Fit Pay’s platform. Fit Pay’s technology and tokenization service enables the contactless payment feature that is included in smartwatches manufactured by Garmin International, Inc. (“Garmin”). The payment feature, which went live in the fall of 2017, is now included in 11 of Garmin’s smartwatches. On September 9, 2019, we completed the sale of our Fit Pay subsidiary to Garmin International, Inc. for $3.32 million in cash.

Results of Operations

Comparison of nine and three months ended September 30, 2019 and September 30, 2018

Revenue. Our revenues from continuing operations for the nine and three months ended September 30, 2019 were $13,112,952 and $4,444,431, respectively, compared to $13,082,764 and $4,367,719, respectively for the nine and three months ended September 30, 2018. Our revenues are essentially flat for the nine and three months ended September 30, 2019 as compared to the nine and three months ended September 30, 2018; however we are experiencing decreased sales volume in LogicMark’s commercial sales which was partially offset by a favorable shift in product sales mix from land-based products to mobile products which typically have a higher sales price on a per-unit basis.

Cost of Revenue and Gross Profit. Our gross profit from continuing operations for the nine and three months ended September 30, 2019 was $9,906,612 and $3,337,058, respectively, compared to a gross profit of $9,507,464 and $3,195,310, respectively for the nine and three months ended September 30, 2018. The increase in gross profit in the nine and three months ended September 30, 2019 as compared to the nine and three months ended September 30, 2018 is primarily attributable to the higher gross profit resulting from the favorable shift in product sales mix discussed above which was partially offset by the decreased volume in LogicMark’s commercial product sales.

Operating Expenses. Operating expenses for the nine months ended September 30, 2019 totaled $8,108,967 and consisted of research and development expenses of $962,537, selling and marketing expenses of $2,503,594 and general and administrative expenses of $4,642,836. The research and development expenses related primarily to salaries and consulting services of $750,984. Selling and marketing expenses consisted primarily of salaries and consulting services of $528,473, amortization of intangibles of $569,796, freight charges of $489,234, merchant processing fees of $317,925, and sales commissions of $223,782. General and administrative expenses consisted of salaries and consulting services of $1,363,703, accrued management and employee incentives of $234,785 and legal, audit and accounting fees of $647,298. Also included in general and administrative expenses is $266,780 in non-cash stock compensation to consultants and board members.

Operating expenses for the nine months ended September 30, 2018 totaled $8,638,025 and consisted of research and development expenses of $522,043, selling and marketing expenses of $3,026,108 and general and administrative expenses of $5,089,874. The research and development expenses relate primarily to salaries and consulting services of $434,118. Selling and marketing expenses consisted primarily of salaries and consulting services of $932,067, amortization of intangibles of $569,796, freight charges of $451,476, merchant processing fees of $297,694, and sales commissions of $217,502. General and administrative expenses consisted of salaries and consulting services of $1,423,742, accrued management and employee incentives of $575,000, legal, audit and accounting fees of $684,367. Also included in general and administrative expenses is $540,315 in non-cash stock compensation to consultants and board members.

Operating expenses for the three months ended September 30, 2019 totaled $2,610,515 and consisted of research and development expenses of $354,257, selling and marketing expenses of $760,011 and general and administrative expenses of $1,496,247. The research and development expenses related primarily to salaries and consulting services of $231,520. Selling and marketing expenses consisted primarily of salaries and consulting services of $167,785, amortization of intangibles of $192,018, freight charges of $164,352, merchant processing fees of $106,659, and sales commissions of $74,861. General and administrative expenses consisted of salaries and consulting services of $420,293, accrued management and employee incentives of $50,000 and legal, audit and accounting fees of $224,572. Also included in general and administrative expenses is $95,024 in non-cash stock compensation to consultants and board members.

Operating expenses for the three months ended September 30, 2018 totaled $2,966,861 and consisted of research and development expenses of $200,519, selling and marketing expenses of $1,067,448 and general and administrative expenses of $1,698,894. The research and development expenses relate primarily to salaries and consulting services of $185,084. Selling and marketing expenses consisted primarily of salaries and consulting services of $369,980, amortization of intangibles of $192,019, freight charges of $146,591, merchant processing fees of $98,298, and sales commissions of $72,307. General and administrative expenses consisted of salaries and consulting services of $486,999, accrued management and employee incentives of $150,000, legal, audit and accounting fees of $280,774. Also included in general and administrative expenses is $115,000 in non-cash stock compensation to consultants and board members.

Operating Profit. The operating profit from continuing operations for the nine and three months ended September 30, 2019 was $1,797,645 and $726,543, respectively, compared with operating profit of $869,439 and $228,449, respectively for the nine and three months ended September 30, 2018. The increase in operating profit for the nine and three months ended September 30, 2019 as compared to the nine and three months ended September 30, 2018 is primarily attributable to the higher gross profit discussed above and lower operating expenses incurred in the nine and three months ended September 30, 2019 as compared to the nine and three months ended September 30, 2018.

Net Loss from Continuing Operations. The net loss from continuing operations for the nine months ended September 30, 2019 was $2,871,864 compared to a net loss of $892,791 for the nine months ended September 30, 2018. The net loss for the nine months ended September 30, 2019 was primarily attributable to the operating profit discussed above of $1,797,645 and a favorable change in fair value of contingent consideration of $85,111, all of which was offset by interest expense incurred of $2,410,741 and a loss on the extinguishment of debt of $2,343,879. The net loss from continuing operations for the nine months ended September 30, 2018 was $892,791 and was primarily attributable to operating profit of $869,439 offset by interest expense incurred of $2,378,519, a loss on extinguishment of debt of $68,213, warrant modification expense of $345,280 all of which was partially offset by a favorable change in fair value of contingent consideration related to the acquisition of Fit Pay of $778,234 and an income tax benefit of $251,548.

The net loss from continuing operations for the three months ended September 30, 2019 was $406,730 compared to a net loss of $151,217 for the three months ended September 30, 2018. The net loss for the three months ended September 30, 2019 was primarily attributable to the operating profit discussed above of $726,543 all of which was offset by interest expense incurred of $1,133,273. The net loss from continuing operations for the nine months ended September 30, 2018 was $151,217 and was primarily attributable to interest expense incurred of $580,152, warrant modification expense of $345,280, all of which was partially offset by operating profit of $228,449, a favorable change in fair value of contingent consideration related to the acquisition of Fit Pay of $461,916 and an income tax benefit of $83,850.

Liquidity and Capital Resources

We generated operating income from continuing operations of $1,797,645 and incurred a loss from continuing operations of $2,871,864 for the nine months ended September 30, 2019.

Cash and Working Capital. As of September 30, 2019, the Company had cash and stockholders’ equity of $1,350,751 and $6,156,142, respectively. At September 30, 2019, the Company’s continuing operations had a working capital deficiency of $2,399,343.

Cash Generated by Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for product, research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the nine months ended September 30, 2019, net cash provided by operating activities totaled $1,480,123, which was comprised of a net loss of $2,871,864, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $4,116,928, and changes in operating assets and liabilities of positive $235,059, as compared to net cash used in operating activities of $803,082 for the nine months ended September 30, 2018, which was comprised of a net loss of $892,791, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $1,132,436, and changes in operating assets and liabilities of negative $1,042,727.

Cash Used in Investing Activities. During the nine months ended September 30, 2019 net cash provided by investing activities totaled $2,750,314 and was primarily related to the net proceeds received from the sale of our discontinued operations of $2,955,170 offset in part by earn out payments to the Fit Pay Sellers totaling $181,065 and the purchase of equipment of $23,791. During the nine months ended September 30, 2018 net cash used in investing activities totaled $3,166,854 and was primarily related to an earn out payment of $3,156,088 to the LogicMark Sellers and the purchase of equipment of $10,766.

Cash Provided by Financing Activities. During the nine months ended September 30, 2019, net cash used in financing activities totaled $1,477,929 and was primarily related to the pay down of $16,000,000 related to the term loan facility with Sagard Holdings Manager, LP, pay downs in both the short and long-term Seller debt totaling $638,881, scheduled term loan repayments of $687,500 and fees paid in connection with equity offerings totaling $47,671. In addition, we also prepaid $1,988,498 of the term loan facility with a portion of the net proceeds received from the sale of our discontinued operations. These financing disbursements were funded in part with net proceeds received of $1,299,042 from the sale of stock from our January 2019 At-the-Market Offering, $1,915,000 from the sale of stock in connection with a registered direct public offering and $14,670,579 in net proceeds received from the refinancing with CrowdOut Capital, which closed on May 3, 2019. During the nine months ended September 30, 2018, net cash provided by financing activities totaled $3,072,830 and was primarily related to the proceeds received from the exercising of warrants into common stock of $425,000 and $14,906,030 in net proceeds received from the refinancing with Sagard Holdings Manager, LP, which closed on May 24, 2018 all of which was partially offset by the net pay down of $12,000,000 related to the revolver facility with ExWorks Capital Fund I, LP, pay downs in short-term debt of $212,961 and fees paid in connection with equity offerings of $45,239.

Sources of Liquidity. We have generated operating income from continuing operations of $1,797,645 and incurred a net loss from continuing operations of $2,871,864 during the nine months ended September 30, 2019. As of September 30, 2019, the Company had a working capital deficiency of $2,399,343 and stockholders’ equity of $6,156,142. Certain of these factors raise substantial doubt about the Company’s ability to sustain operations and to continue as a going concern for at least one year from the issuance of these financial statements.

As of September 30, 2019, the Company had cash of $1,350,751.

Given our cash position at September 30, 2019 and our projected cash flow from operations over the next twelve months, we believe that we will have sufficient capital to sustain operations and to continue as a going concern over the next twelve months following the date of this report to alleviate such substantial doubt. In order to execute our long-term strategic plan to develop and commercialize our core products, fulfill our product development commitments and fund our obligations as they come due, we may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Should we not be successful in obtaining the necessary financing, or generating sufficient revenue to fund our operations, we would need to curtail certain of our operational activities.

The Company can give no assurance that any cash raised subsequent to September 30, 2019 will be sufficient to execute its business plan or meet its obligations. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to fund its operations.

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

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the nine months ended September 30, 2019, included elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2019. Management has not completed such evaluation but has concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As of September 30, 2019, our management concluded that certain previously disclosed material weaknesses in our internal controls over financial reporting continue to exist. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions. This weakness was further exacerbated by the resignation of our chief executive officer in September 2019, thus creating an increased possibility of management override of controls. Management is currently in the process of searching for a new chief financial officer with significant experience to help address this situation.  Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can conclude that we have remediated our material weaknesses.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	As previously disclosed on a Form 8-K on September 18, 2019, our former Chief Executive Officer, Gino M. Pereira, resigned as a director and officer of our Company on September 13, 2010.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxt-ID, Inc.

Date: November 14, 2019	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer and Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith.