Form 10-K
period 2019-12-31
Nxt-ID, Inc.
filed 2020-03-30
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54960

Nxt-ID, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0678374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

288 Christian Street

Hangar C 2nd Floor

Oxford, CT 06478

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (203) 266-2103

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.0001	The Nasdaq Stock Market LLC

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

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 28, 2019, the last business day of the second fiscal quarter, was approximately $19,724,908 based on a total number of shares of our common stock outstanding on that day of 29,680,561 and a closing price of $0.74. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 30,328,141 shares of its common stock outstanding as of March 30, 2020.

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

Nxt-ID provides technology products and services for healthcare applications. We have extensive experience in access control, biometric and behavior-metric identity verification, security and privacy, encryption and data protection, payments, miniaturization, and sensor technologies.

During the year ended December 31, 2019, two of our subsidiaries operated in the mobile and IoT-related markets: LogicMark, LLC (“LogicMark”), a manufacturer and distributor of non-monitored and monitored personal emergency response systems (“PERS”) that are sold through dealers, distributors and the United States Department of Veterans Affairs (the “VA”), and Fit Pay, Inc. (“Fit Pay”), a proprietary technology platform that delivers end-to-end solutions to device manufacturers for contactless payment capabilities, credential management, authentication and other secure services within the IoT ecosystem.

Our former wholly-owned subsidiary, Fit Pay, Inc., had a proprietary technology platform that delivers payment, credential management, authentication and other secure services to the IoT ecosystem. The platform uses tokenization, a payment security technology that replaces cardholders’ account information with a unique digital identifier, to transact highly secure contactless payment and authentication services. On September 21, 2018, we announced that our board of directors approved a plan to separate our financial technology business from our healthcare business into an independent publicly traded company. We originally planned to distribute shares of PartX, Inc., a newly created company and wholly-owned subsidiary of the Company (“PartX”), to our stockholders through the execution of a spin-off. As a result, we reclassified our financial technology business to discontinued operations for all periods reported. Our financial technology business was comprised of our Fit Pay subsidiary and the intellectual property developed by the Company, including the Flye Smartcard and the Wocket. On April 29, 2019, a Registration Statement on Form 10 was filed by PartX with the SEC in connection with the planned spin-off of our payments, authentication and credential management business. On August 19, 2019, our subsidiary, PartX notified the SEC that it was withdrawing the Registration Statement on Form 10. With the approval of our board of directors, and upon similar terms and conditions to those set forth in that loan agreement, we entered into a non-binding letter of intent for the sale of our Fit Pay subsidiary, excluding certain assets on August 6, 2019. In connection with the letter of intent, we were advanced $500,000 of non-interest bearing working capital for Fit Pay. On September 9, 2019, we completed the sale of our Fit Pay subsidiary to Garmin International, Inc. for $3.32 million in cash.

Healthcare

Overview

With respect to the healthcare market, our business initiatives are driven by LogicMark, which serves a market that enables two-way communication, medical device connectivity and patient data tracking of key vitals through sensors, biometrics, and security to make home health care a reality. There are four (4) major trends driving this market: (1) an increased desire for connectivity; specifically, a greater desire for connected devices by people over 60 years of age who now represent the fastest growing demographic for social media; (2) the growth of “TeleHealth”, which is the means by which telecommunications technologies are meeting the increased need for health systems to better distribute doctor care across a wider range of health facilities, making it easier to treat and diagnose patients; (3) rising healthcare costs – as healthcare spending continues to outpace the economy, the need to reduce hospital readmissions, increase staffing efficiency and improve patient engagement remain the highest priorities; and (4) the critical shortage of labor in the home healthcare industry, creating an increased need for technology to improve communication to home healthcare agencies by their clients. Together, these trends have produced a large and growing market for us to serve. LogicMark has built a successful business on emergency communications in healthcare. We have a strong business relationship with the VA today, serving veterans who suffer from chronic conditions that often require emergency assistance. This business is steady and growing, producing record revenue in 2019. Our strategic plan calls for expanding LogicMark’s business into other healthcare verticals as well as retail and enterprise channels in order to better serve the expanding demand for connected and remote healthcare solutions.

Home healthcare, is an emerging area for LogicMark. The long-term trend toward more home-based healthcare is a massive shift that is being driven by demographics (an aging population) and basic economics. People also value autonomy and privacy which are important factors in determining which solutions will suit the market. Consumers are beginning to enjoy the benefits of smart home technologies and online digital assistants.

Our Healthcare Monitoring Market Opportunity

PERS devices are used to call for help and medical care during an emergency. These devices are also used by a wide patient pool, as well as the general population, to ensure safety and security when living or traveling alone. The global medical alert systems market caters to different end-users across the healthcare industry, including individual users, hospitals and clinics, assisted living facilities and senior living facilities. The growing demand for home healthcare devices is mainly driven by an aging population, rising healthcare costs and a severe shortage of workers in the home healthcare market worldwide. It is very beneficial for seniors who have a history of falling or have been identified as having a high fall risk, older individuals who live alone and people who have mobility issues. We believe that the aging population will spur the usage of medical alert systems across the globe, as they offer safety and medical security while being affordable and accessible.

Global PERS Market Growth

Source: Kenneth Research 2020

The PERS market is divided into three (3) device segments: landline-based PERS, mobile PERS, and standalone devices. The global PERS market is projected to grow at a compound annual growth rate (“CAGR”) of 5.82% to $4.7 billion in 2027, benefiting from strong demographic tailwinds. As landline usage continues to decrease, other technologies such as cellular and WiFi will be used for in-home systems. According to Kenneth Research, North America, Asia and Europe are the largest markets for PERS, accounting for approximately 36%, 31% and 25% of total sales, respectively, in 2027. According to Kenneth Research, improvements in healthcare infrastructure and emerging economies will fuel growth and significantly improve the relative market share of the rest of world regions.

Our Health Care Products

LogicMark produces a range of products within the PERS market and has differentiated itself by offering “no monthly fee” products, which only require a one-time purchase fee, instead of a recurring monthly contract. The “no monthly fee” products contact family, friends or 911 directly, eliminating the monthly fee from a monitoring center.  As a result, we believe LogicMark’s products are typically the most cost-effective PERS option. LogicMark’s non-monitored solution offers a significant value proposition over monitored solutions.

The cost of ownership of a monitored solution, which includes a monthly service fee, can be as much as $1,500 – $3,000 over a five-year period. This compares to a one-time purchase of a LogicMark no monthly fee device, which provides a similar level of security for a purchase price as low as one tenth of that amount.

LogicMark offers both traditional (i.e., landline) and mPERS (i.e., cell-based) options. Our no monthly fee products are sold primarily through the VA and healthcare distributors.

Product Information	Products	Channel
GuardianAlert	❑ Provides two-way voice communication to 911 via a cordless pendant ❑ Compatible with any standard landline and most VoIP ❑ 600 ft. Pendant Range ❑ Rechargeable Pendant Battery ❑ Package contents include: Pendant, base station, pendant batteries, power adapter, belt clip, lanyard, phone cord splitter, and screwdriver ❑ Additional accessories include: Battery back-up unit and lock box ❑ No monthly fees or service agreements		VA Distribution/Dealers Direct to Consumer
Guardian Alert 911 Plus	❑ Mobile PERS (mPers) device ❑ Two-way Voice through the pendant ❑ Calls 911 directly ❑ Supervised rechargeable battery (6-9 month standby time) ❑ No monthly fees or service agreements		VA Distribution/Dealers Direct to Consumer
FreedomAlert	❑ Provides two-way voice communication up to 4 pre-programmed contacts ❑ System allows for 3 modes: call up to 4 contacts; call up to 4 contacts then call 911; and call 911 directly ❑ Compatible with any standard landline and most VoIP ❑ 600 ft Pendant Range ❑ Package contents include: pendant, base station, pendant batteries, power adapter, belt clip, lanyard, phone cord splitter, phone cord, wrist/wheelchair strap. ❑ Additional accessories include: Emergency Wall Communicator and lockbox ❑ No monthly fees or service agreements		VA Distribution/Dealers Direct to Consumer
Notifi 911+	❑ Cellular system utilizing AT&T network ❑ Two-way voice ❑ Calls 911 directly ❑ Supervised rechargeable battery (3-6 month standby time) ❑ No monthly fees or service agreements		Retail Direct to Consumer

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

The chart below summarizes LogicMark’s product offering versus those of its competitors:

Pendant Range	2-way Rechargeable Pendant	1-way Pendant	Rechargeable Pendant	# of Learned Pendants	Supervised Pendants	Requires Monitoring Contract	Cellular Solution	VoIP Compatible	Ability to call 911	# of People it can call	Optional wall Unit
Guardian Alert	600’	X		X	1	X	N		X	Y	911 only	
Freedom Alert	600’	X		X	4	X	N		X	Y	4 + 911	X
LifeSentry	600’	X		X	4	X	Y		X	N	Central Station	X
CareTaker Sentry	600’	X	X	X	9	X	Y		X	N	Central Station	X
Guardian Alert 911+	NA	X		X	1	NA	N	Y	NA	Y	911 only	
Notifi 911+	NA	X		X	1	NA	N	Y	NA	Y	911 only	
Belle by Freeus	NA	X		X	1	NA	Y	Y	NA	N	Central Station	
Classic Guardian	1300’		X		1	X	Y		X	N	Central Station	
Home Guardian	1300’		X		1	X	Y	Y		N	Central Station	
SkyAngel 911FD	NA	x		X	1	X	N	Y	NA	Y	911 only	
Great Call	NA	X		X	1	NA	Y	Y	NA	N	Central Station

Our Health Care Business Strategy

We intend to expand LogicMark’s product distribution by using larger distributors who can leverage the consumer value proposition of offering a one-time device purchase as opposed to a leased monthly solution. We also intend to apply our technology to the next generation of PERS devices that will have greater functionality, innovative design and clinical monitoring capability. We believe that there is further potential for expansion in the domestic and international retail and institutional/senior living markets, and we intend to take advantage of this through a new product offering, Notifi911+, which is a non-monitored device developed for direct-to-consumer sales through retail channels and direct marketing initiatives. We are also seeking to leverage our PERS experience to develop new offerings to serve the home healthcare and senior living markets with WiFi notification services.

Overall, our healthcare division, through LogicMark, is positioned to take advantage of favorable market dynamics, a stable revenue-producing customer base, a differentiated product line, a robust new product development pipeline and compelling growth opportunities.

Payments and Financial Technology

Overview

Our former wholly-owned subsidiary, Fit Pay, Inc., had a proprietary technology platform that delivered payment, credential management, authentication and other secure services to the IoT ecosystem. The platform used tokenization, a payment security technology that replaces cardholders’ account information with a unique digital identifier, to transact highly secure contactless payment and authentication services. Fit Pay connected its customers to leading payment card networks, including VISA, Mastercard, Maestro and Discover, and to credit card issuing banks globally. Fit Pay also commercialized its third-party token service provider platform with the launch of Garmin Pay, which was powered by Fit Pay’s platform. Fit Pay’s technology and tokenization service enabled the contactless payment feature that is included in smart watches manufactured by Garmin.

On September 21, 2018, we announced that our board of directors approved a plan to separate our financial technology business from our healthcare business into an independent publicly traded company. We originally planned to distribute shares representing our financial technology business into a newly created company and wholly-owned subsidiary of the Company (which we named “PartX”), to our stockholders through the execution of a spin-off. As a result, we reclassified our financial technology business to discontinued operations for all periods reported. Our financial technology business was comprised of our Fit Pay subsidiary and the intellectual property developed by the Company, including the Flye Smartcard and the Wocket. On April 29, 2019, a Registration Statement on Form 10 was filed by PartX with the SEC in connection with the planned spin-off of our payments, authentication and credential management business. On August 19, 2019, our subsidiary, PartX notified the SEC that it was withdrawing the Registration Statement on Form 10 as PartX was unable to secure sufficient investment within the time period specified in a term loan agreement to separately fund the spinoff. With the approval of our board of directors, and upon similar terms and conditions to those set forth in that loan agreement, we entered into a non-binding letter of intent for a potential sale of our Fit Pay subsidiary, excluding certain assets on August 6, 2019. In connection with the letter of intent, the purchaser advanced $500,000 of non-interest bearing working capital for Fit Pay. On September 9, 2019, we completed the sale of our Fit Pay subsidiary to Garmin International, Inc. for $3.32 million in cash.

Our Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We currently rely and will continue to rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. We have filed the following patent applications, sixteen of which have been awarded to date:

THE UN-PASSWORD™: RISK AWARE END-TO-END MULTI-FACTOR AUTHENTICATION VIA DYNAMIC PAIRING

Filed March 17, 2014

Application Number 14/217,202

Patent Number 9,407,619

UNIVERSAL AUTHENTICATION AND DATA EXCHANGE METHOD, SYSTEM AND SERVICE

Filed October 26, 2018

Application Number 16/172,667

METHOD TO LOCALLY VALIDATE IDENTITY WITHOUT PUTTING PRIVACY AT RISK

Filed September 1, 2015

Application Number 14/842,252

Patent Number 10,282,535

METHOD TO LOCALLY VALIDATE IDENTITY WITHOUT PUTTING PRIVACY AT RISK

Filed May 6, 2019

Application Number 16/404,044

MULTI-INSTANCE SHARED AUTHENTICATION (MISA) METHOD AND SYSTEM PRIOR TO DATA ACCESS

Filed June 23, 2016

Application Number 15/191,466

METHODS AND SYSTEMS RELATED TO MULTI-FACTOR, MULTIDIMENSIONAL, MATHEMATICAL, HIDDEN AND MOTION SECURITY PINS

Filed August 1, 2016

Application Number 15/224,998

Patent Number 10,565,569

COMPONENTS FOR ENHANCING OR AUGMENTING WEARABLE ACCESSORIES BY ADDING ELECTRONICS THERETO

Filed September 2, 2015

Application Number 14/843,930

Patent Number 10,395,240

The Un-Password: Risk Aware End-to-end Multi-factor Authentication via Dynamic PairinG

Filed March 14, 2016

Application Number 15/068,834

Patent Number 10,015,154

The Un-Password: Risk Aware End-to-end Multi-factor Authentication via Dynamic PairinG

Filed July 2, 2018

Application Number 16/025,992

SYSTEM AND METHOD TO PERSONALIZE PRODUCTS AND SERVICES

Filed July 15, 2016

Application No. 15/212,184

SYSTEM AND METHOD TO PERSONALIZE PRODUCTS AND SERVICES

Filed September 6, 2016

Application No. 15/257,101

SYSTEM AND METHOD TO AUTHENTICATE ELECTRONICS USING ELECTRONIC-METRICS

Filed July 5, 2016

Application No. 15/202,553

Patent Number 10,419,428

SYSTEM AND METHOD TO AUTHENTICATE ELECTRONICS USING ELECTRONIC-METRICS

Filed September 15, 2019

Application No. 16/571,171

SYSTEM AND METHOD TO DETERMINE USER PREFERENCES

Filed July 15, 2016

Application No. 15/212,163

PREFERENCE DRIVEN ADVERTISING SYSTEM AND METHOD

Filed July 15, 2016

Application Number 15/212161

AN EVENT DETECTOR FOR ISSUING A NOTIFICATION RESPONSIVE TO OCCURRENCE OF AN EVENT

Filed July 27, 2018

Application Number 16/048,181

METHOD AND SYSTEM TO IMPROVE ACCURACY OF FALL DETECTION USING MULTI-SENSOR FUSION

Filed December 17, 2018

Application Number 16/222,359

METHOD AND SYSTEM TO REDUCE INFRASTRUCTURE COSTS WITH SIMPLIFIED INDOOR LOCATION AND RELIABLE COMMUNICATIONS

Filed November 11, 2019

Application Number 16/679,494

METHOD AND SYSTEM TO DETERMINE AND RECORD CALORIC INTAKE

Filed November 16, 2019

Application Number 62/963,493

WIRELESS CENTRALIZED EMERGENCY SERVICES SYSTEM

Filed January 15, 2008

Application Number 12/007740

Patent Number 8,275,346

VOICE-EXTENDING EMERGENCY RESPONSE SYSTEM

Filed September 5, 2008

Application Number 12/230,841

Patent Number 8,121,588

LIST-BASED EMERGENCY CALLING DEVICE

Filed March 11, 2009

Application Number 12/402,304

Patent Number 8,369,821

ALARM SIGNALING DEVICE AND ALARM SYSTEM

Filed February 2, 2005

Application Number 10/523,115

Patent Number 7,312,709

FALL DETECTION SYSTEM HAVING A FLOOR HEIGHT THRESHOLD AND A RESIDENT HEIGHT DETECTION DEVICE

Filed June 27, 2008

Application Number 12/216,053

Patent Number 7,893,844

APPARATUS AND METHOD FOR LOCATING AND UPDATING LOW-POWER WIRELESS COMMUNICATION DEVICES

Filed August 24, 2014

Application Number 14/467,268

Patent Number 9,472,088

APPARATUS AND METHOD FOR LOCATING AND UPDATING LOW-POWER WIRELESS COMMUNICATION DEVICES

Filed September 8, 2016

Application Number 15/259,247

Patent Number 9,900,737

ALARM SIGNALING DEVICE AND ALARM SYSTEM

Canadian patent

Filed August 1, 2003

Application Number 2,494,166

Patent Number 2,494,166

APPARATUS AND METHOD FOR LOCATING AND UPDATING LOW-POWER WIRELESS COMMUNICATION DEVICES

Canadian Patent

Filed August 11, 2015

Application Number 2,900180

APPARATUS AND METHOD FOR LOCATING AND UPDATING LOW-POWER WIRELESS COMMUNICATIONS DEVICES

Filed August 25, 2014

Application Number 14/467,268

Patent Number 9,472,088

WIRELESS, CENTRALIZED EMERGENCY SERVICES SYSTEM

Filed January 15, 2008

Application Number 12/007,740

Patent Number 8,275,346

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

Corporate Information

History

We were incorporated in the State of Delaware on February 8, 2012. As of December 31, 2018, we were no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”). We are a security technology company and we operate our business in one segment – hardware and software security systems and applications. We are engaged in the development of proprietary products and solutions that serve multiple end markets, including the security, healthcare, financial technology and the Internet of Things (“IoT”) markets. We evaluate the performance of our business on, among other things, profit and loss from operations. With extensive experience in access control, biometric and behavior-metric identity verification, security and privacy, encryption and data protection, payments, miniaturization, and sensor technologies, we develop and market solutions for payment, IoT and healthcare applications.

Our wholly-owned subsidiary, LogicMark LLC (“LogicMark”), manufactures and distributes non-monitored and monitored personal emergency response systems sold through the United States Department of Veterans Affairs, healthcare durable medical equipment dealers and distributors and monitored security dealers and distributors.

On May 23, 2017, we entered into an agreement and plan of merger with Fit Pay, Inc. (“Fit Pay”). Fit Pay, which after the merger, became a wholly-owned subsidiary, had a proprietary technology platform that delivers payment, credential management, authentication and other secure services to the IoT ecosystem. The platform uses tokenization, a payment security technology that replaces cardholders’ account information with a unique digital identifier, to transact highly secure contactless payment and authentication services. On September 21, 2018, we announced that our board of directors approved a plan to separate our financial technology business from our healthcare business into an independent publicly traded company. We originally planned to distribute shares of PartX, Inc., a newly created company and wholly-owned subsidiary of the Company (“PartX”), to our stockholders through the execution of a spin-off. As a result, we reclassified our financial technology business to discontinued operations for all periods reported (See Note 4). Our financial technology business was comprised of our Fit Pay subsidiary and the intellectual property developed by the Company, including the Flye Smartcard and the Wocket. On April 29, 2019, a Registration Statement on Form 10 was filed by PartX with the SEC in connection with the planned spin-off of our payments, authentication and credential management business. On August 19, 2019, our subsidiary, PartX notified the SEC that it was withdrawing the Registration Statement on Form 10. With the approval of our board of directors, and upon similar terms and conditions as those set forth in that loan agreement, we entered into a non-binding letter of intent for the sale of our Fit Pay subsidiary, excluding certain assets on August 6, 2019. In connection with the letter of intent, we were advanced $500,000 of non-interest bearing working capital for Fit Pay. On September 9, 2019, we completed the sale of our Fit Pay subsidiary to Garmin International, Inc. for $3.32 million in cash (See Note 4).

Other

Our principal executive offices are located at 288 Christian Street, Hangar C 2nd Floor, Oxford, CT 06478, and our telephone number is (203) 266-2103. Our website address is www.nxt-id.com. The information contained therein or connected thereto shall not be deemed to be incorporated into this Report. The information on our website is not part of this Report.

As of December 31, 2018, we were no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

Employees

As of December 31, 2019, we had a total of 30 full-time employees, comprising 4 employees in product engineering, 3 employees in finance and administration, 12 employees in sales and customer service and 11 employees in product fulfillment. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, graphic designers, computer scientists, sales and marketing and senior management personnel. In addition, we have independent contractors whose services we are using on an as-needed basis to assist with the engineering and design of our products.

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

The Company incurred a net loss from continuing operations of $2,368,418 for the year ended December 31, 2019. As of December 31, 2019, the Company had cash and stockholders’ equity of $1,587,250 and $6,714,588 respectively. At December 31, 2019, the Company had a working capital deficiency of $2,308,407. We cannot provide any assurance that we will be able to raise additional cash from equity financings, secure debt financing, and/or generate revenue from the sales of our products. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

We and the businesses we have recently acquired or propose to acquire have limited operating histories and we cannot offer any assurance as to our future financial results, and you should not rely on the historical financial date included in this annual report as an indicator of our future financial performance.

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

Our business, financial condition and results of operations may be adversely affected by the recent coronavirus outbreak or other similar epidemics or adverse public health developments

The outbreak of the novel coronavirus (COVID-19) has caused many governments to implement quarantines and significant restrictions on travel, or to advise that people remain at home where possible and avoid crowds. This has led to many businesses shutting down or limiting operations as well as greater uncertainty in financial markets. Any economic downturns or adverse impacts resulting from the coronavirus or other similar epidemics or adverse public health developments may increase the likelihood of our distributors and/or the VA significantly reducing orders for our products or being unable to pay us in accordance with the terms of already fulfilled orders. Additionally, our primary third-party suppliers are located in China and other countries in Asia. Notwithstanding that the coronavirus pandemic appears to have been initiated in China, to date, we have not experienced any significant disruptions in our sources of supply for our products. If, in the future, we experience, delays or disruptions, such as difficulty obtaining components and temporary suspension of operations, our existing inventory levels may not be sufficient, and our business, financial condition and results of operations could be materially and adversely affected, in the event that the slowdown or suspension carries on for a long period of time. As a result of the current or future epidemics, we may also be impacted by shutdowns, employee impacts from illness and other community response measures meant to prevent spread of the virus, all of which could negatively impact our business, financial condition and results of operations. Further, if we are regularly unable to meet our obligations to deliver our products to distributors and/or the VA, they may decide to terminate or reduce their distribution arrangements with us and our business could be adversely affected. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus.

Our future success depends on the continued service of management, engineering and sales personnel and our ability to identify, hire and retain additional personnel.

Our success depends, to a significant extent, upon the efforts and abilities of members of senior management. We have not entered into an employment agreement with our President, Chief Executive Officer and Chief Financial Officer, or our Chief Technology Officer. The loss of the services of one or more of our senior management or other key employees could adversely affect our business.

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

As of December 31, 2019, we have identified certain matters that constituted material weaknesses in our internal controls over financial reporting. See Item 9A. for further discussion on Controls and Procedures.

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

Although recent trends point to continuing improvements, there is still lingering volatility and uncertainty. Recently there has been greater volatility in the financial markets as a result of uncertainty caused by the outbreak of the coronavirus disease 2019 (“COVID-19”), which originated in China and continues to spread, including to the United States and Europe. A change or disruption in the global financial markets for any reason, including COVID-19 or other epidemics, may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products could decrease and differ materially from current expectations. Further, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us or possible insolvencies of our customers could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.

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

On May 24, 2019, we were notified by Nasdaq that the bid price of our common stock had failed to satisfy the minimum bid price requirement and in accordance with Nasdaq’s Listing Rules, we were granted a 180 calendar day compliance period, or until November 20, 2019, to regain compliance with the minimum bid price requirements. In order to regain compliance, the closing bid price of our common stock was required to be at least $1 per share for a minimum of 10 consecutive business days during this 180-day period. Our common stock did not regain compliance with the minimum $1 bid price per share requirement as of November 20, 2019. By letter dated November 14, 2019, we requested an extension of an additional 180 days in which to regain compliance. On November 21, 2019, we received notice from Nasdaq indicating that, while we had not regained compliance with the minimum bid price requirement, the staff of Nasdaq had determined that we were eligible for an additional 180-day period, or until May 18, 2020, to regain compliance. The staff’s determination was based on (i) our meeting the continued listing requirement for market value of our publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) our providing written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, if necessary, by effecting a reverse stock split. If at any time during this second 180-day period the closing bid price of our common stock is at least $1 per share for at least a minimum of 10 consecutive business days, the Nasdaq staff stated it will provide written confirmation of compliance. If compliance cannot be demonstrated by May 18, 2020, the Nasdaq staff will provide written notification that our securities will be delisted. At that time, we may appeal the staff’s determination to a hearings panel.

There can be no assurances that we will be able to regain compliance with Nasdaq’s listing standards or if we do later regain compliance with Nasdaq’s listing standards, will be able to continue to comply with the applicable listing standards. If we are unable to maintain compliance with these Nasdaq requirements, our common stock will be delisted from Nasdaq.

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

A U.S. broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

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

Properties

Our principal executive offices are located in Oxford, Connecticut. On September 12, 2014, the Company entered into a lease agreement for this office space. The lease term commenced on October 1, 2014 and the lease term was for two (2) years. The Company is currently leasing this office space on a month-to-month basis with a monthly rent of $1,925.

On October 16, 2013, the Company entered into a lease agreement for office space in Palm Bay, Florida. The term of the lease commenced on May 1, 2014 and was for three (3) years with a monthly rent of $1,250 in the first year, increasing 3% annually thereafter. The Company is currently leasing this office space on a month-to-month basis with a monthly rent of $1,918.

As a result of the LogicMark acquisition on July 25, 2016, we assumed two (2) facility leases. One of the leases was for office space located in Plymouth, Minnesota with a monthly rent of $1,170. This lease agreement expired in February 2018. In addition, LogicMark subleased office and warehouse space located in Louisville, Kentucky. The subleasing agreement expired on August 31, 2017. On June 6, 2017, we entered into a new three-year lease agreement for the same office and warehouse space located in Louisville, Kentucky. The current monthly rent for the space is $7,279 and this lease agreement expires in August 2020.

Item 3.	Legal Proceedings

Subsequent to December 31, 2019, on February 24, 2020, Michael J. Orlando, a former executive officer and director of the Company, as Shareholder Representative, and the other stockholders of Fit Pay (collectively, the “Fit Pay Shareholders”), filed a lawsuit in the United States District Court for the Southern District of New York against the Company, CrowdOut Capital, LLC, and Garmin International, Inc. (the “Complaint”). The Complaint alleges the Company has breached certain contractual obligations under a merger agreement, dated May 23, 2017, between Fit Pay and the Company (the “Merger Agreement”), regarding certain future, contingent earnout payments allegedly that could be owed to the Fit Pay Shareholders from future revenues (the “Earnout Payments”). The Company previously disclosed the Merger Agreement in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2017. The Complaint seeks monetary damages from the defendants. The Company believes that these claims are without merit and plans to vigorously defend the action.

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. Other than the Complaint described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or the executive officers of any of our subsidiaries, threatened against or affecting us, or any of our subsidiaries in which an adverse decision could have a material adverse effect upon our business, operating results, or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Capital Market (“NASDAQ”) under the symbol “NXTD.”

Holders

As of March 29, 2020, there were approximately 97 holders of record of our common stock. This number does not include shares of common stock held by brokerage clearing houses, depositories or others in unregistered form.

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

Results of Operations

Year ended December 31, 2019 compared with the year ended December 31, 2018.

Revenue. Our revenues from continuing operations for the year ended December 31, 2019 were $17,137,301 compared to $17,116,511 for the year ended December 31, 2018. Our revenues were essentially flat for the year ended December 31, 2019 as compared to the year ended December 31, 2018. In 2019 we experienced a favorable shift in product sales mix from land-based products to mobile products which typically have a higher sales price on per-unit basis; the revenue increase from this favorable shift was partially offset by decreased sales volume in LogicMark’s commercial sales.

Cost of Revenue and Gross Profit. Our gross profit and gross profit margin for the year ended December 31, 2019 was $12,768,806 and 75%, respectively, compared to a gross profit and gross profit margin of $12,312,720 and 72%, respectively, for the year ended December 31, 2018. The increase in our gross profit margin for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is primarily attributable to the higher gross profit resulting from the favorable shift in product sales mix discussed above which was partially offset by the decreased gross profit margin resulting from the decreased sales volume in LogicMark’s commercial product sales.

Operating Expenses. Operating expenses for the year ended December 31, 2019 totaled $10,191,015 and consisted of research and development expenses of $1,208,536, selling and marketing expenses of $3,279,317 and general and administrative expenses of $5,703,162. For the year ended December 31, 2019, the research and development expenses related primarily to salaries and consulting services of $848,596. Selling and marketing expenses consisted primarily of salaries and consulting services of $734,752, amortization of intangibles of $761,815, freight charges of $658,889, merchant processing fees of $415,447, and sales commissions of $296,619. General and administrative expenses for the year ended December 31, 2019 consisted of salaries and consulting services of $1,673,676, accrued management and employee incentives of $284,785, and legal, audit and accounting fees of $776,767. Also included is $240,205 in non-cash stock compensation to vendors, employees and board members.

Operating expenses for the year ended December 31, 2018 totaled $11,725,231 and consisted of research and development expenses of $761,722, selling and marketing expenses of $4,110,616 and general and administrative expenses of $6,852,893. The research and development expenses related primarily to salaries and consulting services of $638,133. Selling and marketing expenses consisted primarily of salaries of $1,257,945, amortization of intangibles of $761,815, freight charges of $605,067, merchant processing fees of $392,604, and sales commissions of $289,533. General and administrative expenses for the year ended December 31, 2018 consisted of salaries and consulting services of $1,911,421, accrued management and employee incentives of $909,264, and legal, audit and accounting fees of $859,641. Also included is $933,217 in non-cash stock compensation to vendors, employees and board members.

Our operating expenses for the year ended December 31, 2019 were approximately $1,500,000 lower as compared to our operating expenses for the year ended December 31, 2018. The lower operating expenses for the year ended December 31, 2019 versus the year ended December 31, 2018 is primarily attributable to the significant cost reductions and cost containment efforts implemented by the Company in 2019 and lower non-cash stock compensation expense in 2019 as compared to 2018.

Operating Profit (Loss). The operating profit for the year ended December 31, 2019 was $2,577,791, compared with an operating profit for the year ended December 31, 2018 of $587,489. The significant favorable change in operating profit for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is primarily attributable to the higher gross profit margin resulting from the favorable shift in LogicMark product sales mix in 2019 as compared to 2018 and the lower operating expenses attributable to the significant cost reductions and cost containment efforts in 2019 as compared to 2018.

Provision for Income Taxes: The provision for income taxes for the year ended December 31, 2019 totaled a tax benefit of $332,571 or 12.31% of the loss before income taxes, which differed from the tax benefit at the 21% statutory rate of $567,208 primarily due to state income taxes and book to tax differences on the loss on sale of Fit Pay, offset by changes in the valuation allowance. The provision for income taxes for the year ended December 31, 2018 totaled a tax expense of $34,323 or (2.65%) of operating income before taxes, which differed from the tax benefit at the 21% statutory rate of $271,802 primarily due to state income taxes offset by changes in the valuation allowance.

Loss from Continuing Operations. The net loss from continuing operations for the year ended December 31, 2019 was $2,368,418 compared to $1,328,616 for the year ended December 31, 2018. The net loss from continuing operations for the year ended December 31, 2019 was primarily attributable to interest expense of $3,020,012 and a loss on the extinguishment of debt of $2,343,879 all of which was partially offset by operating profit of $2,577,791 discussed above, favorable change in fair value of contingent consideration related to the acquisition of Fit Pay of $85,111 and an income tax benefit of $332,571.

The net loss from continuing operations for the year ended December 31, 2018 was $1,328,616 and was primarily attributable to interest expense of $2,967,211, a loss on the extinguishment of debt of $68,213, warrant modification expense of $345,280 and an income tax provision of $34,323 all of which was partially offset by operating profit of $587,489 discussed above and a favorable change in fair value of contingent consideration related to the acquisition of Fit Pay of $1,498,922.

Liquidity and Capital Resources

Sources of Liquidity

We have generated operating income of $2,577,791 and a loss from continuing operations of $2,368,418 for the year ended December 31, 2019. As of December 31, 2019, we had cash and stockholders’ equity of $1,587,250 and $6,714,588, respectively. At December 31, 2019, our continuing operations had a working capital deficiency of $2,308,407. During the year ended December 31, 2019, we received net proceeds of $3,214,042 from the issuance of common stock and warrants. In addition, we sold our subsidiary, Fit Pay, Inc. and we also significantly reduced our operating expenses by approximately $3.0 million on an annual basis. These strategic efforts will significantly enhance our cash flow generation as we move forward into 2020.

Given our cash position at December 31, 2019 and our projected cash flow from operations, we believe that we will have sufficient capital to sustain operations for a period of one year following the date of this filing. We may also raise funds through equity or debt offerings to accelerate the execution of our long-term strategic plan to develop and commercialize our core products and to fulfill our product development commitments.

As of December 31, 2019, the Company had cash of $1,587,250.

Cash Flows

Cash and Working Capital

We have incurred losses from continuing operations of $2,368,418 and $1,328,616 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company had cash and stockholders’ equity of $1,587,250 and $6,714,588, respectively. At December 31, 2019, the Company’s continuing operations had a working capital deficiency of $2,308,407. During the year ended December 31, 2019, the Company raised net proceeds of approximately $3,214,042 in connection with the issuance of common stock and warrants.

Cash Provided by (Used in) Operating Activities

Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the year ended December 31, 2019, net cash provided by operating activities amounted to $2,240,122, which was comprised of a net loss of $2,368,418, positive adjustments to reconcile net loss to net cash used in operating activities of $4,210,738 and changes in operating assets and liabilities of positive $397,802. During the year ended December 31, 2018, net cash used in operating activities amounted to $50,189, which was comprised of a net loss of $1,328,616, positive adjustments to reconcile net loss to net cash used in operating activities of $1,217,069 and changes in operating assets and liabilities of positive $61,358.

Cash Provided by (Used in) Investing Activities

During the year ended December 31, 2019, net cash provided by investing activities amounted to $2,750,314 and was primarily related to the net proceeds received from the sale of our discontinued operations of $2,955,170 which was offset in part by earnout payments to the Fit Pay Sellers totaling $181,065 and the purchase of equipment of $23,791. During the year ended December 31, 2018, net cash used in investing activities amounted to $3,166,854 and was primarily related to the 2017 earnout payment of $3,156,088 to the LogicMark Sellers and the purchase of equipment of $10,766.

Cash (Used in) Provided by Financing Activities

During the year ended December 31, 2019, net cash used in financing activities totaled $2,001,429 and was primarily related to the pay down of $16,000,000 in term loan facility with Sagard Holdings Manager, LP, pay downs in both the short and long-term Seller debt totaling $638,881, scheduled term loan repayments of $1,203,125 and fees paid in connection with equity offerings totaling $55,546. In addition, we also prepaid $1,988,498 of the term loan facility with a portion of the net proceeds received from the sale of our discontinued operations. These financing disbursements were funded in part with net proceeds received of $1,299,042 from the sale of stock from our January 2019 At-the-Market Offering, $1,915,000 from the sale of stock in connection with a registered direct public offering and $14,670,579 in net proceeds received from the refinancing with CrowdOut Capital, which closed on May 3, 2019. During the year ended December 31, 2018, net cash from financing activities totaled $3,063,334 and was primarily related to $425,000 in proceeds received from the exercising of warrants into common stock and $14,906,030 in net proceeds received from the refinancing with Sagard Holdings Manager, LP, which closed on May 24, 2018. The cash received from financing activities during the year ended December 31, 2018 was partially offset by the net pay down of $12,000,000 related to the revolver facility with ExWorks Capital Fund I, L.P., pay downs in short term debt totaling $212,961 and fees paid in connection with equity offerings of $54,735.

Coronavirus – COVID-19

In early 2020, the coronavirus that causes COVID-19 was reported to have surfaced in China. The Company’s primary supply chain is located in China and other Asian-based locations. To date, the Company’s supply chain has not experienced any significant disruptions. The global spread of this virus has caused significant business disruption around the world including the United States, the primary area in which the Company operates and sells its products. The business disruption is currently expected to be temporary, however there is considerable uncertainty around the duration of the business disruption. Therefore, while the Company expects this matter to negatively impact the Company’s financial condition, results of operations, or cash flows, the extent of the financial impact and duration cannot be reasonably estimated at this time.

Impact of Inflation

We believe that our business has not been affected to a significant degree by inflationary trends during the past three (3) years. However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets. We have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during 2020. As such, we do not believe that inflation will have a significant impact on our business during 2020.

Financings

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

The performance of LogicMark under the Credit Agreement was secured by: (a) a senior lien granted pursuant to a Security Agreement on all of the assets of the Company, the Company’s subsidiaries, LogicMark and 3D-ID, LLC (“3D-ID”), a non-operating company which holds certain assets, and Fit Pay, the Company’s former subsidiary; (b) a senior lien granted pursuant to an Intellectual Property Security Agreement on all of the intellectual property assets of the foregoing companies; and (c) a pledge of certain pledged securities of the foregoing companies pursuant to a Securities Pledge Agreement. The performance of LogicMark was guaranteed pursuant to a guaranty under a Guaranty Agreement by the Company, 3D-ID and Fit Pay, the Company’s former subsidiary.

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

Each warrant contains a covenant to register pursuant to which the Company covenants that within ninety (90) days of May 24, 2018, at the Company’s sole cost and expense, it will file or cause to be filed a registration statement covering the sale or resale of the warrant shares underlying the warrants and will promptly provide confirmation of such registration to the holder. The warrant shares were registered pursuant to a registration statement initially filed by the Company with the SEC on July 10, 2018, which was declared effective on July 27, 2018.

A.G.P./Alliance Global Partners, (“A.G.P.”) served as the placement agent for the Company.

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

The New Warrants are exercisable for up to the original expiration dates of the Old Warrants, or July 19, 2022, January 13, 2023, or May 13, 2023, as applicable. The New Warrants are required to be exercised for cash; however, if during the term of the New Warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the New Warrants, then the New Warrants may be exercised on a cashless (net exercise) basis.

During the year ended December 31, 2018, the Company received proceeds of $225,000 in connection with exercise of New Warrants into 150,000 Shares of Common Stock at an exercise price of $1.50 per share.

January 2019 At-the-Market Offering

On  January 8, 2019, the Company entered into a sales agreement with A.G.P. for an at-the-market offering, pursuant to which the Company could sell, at its option, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $15 million to or through A.G.P., as sales agent. The Company was obligated to pay A.G.P. commissions for its services in acting as the Company’s sales agent in the sale of its common stock pursuant to the sales agreement. A.G.P. was entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock on the Company’s behalf pursuant to the sales agreement. The Company also agreed to reimburse A.G.P. for its reasonable out-of-pocket expenses, including the fees and disbursements of counsel to A.G.P., incurred in connection with the offering, in an amount not to exceed $35,000. During the year ended December 31, 2019, the Company received $1,299,042 in net proceeds from the sale of 1,113,827 shares of its common stock under the sales agreement with A.G.P. On April 2, 2019, the Company entered into a Securities Purchase agreement with an investor in connection with a registered direct public offering of 2,469,136 shares of the Company’s common stock. The shares of common stock were offered at a price of $0.81 per share and the Company received $1,915,000 in net proceeds from the sale. The Company also issued to the investor for no additional consideration common stock purchase warrants to purchase 2,469,136 shares of common stock. The warrants are exercisable upon issuance at an exercise price of $1.05 and expire on the fifth (5th) anniversary of the initial exercise date. The warrants and the underlying warrant shares were registered for resale pursuant to a prospectus supplement, dated April 4, 2019, to the prospectus dated December 17, 2018, which was the base prospectus included in the registration statement filed on November 30, 2018, and which was declared effective on December 17, 2018. The sales agreement with A.G.P. was terminated on October 10, 2019.

May 2019 Debt Refinancing

On May 3, 2019, LogicMark completed the closing of a $16,500,000 senior secured term loan with the lenders thereto and CrowdOut Capital LLC, as administrative agent. The Company used the proceeds from the term loan to repay LogicMark’s existing term loan facility with Sagard Holdings Manager LP and to pay other costs related to the refinancing. The maturity date of the Term Loan with CrowdOut Capital LLC is May 3, 2022 and requires the Company to make minimum principal payments over the three-year term amortized over 96 months. Since the inception of the refinancing, the Company has made scheduled principal repayments totaling $1,203,125 through December 31, 2019. In addition, the Company prepaid an additional $1,988,498 of term loan in September 2019 with a portion of the proceeds received from the sale of discontinued operations. The outstanding principal amount of the Term Loan bears interest at a rate of LIBOR, adjusted monthly, plus 11.0% per annum (approximately 13.0% as of December 31, 2019). The Company incurred $412,500 in original issue discount for closing related fees charged by the Lender. During the year ended December 31, 2019, the Company amortized $168,430 of the original issue discount which is included in interest expense in the consolidated statement of operations. At December 31, 2019 the unamortized balance of the original issue discount was $244,070. The Company also incurred $1,831,989 in deferred debt issue costs related to the Term Loan. The deferred debt issue costs include an exit fee of $1,072,500 which is equivalent to 6.5% of the term loan amount borrowed from CrowdOut Capital. The exit fee is due to CrowdOut Capital upon the earlier of final repayment of the term loan facility or the maturity date. The liability for the exit fee is included as part of other long-term liabilities in the Company’s consolidated balance sheet. During the year ended December 31, 2019, the Company amortized $569,424, respectively of the deferred debt issue costs which is included in interest expense in the consolidated statements of operations. At December 31, 2019 the unamortized balance of deferred debt issue costs was $1,262,565.

The Credit Agreement contains customary financial covenants. As of December 31, 2019, the Company was in compliance with such covenants.

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

Revenue Recognition

Adoption of Topic 606

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) including its related subsequent amendments, (“Topic 606”) as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Under this transition method, the Company’s results in the consolidated statements of operations for the years ended December 31, 2019 and 2018 are presented under Topic 606.

The Company’s revenues consist of product sales to either end customers or to distributors. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payment terms are generally due net 30 days after delivery. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customers accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination. For the years ended December 31, 2019 and 2018, none of our sales were recognized over time.

Warranty Costs. The Company’s product is sold with a one-year warranty against defects in materials and workmanship under normal use. The Company accrues for the estimated costs associated with the one-year Wocket® warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience. Estimating warranty costs requires significant judgment. To date, warranty claims have been inconsequential and the Company estimates any such claims against sales made to date will be immaterial. Accordingly, no accrual for warranty costs has been recorded at December 31, 2019 and 2018.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2019. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2019 were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as COSO. Management has not completed an evaluation under the criteria set forth in Internal Control-Integrated Framework, and as such our management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

As of December 31, 2019, we have identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area, limited segregation of duties within our accounting and financial reporting functions, and have not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 COSO framework. Management has concluded that, during the period covered by this Report, our internal controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2019 covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions are as follows:

Name	Age	Position	Date First Elected or Appointed
Vincent S. Miceli	62	Chairman, Chief Executive Officer, Chief Financial Officer and Director	September 29, 2014
David Tunnell	54	Vice President and Chief Technology Officer	June 25, 2012
Major General David R. Gust, USA, Ret	77	Director	June 25, 2012
Michael J. D’Almada-Remedios, PhD	57	Director	September 26, 2013
Daniel P. Sharkey	63	Director	June 23, 2014
Robert A. Curtis, Pharm.D.	65	Director	July 25, 2018
Michael J. Orlando (1)	52	Director	May 23, 2017

(1)	Mr. Orlando resigned as a director of the Company on March 5, 2020.

Vincent S. Miceli, has served as President, Chief Executive Officer and a director of the Company since September 17, 2019, and as a Vice President and Chief Financial Officer of the Company since September 29, 2014. Effective March 31, 2020, Mr. Miceli will serve as our Chairman. Mr. Miceli has over 30 years of experience in executive, financial and operational management for companies based primarily in the United States. Prior to joining the Company, Mr. Miceli was Vice-President and Chief Financial Officer/Treasurer of Panolam Industries International, Inc., a privately held company which primarily designs, manufactures, and distributes decorative and industrial laminates, from May 2006 to mid-December 2013. Prior to that, Mr. Miceli was the Chief Financial Officer and Corporate Controller of Opticare Health Systems, Inc., a company that provides integrated eye care services from 2004 to 2006. Prior to 2004, Mr. Miceli held senior accounting positions at Amphenol Corporation and United Technologies, Inc. Mr. Miceli holds a BS degree in accounting from Quinnipiac College, an MBA, with a concentration in Finance, from the University of Hartford and he is an affiliate member of both the AICPA and Connecticut Society of Certified Public Accountants.

Mr. Miceli brings a wealth of public company experience and knowledge of the business of the business of the Company, having served as its Chief Financial Officer for the previous five years. He also brings an operator’s perspective to the Board, which is an important contribution.

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

Michael J. Orlando, served as a director of the Company from June 30, 2017 until March 5, 2020, and served as the Company’s Chief Operating Officer and President of the payments division from May 23, 2017 until September 10, 2019, when the payments division was sold to Garmin.

Board Committees

Our board of directors currently has the following committees:

Audit Committee– Daniel Sharkey*(1), David R. Gust

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our current directors or executive officers has, during the past ten years:

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

Delinquent Section 16(a) Reports

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2019, we believe the following reports listed in the table below were required to be filed by such persons pursuant to Section 16(a) and were not filed on a timely basis:

Name	Form	Description
Daniel P. Sharkey	4	Four (4) transactions were not reported (upon the acquisition of shares of common stock that were received as compensation for the reporting person’s service as a member of the Board of Directors).
John Bendheim	4	Two (2) transactions were not reported (upon the acquisition of shares of common stock that were received as compensation for the reporting person’s service as a member of the Board of Directors).
Robert A. Curtis	4	Four (4) transactions were not reported (upon the acquisition of shares of common stock that were received as compensation for the reporting person’s service as a member of the Board of Directors).
David R. Gust	4	Four (4) transactions were not reported (upon the acquisition of shares of common stock that were received as compensation for the reporting person’s service as a member of the Board of Directors).
Michael J. D’Almada-Remedios	4	Four (4) transactions were not reported (upon the acquisition of shares of common stock that were received as compensation for the reporting person’s service as a member of the Board of Directors).

Item 11.	Executive Compensation.

Summary Compensation Table for Fiscal Years 2019 and 2018

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
Gino M. Pereira, (1)	2019	345,968	40,000	100,000	-	-	-	25,682	511,650
Chief Executive Officer	2018	420,000	130,000	547,500	-	-	-	25,899	1,123,399
Vincent S. Miceli	2019	329,391	30,000	75,000				30,190	464,581
Chief Financial Officer (2)	2018	300,000	70,000	292,000				30,818	692,818
Michael J. Orlando,	2019	242,083	-	-	-	-	-	-	242,083
Chief Operating Officer (3)	2018	350,000	50,000	109,500	-	-	-	-	509,500
Stanley E. Washington	2019	104,167	-	-	-	-	-	-	104,167
Chief Revenue Officer (4)	2018	250,000	-	912,500	-	-	-	-	1,162,500

(1)	Mr. Pereira resigned as an officer of the Company effective September 13, 2019.
(2)	Mr. Miceli was appointed President and Chief Executive Officer of the Company upon Mr. Pereira’s resignation.
(3)	Mr. Orlando resigned as an executive officer of the Company effective September 10, 2019.
(4)	Mr. Washington became an employee of the Company effective January 1, 2018 and he resigned as an officer of the Company effective May 31, 2019.
(5)	The 2018 stock awards for Mr. Pereira, Mr. Miceli and Mr. Orlando vest over a three (3) year period from the date of grant. The 2019 stock awards for Mr. Pereira and Mr. Miceli vest over a two (2) year period from the date of grant. The unvested portion of the 2018 and 2019 stock awards for Mr. Pereira and Mr. Orlando were forfeited effective with their respective departure dates.
(6)	Other compensation includes primarily employer-paid health insurance.

Employment Agreements

We do not have employment agreements with Vincent S. Miceli, our President, Chief Executive Officer and Chief Financial Officer, or David Tunnell, our Chief Technology Officer.

A brief description of the LTIP and the Company’s 2017 Stock Incentive Plan (the “2017 SIP”) is contained in Note 10 of the Notes to the Consolidated Financial Statements.

Outstanding Equity Awards at 2019 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by our named executive officers as of December 31, 2019. Each award to each named executive officer is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Gino Pereira (1)	-	-	-	-	-	-	$	-	$-
Vincent S. Miceli (2)	-	-	-	-	-	-	$	110,000	$49,500
Michael J. Orlando (3)	-	-	-	-	-	-	$	-	$-
Stanley E. Washington (4)	-	-	-	-	-	-	$	-	$-

(1)	Effective September 13, 2019, Mr. Pereira resigned as Chief Executive Officer and a director of the Company. Mr. Pereira’s unvested shares as of September 13, 2019 were forfeited upon his resignation.
(2)	The unvested stock awards will vest ratably in 2020.
(3)	Effective September 10, 2019, Mr. Orlando resigned as Chief Operating Officer of the Company. Mr. Orlando’s unvested shares as of September 10, 2019 were forfeited upon his resignation.
(4)	All unvested stock awards vested prior to Mr. Washington’s resignation as on employee of the Company on May 31, 2019.

A brief description of the LTIP and the 2017 SIP is contained in Note 8 of the Notes to the Consolidated Financial Statements.

Director Compensation for Fiscal Year 2019

During 2019, our non-employee directors received $80,000 for serving on our board of directors, which compensation was paid quarterly in common stock. The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
Major General David R. Gust, USA, Ret. (1)	-	80,000	-	-	-	935	80,935
Michael J. D’Almada-Remedios, PhD (2)	-	80,000	-	-	-	615	80,615
Daniel P. Sharkey (3)	-	80,000	-	-	-	-	80,000
John Bendheim (4)	-	40,000	-	-	-	-	40,000
Robert A. Curtis, Pharm.D. (5)	-	80,000	-	-	-	818	80,818

(1)	Mr. Gust received 131,741 shares of common stock at an average price of approximately $0.61 per share.
(2)	Dr. D’Almada-Remedios received 131,741 shares of common stock at an average price of approximately $0.61 per share.
(3)	Mr. Sharkey received 131,741 shares of common stock at an average price of approximately $0.61 per share.
(4)	Mr. Bendheim received 49,561 shares of common stock at an average price of approximately $0.81 per share. Mr. Bendheim resigned from our board on July 23, 2019.
(5)	Dr. Curtis received 131,741 shares of common stock at an average price of approximately $0.61 per share.
(6)	The Company reimbursed Mr. Gust, Dr. D’Almada-Remedios and Dr. Curtis for travel-related expenses.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2020 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding common stock; (b) all directors; (c) our executive officers; and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within sixty (60) days of March 30, 2020. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 30, 2020 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and executive officers is c/o Nxt-ID, Inc. 288 Christian Street, Hangar C 2nd Floor, Oxford, CT 06478.

	Shares Beneficially Owned				% Total
	Common Stock		Series C Preferred Stock		Voting
Name and Address of Beneficial Owner	Shares	% (1)	Shares	%	Power (2)
Non-Director or Officer 5% Stockholders:
Bradley L. Radoff (3)	2,241,569	7.39	—	—	7.39

Giesecke & Devrient Mobile Security America, Inc. (4)	584,795	1.93	2,000	100	1.93

Camac Fund, LP (5)	1,752,832	5.78	—	—	5.78

Directors and Executive Officers:

Vincent S. Miceli President, Chief Executive Officer, Chief Financial Officer and Director	338,774	1.12	—	—	1.12

David Tunnell Chief Technology Officer	712,477	2.35	—	—	2.35

Major General David R. Gust, USA, Ret. Director	266,523	*	—	—	*

Michael J. D’Almada-Remedios, PhD Director	271,891	*	—	—	*

Daniel P. Sharkey Director	261,511	*	—	—	*

Robert A. Curtis, Pharm.D. Director	176,420	*	—	—	*

Directors and Executive Officers as a Group (6 persons)	2,027,596	6.69	—	—	6.69

*	Less than 1%

(1)	Based on 30,328,141 shares of common stock issued and outstanding as of March 30, 2020. Shares of common stock subject to options or warrants currently exercisable or exercisable within sixty (60) days are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Percentage of total voting power represents voting power with respect to all shares of our Common Stock and Series C Preferred Stock, which have the same voting rights as our shares of Common Stock. The holders of our Common Stock and our Series C Preferred Stock are each entitled to one vote per share.

(3)	The address of Mr. Radoff is 1177 West Loop South, Suite 1625, Houston, Texas 77027. Based upon information provided in a Schedule 13G filed with the SEC on February 14, 2020.

(4)	The address of Giesecke & Devrient Mobile Security America, Inc. is 45925 Horseshoe Drive, Dulles, VA 20166.

(5)	The address of Camac Fund is 350 Park Avenue, 13th Floor, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2019

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	$-	592,223
Equity compensation plans approved by security holders (2)	-	-	3,004,885
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	3,597,108

(1)	Represents the shares of common stock authorized for issuance under the LTIP, which was approved by the Company’s stockholders on January 4, 2013. The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock options, stock awards, such as stock issued to our board of directors for serving on our board of directors, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first trading day of any fiscal year, or 3,004,885 shares of common stock for the fiscal year ending December 31, 2019.
(2)	Represents the shares of common stock authorized for issuance under the 2017 SIP, which was approved by the Company’s stockholders on August 24, 2017. The maximum aggregate number of shares of common stock that may be issued under the 2017 SIP (including shares underlying options) is limited to 10% of the shares of common stock outstanding on the first trading day of any fiscal year, or 3,004,885 shares of common stock for the fiscal year ending December 31, 2019.

(3)	As of January 1, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

During the year ended December 31, 2018, we recognized revenue of $737,993 from WorldVentures Holdings, LLC (“WVH”), a related party. Dr. D’Almada-Remedios, a director of the Company, was the former Chief Executive Officer of Flye Inc., a payment technology company owned by WVH. In addition, our accounts receivable, net balance at December 31, 2018 included $0, due from WVH. The business with WVH is included as part of our discontinued operations for the year ended December 31, 2018.

Our Audit Committee considers and approves or disapproves any related person transaction as required by NASDAQ Stock Market regulations. Our Audit Committee only approves those related party transactions that are on terms comparable to, or more beneficial to us than, those that could be obtained in arm’s length dealings with an unrelated third party.

Director Independence

As we are listed on NASDAQ, our determination of independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market (the “NASDAQ Rules”). Our board of directors affirmatively determined that Major General David R. Gust, Daniel P. Sharkey and Dr. Robert A. Curtis are “independent” directors, as that term is defined in the NASDAQ Rules.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The Company engaged Marcum LLP as the Company’s independent registered public accounting firm. The aggregate fees billed for professional services rendered for the review of our condensed consolidated financial statements for the first, second and third quarters ended March 31, 2019, June 30, 2019 and September 30, 2019, respectively, as well as the fees to be billed for the audit of our annual consolidated financial statements for the year ended December 31, 2019 are expected to be approximately $172,000. In addition, Marcum LLP billed the Company $44,435 during 2019 for professional services related to registration statements and proposed financing arrangements. The aggregate fees billed by Marcum LLP for 2018 audit services rendered, including the audit of our annual consolidated financial statements for the year ended December 31, 2018, the review of our 2018 interim condensed consolidated financial statements and professional services related to registration statements and proposed financing arrangements were $286,192.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2019 and 2018.

Tax Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, Marcum LLP did not provide any professional services for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2019 and 2018.

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

The audited consolidated balance sheets of the Company as of December 31, 2019 and December 31, 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the respective report of Marcum LLP, an independent registered public accounting firm, are filed herewith.

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

Item 16.	Form 10-K Summary

Not applicable.

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger by and among Nxt-ID, Inc., Fit Merger Sub, Inc., Fit Pay, Inc. and Michael Orlando (18)
3.1(i)	Certificate of Incorporation (1)
3.1(i)(a)	Certificate of Amendment to Certificate of Incorporation (14)
3.1(i)(b)	Certificate of Designations of Series A Convertible Preferred Stock (10)
3.1 (i)(c)	Amendment of Certificate of Designations of Series A Convertible Preferred Stock (12)
3.1(i)(d)	Second Certificate of Amendment of Designations of Series A Convertible Preferred Stock (13)
3.1(i)(e)	Certificate of Designations for Series B Convertible Preferred Stock (13)
3.1(i)(f)	Certificate of Designations for Series C Non-Convertible Preferred Stock (18)
3.1(ii)	Bylaws (1)
4.1	Form of Warrant for January 2014 Offering (2)
4.2	Form of Agent Warrant for January 2014 Offering (2)
4.3	Form of Warrant for June 2014 and August 2014 Offerings (5)
4.4	Form of Warrant for September 2014 Offering (6)
4.5	Form of Underwriter Warrant for September 2014 Offering (6)
4.6	Form of Class A Warrant (7)
4.7	Form of Class B Warrant (7)
4.8	Form of Warrant for July 2015 Private Placement (8)
4.9	Form of Warrant for December 2015 Agreement with WorldVentures Holdings, LLC (9)
4.10	Form of Warrant for May 2016 Interest Purchase Agreement with LogicMark, LLC (11)
4.11	Form of Warrant for July 2016 Private Placement (13)
4.12	Form of Seller’s Note for July 2016 LogicMark, LLC Acquisition (13)
4.13	Form of Warrant for November 2016 Agreement with LogicMark, LLC (16)
4.14	Form of November 2016 Exchange Note (16)
4.15	Form of Pre-Funded Warrant for July 2017 Public Offering (19)
4.16	Form of Purchase Warrant for July 2017 Private Placement (19)
4.17	Form of July 2017 Exchange Note (20)
4.18	Form of Warrant for July 2017 Exchange (20)
4.19	Form of Warrant for November 2017 Private Placement (21)
4.20	Form of Warrant to Sagard Credit Partners, LP (24)
4.21	Form of September 2018 New Warrant (26)
4.22	Form of Warrant Amendment and Exercise Agreement (26)
4.23*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1†	2013 Long Term Incentive Plan (1)
10.2†	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.3†	2017 Stock Incentive Plan (25)
10.4†	Employment Agreement Between Nxt-ID and Gino Pereira (3)
10.5†	Employment Agreement Between Nxt-ID and Michael J. Orlando (23)
10.6	License Agreement between 3D-ID, LLC and Genex Technologies (1)
10.7	Purchase Agreement between 3D-ID, LLC and Nxt-ID, Inc. (1)
10.8††	Manufacturing agreement with Identita Technologies, Inc., dated January 18, 2013 (4)
10.9	Form of Warrant Purchase Agreement for July 2015 Private Placement (8)
10.10	Form of Securities Purchase Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (9)
10.11	Form of Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (11)
10.12	Form of First Amendment to Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (12)
10.13	Form of Security Agreement for July 2016 Agreement with LogicMark, LLC (13)
10.14	Form of Loan and Security Agreement for July 2016 Agreement with ExWorks Capital Fund I, L.P. (13)
10.15	Form of Subordination Agreement for July 2016 Agreement with LogicMark, LLC (13)
10.16	Form of Securities Purchase Agreement for July 2016 Agreement with LogicMark, LLC (13)
10.17	Form of Registration Rights Agreement for July 2016 Agreement with LogicMark, LLC (13)
10.18	Form of Forbearance Agreement between Nxt-ID and LogicMark Investment Partners, LLC (15)
10.19	Form of Exchange Agreement for November 2016 Agreement with LogicMark, LLC (16)
10.20	Form of Intercreditor Agreement for November 2016 Agreement with LogicMark, LLC (16)
10.21	First Amendment to Forbearance Agreement for November 2016 Agreement with LogicMark, LLC (16)
10.22	Form of Letter Agreement with July 2016 Investors (17)
10.23	Form of Placement Agency Agreement for July 2017 Offering (19)
10.24	Form of Securities Purchase Agreement for July 2017 Offering (19)
10.25	Form of July 2017 Exchange Agreement (20)
10.26	Form of July 2017 Assignment and Assumption Agreement (20)
10.27	Form of Placement Agency Agreement for November 2017 Offering (21)
10.28	Form of Securities Purchase Agreement for November 2017 Offering (21)
10.29	Form of Placement Agency Agreement for December 2017 Offering (22)
10.30	Form of Securities Purchase Agreement for December 2017 Offering (22)

Exhibit No.	Description of Exhibit
10.31	Senior Secured Credit Agreement, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.32	Security Agreement, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.33	Intellectual Property Security Agreement, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.34	Pledge Agreement, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.35	Guaranty, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
14.1	Code of Ethics (3)
21.1*	List of Subsidiaries
23.1*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

Nxt-ID, Inc.

Date: March 30, 2020	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2020	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2020	By:	/s/ Major General David R. Gust. USA, Ret.
Major General David R. Gust, USA, Ret.
Director

Date: March 30, 2020	By:	/s/ Michael J. D’Almada- Remedios, PhD
Michael J. D’Almada-Remedios, PhD Director

Date: March 30, 2020	By:	/s/ Daniel P. Sharkey
Daniel P. Sharkey
Director

Date: March 30, 2020	By:	/s/ Robert A. Curtis, Pharm D.
Robert A. Curtis, Pharm D.
Director

Nxt-ID, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Nxt-ID, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nxt-ID, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 30, 2020

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets
Current Assets
Cash	$1,587,250	$425,189
Restricted cash	150,130	1,189,452
Accounts receivable, net	38,526	247,023
Inventory, net	1,303,279	870,513
Prepaid expenses and other current assets	285,495	443,324
Assets associated with discontinued operations	-	222,227
Total Current Assets	3,364,680	3,397,728

Property and equipment:
Equipment	183,044	183,044
Furniture and fixtures	98,839	89,029
Tooling and molds	644,462	630,481
	926,345	902,554
Accumulated depreciation	(831,290)	(757,198)
Property and equipment, net	95,055	145,356
Right-of-use assets	108,508	-
Assets associated with discontinued operations	-	12,270,726
Goodwill	15,479,662	15,479,662
Other intangible assets, net of amortization of $2,604,290 and $1,842,475, respectively	6,000,277	6,762,092

Total Assets	$25,048,182	$38,055,564
Liabilities, Series C Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,118,476	$1,259,129
Accrued expenses	1,492,111	1,701,561
Short-term debt	-	266,201
Term loan facility - current	2,062,500	998,950
Other current liabilities – contingent consideration	-	553,126
Liabilities associated with discontinued operations	-	365,293
Total Current Liabilities	5,673,087	5,144,260

Other long-term liabilities – contingent consideration	-	2,350,592
Long-term debt	-	372,680
Term loan facility, net of debt discount of $244,070 and $620,193, respectively, and deferred debt issuance costs of $1,262,565 and $1,102,280, respectively	9,739,242	13,278,577
Other long-term liabilities	1,113,965	-
Deferred tax liability	-	365,397
Total Liabilities	16,526,294	21,511,506

Commitments and Contingencies

Series C Preferred Stock
Series C Preferred Stock, par value $0.0001 per share: 2,000 shares designated; 2,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,807,300	1,807,300

Stockholders’ Equity
Preferred Stock, par value $0.0001 per share: 10,000,000 shares authorized
Series A Preferred Stock, par value $0.0001 per share: 3,125,000 shares designated; 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Series B Preferred Stock, par value $0.0001 per share: 4,500,000 shares designated; 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Common Stock, par value $0.0001 per share: 100,000,000 shares authorized; 30,048,854 and 25,228,072 shares issued and outstanding as of December 31, 2019 and 2018, respectively	3,005	2,523
Additional paid-in capital	68,515,674	64,748,871
Accumulated deficit	(61,804,091)	(50,014,636)

Total Stockholders’ Equity	6,714,588	14,736,758

Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$25,048,182	$38,055,564

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
Revenues	$17,137,301	$17,116,511
Costs of goods sold	4,368,495	4,803,791

Gross Profit	12,768,806	12,312,720

Operating Expenses
General and administrative	5,703,162	6,852,893
Selling and marketing	3,279,317	4,110,616
Research and development	1,208,536	761,722

Total Operating Expenses	10,191,015	11,725,231

Operating Income	2,577,791	587,489

Other Income and (Expense)
Interest expense	(3,020,012)	(2,967,211)
Change in fair value of contingent consideration	85,111	1,498,922
Loss on extinguishment of debt	(2,343,879)	(68,213)
Warrant modification expense	-	(345,280)
Total Other Expense, Net	(5,278,780)	(1,881,782)

Loss before Income Taxes	(2,700,989)	(1,294,293)
Income Tax Benefit (Expense)	332,571	(34,323)

Loss from Continuing Operations	(2,368,418)	(1,328,616)
Discontinued Operations Net of Taxes:
Loss from Discontinued Operations	(3,432,270)	(5,761,346)
Loss on sale of Discontinued Operations	(5,988,767)	-
Loss from Discontinued Operations	(9,421,037)	(5,761,346)
Net Loss	(11,789,455)	(7,089,962)
Preferred stock dividends	(150,000)	(100,000)

Net Loss applicable to Common Stockholders	$(11,939,455)	$(7,189,962)

Loss Per Share from Continuing Operations – Basic and Diluted	$(0.09)	$(0.06)
Loss Per Share from Discontinued Operations – Basic and Diluted	$(0.33)	$(0.23)
Net Loss Per Share - Basic and Diluted	$(0.42)	$(0.29)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	28,717,499	24,561,791

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2018	-	$-	23,583,593	$2,358	$62,052,483	$(42,924,674)	$19,130,167

Issuance of common stock for services			608,767	61	846,922	-	846,983

Fees incurred in connection with equity offerings			-	-	(132,325)	-	(132,325)

Exercise of common stock purchase warrants for cash			250,000	25	424,975	-	425,000

Exercise of common stock purchase warrants on a cashless basis			437,018	44	(44)	-	-

Warrants issued in connection with debt refinancing			-	-	705,541	-	705,541

Shares issued in connection with the payment of interest expense			26,509	3	59,377	-	59,380

Shares issued in connection with the management incentive plan for 2017			322,185	32	546,662	-	546,694

Warrant modification expense recorded in connection with the issuance of replacement warrants			-	-	179,640	-	179,640

Warrant modification expense recorded in connection with the reduction in the exercise price of certain warrants			-	-	165,640	-	165,640

Net loss			-	-	-	(7,089,962)	(7,089,962)

Preferred stock dividend					(100,000)		(100,000)

Balance - December 31, 2018	-	-	25,228,072	2,523	64,748,871	(50,014,636)	14,736,758

Issuance of common stock for services			948,603	95	614,395	-	614,490

Issuance of common stock under the at-the-market program for cash, net of fees			1,113,827	111	1,298,931	-	1,299,042

Issuance of common stock and warrants for cash, net of fees			2,469,136	247	1,914,753	-	1,915,000

Shares issued in connection with the management incentive plan for 2017 and 2018			289,216	29	216,238	-	216,267

Fees incurred in connection with equity offerings			-	-	(127,514)	-	(127,514)

Net loss			-	-	-	(11,789,455)	(11,789,455)

Preferred stock dividends					(150,000)		(150,000)
Balance - December 31, 2019	-	$-	30,048,854	$3,005	$68,515,674	$(61,804,091)	$6,714,588

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(11,789,455)	$(7,089,962)
Loss from discontinued operations	(3,432,270)	(5,761,346)
Loss on sale of discontinued operations	(5,988,767)	-
Loss from continuing operations	(2,368,418)	(1,328,616)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation	74,092	143,939
Stock based compensation	607,705	989,679
Amortization of debt discount	217,362	85,348
Amortization of intangible assets	761,815	761,815
Change in fair value of contingent consideration	(85,111)	(1,498,922)
Non-cash charge for modification of warrant terms	-	345,280
Loss on extinguishment of debt	2,343,879	68,213
Amortization of deferred debt issuance costs	656,393	291,721
Deferred taxes	(365,397)	29,996
Changes in operating assets and liabilities:
Accounts receivable	208,497	135,259
Inventory	(432,766)	(164,191)
Prepaid expenses and other current assets	68,454	216,692
Accounts payable	787,379	362,464
Accrued expenses	(233,762)	(488,866)
Total Adjustments	4,608,540	1,278,427
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	2,240,122	(50,189)

Cash flows from Investing Activities
Pay down of contingent consideration	(181,065)	(3,156,088)
Net proceeds received from sale of discontinued operations	2,955,170	-
Purchase of equipment	(23,791)	(10,766)
Net Cash Provided by (Used in) Investing Activities of Continuing Operations	2,750,314	(3,166,854)

Cash flows from Financing Activities
Proceeds from exercise of common stock warrants	-	425,000
Pay down of short-term debt	(638,881)	(212,961)
Proceeds received in connection with issuance of common stock and warrants, net	3,214,042	-
Repayment of term debt with Sagard Capital	(16,000,000)	-
Revolver borrowings, net	-	(12,000,000)
Term loan borrowings, net of deferred debt issue costs	14,670,579	14,906,030
Term loan repayment	(3,191,623)	-
Fees paid in connection with equity offerings	(55,546)	(54,735)
Net Cash (Used In) Provided by Financing Activities of Continuing Operations	(2,001,429)	3,063,334
Net Increase (Decrease) in Cash and Restricted Cash from Continuing Operations	2,989,007	(153,709)
Cash Flows from Discontinued Operations:
Cash used by operating activities of discontinued operations	(2,844,419)	(3,894,987)
Cash used in investing activities of discontinued operations	(21,849)	(13,449)
Net Cash Used by Discontinued Operations	(2,866,268)	(3,908,436)
Net Increase (Decrease) in Cash and Restricted Cash	122,739	(4,062,145)
Cash and Restricted Cash - Beginning of Year	1,614,641	5,676,786
Cash and Restricted Cash - End of Year	$1,737,380	$1,614,641

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$2,013,618	$3,153,450
Taxes	$11,359	$13,843
Non-cash investing and financing activities:
Accrued fees incurred in connection with equity offerings	$71,968	$77,590
Common stock issued in connection with management incentive plans	$216,267	$-
Issuance of warrants issued in connection with debt refinancing	$-	$706,541
Accrued Series C preferred stock dividends	$25,000	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

Nxt-ID, Inc. (“Nxt-ID” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. As of December 31, 2018, the Company was no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company is a security technology company and operates its business in one segment – hardware and software security systems and applications. The Company is engaged in the development of proprietary products and solutions that serve multiple end markets, including the security, healthcare, financial technology and the Internet of Things (“IoT”) markets. The Company evaluates the performance of its business on, among other things, profit and loss from operations. With extensive experience in access control, biometric and behavior-metric identity verification, security and privacy, encryption and data protection, payments, miniaturization, and sensor technologies, the Company develops and markets solutions for payment, IoT and healthcare applications.

The Company’s wholly-owned subsidiary, LogicMark, manufactures and distributes non-monitored and monitored personal emergency response systems sold through the United States Department of Veterans Affairs, healthcare durable medical equipment dealers and distributors and monitored security dealers and distributors.

The Company’s former wholly-owned subsidiary, Fit Pay, Inc., had a proprietary technology platform that delivers payment, credential management, authentication and other secure services to the IoT ecosystem. The platform uses tokenization, a payment security technology that replaces cardholders’ account information with a unique digital identifier, to transact highly secure contactless payment and authentication services. On September 21, 2018, the Company announced that its board of directors approved a plan to separate the Company’s financial technology business from our healthcare business into an independent publicly traded company. The Company originally planned to distribute shares of PartX, Inc., a newly created company and wholly-owned subsidiary of the Company (“PartX”), to our stockholders through the execution of a spin-off. As a result, the Company reclassified its financial technology business to discontinued operations for all periods reported (See Note 4). The Company’s financial technology business was comprised of its Fit Pay subsidiary and the intellectual property developed by the Company, including the Flye Smartcard and the Wocket. On April 29, 2019, a Registration Statement on Form 10 was filed by PartX with the SEC in connection with the planned spin-off of our payments, authentication and credential management business. On August 19, 2019, the Company’s subsidiary, PartX notified the SEC that it was withdrawing the Registration Statement on Form 10. With the approval of the Company’s board of directors, and upon similar terms and conditions to those set forth in that loan agreement, the Company entered into a non-binding letter of intent for the sale of its Fit Pay subsidiary, excluding certain assets on August 6, 2019. In connection with the letter of intent, we were advanced $500,000 of non-interest bearing working capital for Fit Pay. On September 9, 2019, the Company completed the sale of its Fit Pay subsidiary to Garmin International, Inc. for $3.32 million in cash (See Note 4).

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated operating income of $2,577,791 and a loss from continuing operations of $2,368,418 for the year ended December 31, 2019. As of December 31, 2019, the Company had cash and stockholders’ equity of $1,587,250 and $6,714,588, respectively. At December 31, 2019, the Company’s continuing operations had a working capital deficiency of $2,308,407. During the year ended December 31, 2019, The Company received net proceeds of $3,214,042 from the issuance of common stock and warrants. In addition, the Company sold its subsidiary, Fit Pay, Inc. and also significantly reduced its operating expenses by approximately $3.0 million on an annual basis. These strategic efforts will significantly enhance the Company’s cash flow generation as it moves forward into 2020.

Given the Company’s cash position at December 31, 2019 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing. The Company may also raise funds through equity or debt offerings to accelerate the execution of its long-term strategic plan to develop and commercialize its core products and to fulfill its product development commitments.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions, including those related to the fair value of acquired assets and liabilities, stock based compensation, income taxes, allowance for doubtful accounts, long-lived assets, and inventories, and other matters that affect the consolidated financial statements and disclosures. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

CASH

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. At December 31, 2019 and 2018, the Company had no cash equivalents.

RESTRICTED CASH

At December 31, 2019 and 2018, the Company had restricted cash of $150,130 and $1,189,452, respectively. Restricted cash includes amounts held back by the Company’s third party credit card processor for potential customer refunds, claims and disputes. Pursuant to the terms and conditions of the Credit Agreement with Sagard Holdings Manager LP, the Company was required to transfer 50% of the excess Cash Flow generated by LogicMark into a restricted bank account controlled by Sagard Holdings Manager LP (See Note 9). At December 31, 2018, the Company’s restricted cash balance included $998,950 related to LogicMark’s excess cash flow generated. Cash and restricted cash, as presented on the consolidated statements of cash flows, consists of $1,587,250 and $150,130 as of December 31, 2019, respectively, and $425,189 and $1,189,452 as of December 31, 2018.

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

REVENUE RECOGNITION

Adoption of Topic 606

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”, and collectively with its related subsequent amendments, “Topic 606”). Topic 606 supersedes previous revenue recognition guidance and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Under this transition method, the Company’s results in the consolidated statements of operations for the years ended December 31, 2019 and 2018 are presented under Topic 606.

The Company’s revenues consist of product sales to either end customers or to distributors. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payment terms are generally due net 30 days after delivery. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination. For the years ended December 31, 2019 and 2018, none of our sales were recognized over time.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Sales to Distributors and Resellers

Sales to certain distributors and resellers are made under terms allowing limited rights of return of the Company’s products held in their inventory or upon sale to their end customers. The Company maintains a reserve for unprocessed and estimated future price adjustments claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of sales for the estimated cost of inventory that is expected to be returned. These reserves were not material upon the adoption of Topic 606 on January 1, 2018, nor were they material in the consolidated balance sheet at December 31, 2019 and 2018.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in selling and marketing expenses and were $658,889 and $605,067, respectively, for the years ended December 31, 2019 and 2018.

Accounts Receivable

For the years ended December 31, 2019 and 2018, the Company’s revenues primarily included shipments of the LogicMark products. The terms and conditions of these sales provide certain customers with trade credit terms. In addition, these sales were made to the retailers with no rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At December 31, 2019 and 2018, the Company had an allowance for doubtful accounts of $126,733 and $126,733, respectively.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. The inventory is valued at the lower of cost or net realizable value with cost determined using the first-in, first-out method. As of December 31, 2019, inventory was comprised of $167,357 in raw materials and $1,135,922 in finished goods on hand. As of December 31, 2018 inventory was comprised of $870,513 in finished goods on hand. The Company is required to prepay for certain inventory with certain vendors until credit terms can be established. As of December 31, 2019 and 2018, $201,496 and $317,488, respectively, of prepayments made for inventory is included in prepaid expenses and other current assets on the consolidated balance sheet.

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

As part of the annual evaluation of the LogicMark related goodwill, the Company utilized the option to first assess qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of LogicMark. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that its reporting unit’s fair value is greater than its carrying amount. During the year ended December 31, 2019, the Company determined that it was more likely than not that the fair value of LogicMark exceeded its respective carrying amount and therefore, a quantitative assessment was not required.

The goodwill associated with the Company’s acquisition of Fit Pay was $9,119,709 and was included as part of the Company’s discontinued operations. On September 9, 2019, the Company sold its discontinued operations and the goodwill associated with Fit Pay was written off and is included as part of the loss on sale of discontinued operations (See Note 4).

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark and are included in other intangible assets in the Company’s consolidated balance sheet at December 31, 2019 and 2018.

At December 31, 2019, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $2,818,434; trademarks of $1,041,370; and customer relationships of $2,140,473. At December 31, 2018, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $3,191,159; trademarks of $1,104,246; and customer relationships of $2,466,687. The Company will continue amortizing these intangible assets using the straight line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the years ended December 31, 2019 and 2018, the Company had amortization expense of $761,815 and $761,815, respectively, related to the LogicMark intangible assets.

Amortization expense estimated for each of the next five fiscal years, 2020 through 2024, is expected to be approximately $762,000 per year.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONVERTIBLE INSTRUMENTS (CONTINUED)

The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The debt discounts under these arrangements are amortized over the earlier of (i) the term of the related debt using the straight line method which approximates the interest rate method or (ii) conversion of the debt. The amortization of debt discount is included as a component of interest expense included in other income and expenses in the accompanying consolidated statements of operations. See Note 7.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine tax returns for three years from the date of filing. The Company has filed all of its tax returns for all prior periods through December 31, 2018.

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

NET LOSS PER SHARE

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of 6,973,221 and 5,090,352 warrants as of December 31, 2019 and 2018, respectively, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

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

In July 2017, the FASB issued ASU 2017-11, I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception". Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. This ASU was adopted as of January 1, 2019 and did not have a material impact on the Company’s consolidated financial statements.

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

The Company adopted Topic 842 on January 1, 2019 using the updated modified retrospective transition approach allowed under ASU 2018-11 and did not restate prior periods. The Company recognized ROU assets and related lease liabilities on its condensed consolidated balance sheet as of January 1, 2019 of approximately $267,516 and $269,820, respectively, related to its operating lease commitments, and there was no cumulative impact on retained earnings as of January 1, 2019. Topic 842 did not have a material impact on the Company’s condensed consolidated statements of income and consolidated statements of cash flow for the year ended December 31, 2019, nor did it have any impact on the Company’s compliance with debt covenants. The adoption of Topic 842 provided various optional practical expedients in transition, some of which the Company elected. Going forward, the impact of Topic 842 on the Company’s consolidated financial statements will be dependent upon the Company’s lease portfolio. The accounting for finance leases (formerly referred to as “capital leases”) remains substantially unchanged. See Note 10 herein for further details regarding the impact of the adoption of Topic 842 and other information related to the Company’s lease portfolio.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - DISCONTINUED OPERATIONS

On September 9, 2019 the Company entered into a stock purchase agreement (the “Purchase Agreement”), by and between Garmin International, Inc., a Kansas corporation (“Garmin”), the Company and Fit Pay, a Delaware corporation and wholly owned subsidiary of the Company, pursuant to which the Company sold and transferred all of the issued and outstanding shares of capital stock of Fit Pay, which consisted of 1,000 shares of common stock, par value $0.0001 per share, of Fit Pay (the “Shares”), to Garmin (the “Sale”). As previously disclosed, the Company conducted its payments business through Fit Pay, and Fit Pay provided technology, platform and tokenization services to Garmin to power Garmin Pay™, a contactless payment feature included on smartwatches manufactured by Garmin. In consideration for the Shares, Garmin paid the Company an aggregate amount of approximately $3.32 million in cash (the “Purchase Price”). A portion of the proceeds received by the Company pursuant to the Purchase Agreement were used to pay in full a promissory note issued by the Company to one of its directors, as well as to pay down the promissory note that had been issued pursuant to the Credit Agreement (the “Promissory Note”). Garmin previously paid the Company $500,000 of the Purchase Price as an advance on August 7, 2019, and paid the remainder of the Purchase Price at the closing of the Sale. The Company recorded a loss on the sale of its discontinued operations of $5,988,767. The loss on sale of discontinued operations for the year ended December 31, 2019 is comprised of the following:

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - DISCONTINUED OPERATIONS (CONTINUED)

The following table presents the assets and liabilities related to the financial technology product line classified as assets and liabilities associated with discontinued operations (See Note 1) in the consolidated balance sheets as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018

Accounts receivable, net	$-	$125,318
Inventory, net	-	-
Prepaid expenses and other assets	-	96,909
Total current assets associated with discontinued operations	$-	$222,227
Property and equipment, net	-	38,793
Goodwill	-	9,119,709
Other intangible assets	-	3,112,224
Total non-current assets associated with discontinued operations	$-	$12,270,726

Accounts payable	$-	$175,982
Accrued expenses	-	185,978
Customer deposits	-	3,333
Total liabilities associated with discontinued operations	$-	$365,293

The following table represents the financial results of the discontinued operations for the years ended December 31, 2019 and 2018:

	For the Years Ended
	December 31,
	2019	2018

Net sales	$625,771	$1,696,414
Cost of sales	194,856	2,484,157
Gross profit (loss)	430,915	(787,743)
Operating expenses	3,859,222	4,969,140
Interest expense	3,963	3,663
Income tax expense (benefit)	-	800
Loss from discontinued operations	$(3,432,270)	$(5,761,346)

(1)	The contingent liability associated with the earn-out payment due to the Fit Pay Sellers is not included in discontinued operations.

(2)	During the year ended December 31, 2018, the Company recognized revenue of $737,993 from WorldVentures Holdings, LLC (“WVH”), a related party. Dr. D’Almada-Remedios, a director of the Company, was the former Chief Executive Officer of Flye Inc., a payment technology company owned by WVH. The Company’s accounts receivable, net balance at December 31, 2018 included $0, due from WVH. The business with WVH is included as part of the Company’s discontinued operations for the year ended December 31, 2018.

 Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2019	2018
Salaries and payroll taxes	$92,334	$89,065
Consulting fees	53,563	236,000
Merchant bank fees	26,589	28,108
State income taxes	23,800	1,533
Professional fees	119,016	84,704
Management incentives	758,907	868,082
Interest expense	148,980	16,342
Lease liability	68,576	-
Dividends – Series C Preferred Stock	22,182	25,000
Agent and loan amendment fees	-	235,000
Other	178,164	117,727
Totals	$1,492,111	$1,701,561

NOTE 6 - FAIR VALUE MEASUREMENTS

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

The Company did not have any liabilities carried at fair value measured on a recurring basis as of December 31, 2019 and 2018.

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

Level 3 Valuation Techniques

Level 3 financial liabilities consist of the conversion feature liability and common stock purchase warrants for which there are no current markets for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement.

During the years ended December 31, 2019 and 2018, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEBT REFINANCING

On May 24, 2018, LogicMark, a wholly owned subsidiary of Nxt-ID, entered into a Senior Secured Credit Agreement (the “Credit Agreement”) with the lenders thereto and Sagard Holdings Manager LP, as administrative agent and collateral agent for the lenders party to the Credit Agreement (collectively, the “Lender”), whereby the Lender extended a term loan (the “Term Loan”) to LogicMark in the principal amount of $16,000,000. The original maturity date of the Term Loan was May 24, 2023. The Term Loan Facility with Sagard Holdings Manager LP was repaid on May 3, 2019 with Term Loan proceeds received from CrowdOut Capital LLC (see below). The outstanding principal amount of the Term Loan bears interest at a rate of LIBOR, adjusted monthly, plus 9.5% per annum. The Company incurred $1,253,970 in deferred debt issue costs related to the Term Loan. During the years ended December 31, 2019 and 2018, the Company amortized $86,969 and $151,690, respectively of the deferred debt issue costs which is included in interest expense in the consolidated statement of operations. Pursuant to the terms and conditions of the Credit Agreement with the lender, LogicMark was required to deposit 50% of its excess cash flow generated into a restricted bank account for a maximum period of one (1) year. The Company’s restricted cash balance at December 31, 2018 included $998,950 related to LogicMark’s excess cash flow generated.

On May 24, 2018, the Company recorded a debt discount of $705,541. The debt discount was attributable to the aggregate fair value of the warrants that were issued to the Lender in connection with the Term Loan Facility with Sagard Holdings Manager LP. The debt discount was amortized using the effective interest method over the five-year term of the Term Loan. During the years ended December 31, 2019 and 2018 the Company recorded $48,932 and $85,348 respectively of debt discount amortization related to the Sagard Warrants. The debt discount amortization is included as part of interest expense in the consolidated statements of operations.

On May 3, 2019, LogicMark completed the closing of a $16,500,000 senior secured term loan with the lenders thereto and CrowdOut Capital LLC, as administrative agent. The Company used the proceeds from the term loan to repay LogicMark’s existing term loan facility with Sagard Holdings Manager LP and to pay other costs related to the refinancing. The maturity date of the term loan with CrowdOut Capital LLC is May 3, 2022 and requires the Company to make minimum principal payments over the three-year term amortized over 96 months. Since the inception of the refinancing, the Company has made scheduled principal repayments totaling $1,203,125 through December 31, 2019. In addition, the Company prepaid an additional $1,988,498 of the term loan with CrowdOut Capital LLC in September 2019 with a portion of the proceeds received from the sale of discontinued operations. The outstanding principal amount of the Term Loan bears interest at a rate of LIBOR, adjusted monthly, plus 11.0% per annum (approximately 13.0% as of December 31, 2019). The Company incurred $412,500 in original issue discount for closing related fees charged by the Lender. During the year ended December 31, 2019, the Company amortized $168,430 of the original issue discount which is included in interest expense in the consolidated statement of operations. At December 31, 2019 the unamortized balance of the original issue discount was $244,070. The Company also incurred $1,831,989 in deferred debt issue costs related to the Term Loan. The deferred debt issue costs include an exit fee of $1,072,500 which is equivalent to 6.5% of the term loan amount borrowed from CrowdOut Capital. The exit fee is due to CrowdOut Capital upon the earlier of final repayment of the term loan facility or the maturity date. The liability for the exit fee is included as part of other long-term liabilities in the Company’s consolidated balance sheet. During the year ended December 31, 2019, the Company amortized $569,424, respectively of the deferred debt issue costs which is included in interest expense in the consolidated statements of operations. At December 31, 2019 the unamortized balance of deferred debt issue costs was $1,262,565.

Debt Maturity

The maturity of the Company’s term debt is as follows:

2020	$2,062,500
2021	2,062,500
2022	9,183,377
Total term debt	$13,308,377

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

The Credit Agreement contains customary financial covenants. As of December 31, 2019, the Company was in compliance with such covenants.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY

January 2019 At-the-Market Offering

On  January 8, 2019, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“A.G.P.”) for an at-the-market offering, pursuant to which the Company could sell, at its option, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $15 million to or through A.G.P., as sales agent. The Company was obligated to pay A.G.P. commissions for its services in acting as the Company’s sales agent in the sale of its common stock pursuant to the sales agreement. A.G.P. was entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock on the Company’s behalf pursuant to the sales agreement. The Company also agreed to reimburse A.G.P. for its reasonable out-of-pocket expenses, including the fees and disbursements of counsel to A.G.P., incurred in connection with the offering, in an amount not to exceed $35,000. During the year ended December 31, 2019, the Company received $1,299,042 in net proceeds from the sale of 1,113,827 shares of its common stock under the sales agreement with A.G.P. On April 2, 2019, the Company entered into a Securities Purchase agreement with an investor in connection with a registered direct public offering of 2,469,136 shares of the Company’s common stock. The shares of common stock were offered at a price of $0.81 per share and the Company received $1,915,000 in net proceeds from the sale. The Company also issued to the investor for no additional consideration common stock purchase warrants to purchase 2,469,136 shares of common stock. The warrants are exercisable upon issuance at an exercise price of $1.05 and expire on the fifth (5th) anniversary of the initial exercise date. The sales agreement with A.G.P. was terminated on October 10, 2019.

2013 Long-Term Stock Incentive Plan

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board of directors, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 592,223 shares of common stock at January 1, 2020.

During the year ended December 31, 2019, the Company issued an aggregate of 576,525 shares of common stock under the LTIP to five (5) non-employee directors for serving on the Company’s board. The aggregate fair value of the shares issued to the directors was $360,000.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (CONTINUED)

In addition, during the year ended December 31, 2019, the Company issued 289,216 shares of common stock with an aggregate fair value of $216,267 to certain non-executive employees related to the Company’s 2017 and 2018 management incentive plan.

During the years ended December 31, 2019 and 2018, the Company accrued $200,000 and $909,364, respectively of management and employee bonus expense.

During the year ended December 31, 2019, the Company issued 372,078 shares of common stock with a fair value of $254,490 to non-employees for services rendered.

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

Series C Preferred Stock

In May 2017, the Company authorized a new Series C Preferred Stock. The terms of the Series C Preferred Stock are as follows:

Dividends on Series C Preferred Stock

Holders of Series C Preferred Stock are entitled to receive from and after the first date of issuance of the Series C Preferred Stock, cumulative dividends at a rate of 5% per annum on a compounded basis, which dividend amount shall be guaranteed. Accrued and unpaid dividends are payable in cash. For the years ended December 31, 2019 and 2018, the Company recorded Series C Preferred Stock dividends of $150,000 and $100,000, respectively.

Redemption Provisions of Series C Preferred Stock

The Series C Preferred Stock may be redeemed by the Company at the Company’s option in cash at any time, in whole or in part, upon payment of the stated value of the Series C Preferred Stock, and all related accrued but unpaid dividends. If a “fundamental change” occurs at any time while the Series C Preferred Stock is outstanding, the holders of shares of Series C Preferred Stock shall be immediately redeemed and repaid from assets of the Company or the proceeds of such fundamental change, as applicable, and legally available for distribution to its stockholders, an amount in cash equal to the stated value of the Series C Preferred Stock, and all related accrued but unpaid dividends.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (CONTINUED)

Voting Rights

The holders of the Series C Preferred Stock are entitled to vote on any matter submitted to the stockholders of the Company for a vote. One (1) share of Series C Preferred Stock shall carry the same voting rights as one (1) share of common stock.

Classification

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company classified the Series C Preferred Stock as temporary equity in the consolidated balance sheets at December 31, 2019 and 2018 until such time that events occur that indicate otherwise.

On June 11, 2019, the Company made a retroactive dividend payment adjustment of $50,000 to the Series C Preferred Stockholders pursuant to the terms and conditions set forth in the Certificate of Designations, Preferences and Rights of the Series C Non-Convertible Voting Preferred Stock.

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable at December 31, 2019 and 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at January 1, 2018	5,777,650	$5.08	4.26	$6,672,902
Issued	638,162	3.83	4.45	-
Exercised (1)	(1,325,000)	1.94	-	-
Cancelled	(460)	10.00	-	-
Outstanding and Exercisable at December 31, 2018	5,090,352	$5.42	3.32	$6,672,902
Issued	2,469,136	1.05	5.00	-
Exercised	-	-	-	-
Cancelled	(586,267)	17.87	-	-
Outstanding and Exercisable at December 31, 2019	6,973,221	$2.83	3.53	$-

(1)	During the year ended December 31, 2018, 1,075,000 warrants were exercised on a cashless basis and were converted into 437,018 shares of common stock. In addition, the Company received proceeds of $425,000 in connection with the exercise of warrants into 250,000 shares of common stock at an average exercise price of $1.70 per share.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

As of December 31, 2019, the Company had US federal and state net operating loss (“NOLs”) carryovers of $39,434,056 and $23,783,357, respectively. Federal and state NOL’s generated through December 31, 2017 are available to offset future taxable income, which expire beginning in 2033. Federal NOL’s generated for years starting after December 31, 2018 are available to offset future taxable income indefinitely. The Company has Federal Capital loss carryovers of $11,779,190 at December 31, 2019, which expire in 2024. In addition, the Company had tax credit carryforwards of $205,028 at December 31, 2019 that will be available to reduce future tax liabilities. The tax credit carryforwards will begin to expire beginning in 2033.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control. The Company has not determined whether a change of control has occurred as of December 31, 2019 with respect to the Nxt-ID NOLs and therefore no limitation under Section 382 has been computed related to the Nxt-ID NOLs, including NOL’s generated by Fit Pay following its acquisition in 2017. Management will review for such limitations before any of the Nxt-ID NOLs against future taxable income. The NOLs as of December 31, 2018 included those related to Fit Pay. As of December 31, 2019 the remaining NOLs held by the Company exclude those that left the consolidated group upon sale of Fit Pay.

The Company has no material uncertain tax positions for any of the reporting periods presented. No interest or penalty expense was recorded during the year or has been accrued as of December 31, 2018 or 2019. The Company does not expect any material changes to any uncertain tax positions in the next twelve months. The Company has filed all of its tax returns for all prior periods through December 31, 2018 and intends to timely file the income tax returns for the period ending December 31, 2019. As a result, the Company’s net operating loss carryovers will now be available to offset any future taxable income.

The Company is subject to taxation in the United States and various states. As of December 31, 2019, the Company’s tax years post 2015 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2019 the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before December 31, 2016. The Company has not been examined or received notice of pending examination by the federal or any state and local tax authority. To the extent a tax authority examines an open tax year and makes an assessment, the results from operations could be affected through additional tax liabilities or adjustments to the amount of NOL carryforward or tax basis of other components of deferred tax.

The income tax (benefit) provision consists of the following:

	December 31,
	2019	2018
Current income tax provision from continuing operations
Federal	$-	$-
State	32,826	4,327
	32,826	4,327
Deferred income tax (benefit) from continuing operations
Federal	(3,589,359)	(1,418,827)
State	(542,836)	(439,301)
Change in valuation allowance from continuing operations	3,766,798	1,888,124
	(365,397)	29,996

Income tax (benefit) provision from continuing operations	(332,571)	34,323

Income tax provision (benefit) from discontinued operations	-	800
Total income tax provision (benefit)	$(332,571)	$35,123

A reconciliation of the effective income tax rate and the statutory federal income tax rate from continuing operations is as follows:

	December 31,
	2019	2018
U.S. federal statutory rate	21.00%	21.00%
State income tax rate, net of federal benefit	7.83	12.89
Other permanent differences	(4.59)	(5.63)
Loss on sale of Fit Pay	45.02	-
Less: valuation allowance	(56.95)	(30.91)
Provision for income taxes	(12.31)%	(2.65)%

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (CONTINUED)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of all of the deferred tax assets and has therefore established a full valuation allowance. Nxt-ID considered the deferred tax liabilities related to indefinite lived intangibles not allowable as a source of future taxable income in determining the amount of valuation allowance at December 31, 2018, resulting in net deferred tax liability after applying valuation allowance. For the period ended December 31, 2019, sufficient net operating losses with indefinite carryforward periods have been generated, such that the deferred tax liabilities related to indefinite lived intangibles now represent a source of future taxable income with respect to the utilization of these deferred tax assets. As a result, the net deferred tax liability is zero as of December 31, 2019.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$9,362,936	$9,819,344
Tax credits	205,028	333,673
Lease liabilities	25,768	-
Accruals and reserves	278,648	1,616,359
Capital loss carryforwards	2,820,405	-
Tangible and intangible assets	325,754	315,493
Charitable donations	5,874	3,036
Total deferred tax assets before valuation allowance:	13,024,413	12,087,905
Valuation allowance	(12,212,147)	(10,967,136)
Deferred tax assets, net of valuation allowance	812,266	1,120,769

Deferred tax liabilities:
Right-of-use assets	$(25,409)	-
Tangible and intangible assets	(786,857)	$(1,486,166)
Total deferred tax liabilities	$(812,266)	$(1,486,166)

Net deferred tax liability	$-	$(365,397)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Subsequent to December 31, 2019, on February 24, 2020, Michael J. Orlando, a former executive officer and director of the Company, as Shareholder Representative, and the other stockholders of Fit Pay (collectively, the “Fit Pay Shareholders”), filed a lawsuit in the United States District Court for the Southern District of New York against the Company, CrowdOut Capital, LLC, and Garmin International, Inc. (the “Complaint”). The Complaint alleges the Company has breached certain contractual obligations under a merger agreement, dated May 23, 2017, between Fit Pay and the Company (the “Merger Agreement”), regarding certain future, contingent earnout payments allegedly that could be owed to the Fit Pay Shareholders from future revenues (the “Earnout Payments”). The Company previously disclosed the Merger Agreement in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2017. The Complaint seeks monetary damages from the defendants. The Company believes that these claims are without merit and plans to vigorously defend the action.

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. Other than the Complaint described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or governmental body pending or, to the knowledge of the executive officers of the company or any of its subsidiaries, threatened against or affecting the company, or any of its subsidiaries in which an adverse decision could have a material adverse effect upon its business, operating results, or financial condition.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

For the year ended December 31, 2019, total operating lease cost was $167,754 and is recorded in cost of sales and selling, general and administrative expenses, dependent on the nature of the leased asset. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable lease for each of the next four years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on the Company’s consolidated balance sheet, as of December 31, 2019:

Year Ending December 31,

2020	$76,750
2021	18,186
2022	18,185
2023	12,124
Total future minimum lease payments	$125,245
Less imputed interest	(15,204)
Total present value of future minimum lease payments	$110,041

As of December 31, 2019

Operating lease right-of-use assets	$108,508

Other accrued expenses	$68,576
Other long-term liabilities	$41,465
$110,041
As of December 31, 2019

Weighted Average Remaining Lease Term	1.2 years
Weighted Average Discount Rate	11.74%

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

Coronavirus – COVID-19

In early 2020, the coronavirus that causes COVID-19 was reported to have surfaced in China. The Company’s primary supply chain is located in China and other Asian-based locations. To date, the Company’s supply chain has not experienced any significant disruptions. The global spread of this virus has caused significant business disruption around the world including the United States, the primary area in which the Company operates and sells its products. The business disruption is currently expected to be temporary, however there is considerable uncertainty around the duration of the business disruption. Therefore, while the Company expects this matter to negatively impact the Company’s financial condition, results of operations, or cash flows, the extent of the financial impact and duration cannot be reasonably estimated at this time.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On February 27, 2020, the Company issued 279,287 shares of its common stock to certain members of management under the Company’s incentive plans.