Form 10-Q
period 2020-03-31
Nxt-ID, Inc.
filed 2020-05-15
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-36616

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

As of May 14, 2020, there were 30,328,141 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$1,438,885	$1,587,250
Restricted cash	150,130	150,130
Accounts receivable, net	35,963	38,526
Inventory, net	949,783	1,303,279
Prepaid expenses and other current assets	382,287	285,495
Total Current Assets	2,957,048	3,364,680
Property and equipment:
Equipment	183,044	183,044
Furniture and fixtures	98,839	98,839
Tooling and molds	644,462	644,462
	926,345	926,345
Accumulated depreciation	(848,188)	(831,290)
Property and equipment, net	78,157	95,055
Right-of-use assets	85,576	108,508
Goodwill	15,479,662	15,479,662
Other intangible assets, net of amortization of $2,792,135 and $2,604,290, respectively	5,812,432	6,000,277
Total Assets	$24,412,875	$25,048,182
Liabilities, Series C Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,715,765	$2,118,476
Accrued expenses	1,181,821	1,492,111
Term loan facility - current	2,062,500	2,062,500
Total Current Liabilities	4,960,086	5,673,087

Term loan facility, net of debt discount of $215,398 and $244,070, respectively, and deferred debt issuance costs of $1,114,248 and $1,262,565, respectively	9,250,606	9,739,242
Other long-term liabilities	1,110,603	1,113,965
Total Liabilities	15,321,295	16,526,294
Commitments and Contingencies
Series C Preferred Stock
Series C Preferred Stock, par value $0.0001 per share: 2,000 shares designated; 2,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,807,300	1,807,300
Stockholders’ Equity
Preferred Stock, par value $0.0001 per share: 10,000,000 shares authorized
Series A Preferred Stock, par value $0.0001 per share: 3,125,000 shares designated; 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Series B Preferred Stock, par value $0.0001 per share: 4,500,000 shares designated; 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Common Stock, par value $0.0001 per share: 100,000,000 shares authorized; 30,328,141 and 30,048,854 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3,033	3,005
Additional paid-in capital	68,647,274	68,515,674
Accumulated deficit	(61,366,027)	(61,804,091)
Total Stockholders’ Equity	7,284,280	6,714,588
Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$24,412,875	$25,048,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Revenues	$3,744,029	$4,181,710
Cost of goods sold	948,124	1,019,634

Gross Profit	2,795,905	3,162,076

Operating Expenses
General and administrative	844,206	1,599,959
Selling and marketing	725,681	849,513
Research and development	186,612	204,953

Total Operating Expenses	1,756,499	2,654,425

Operating Income	1,039,406	507,651

Other Expense
Interest expense	(601,342)	(586,201)
Change in fair value of contingent consideration	-	(214,423)
Total Other Expense	(601,342)	(800,624)

Income (Loss) from Continuing Operations	438,064	(292,973)
Loss from Discontinued Operations	-	(1,005,574)
Net Income (Loss)	438,064	(1,298,547)
Preferred stock dividends	(25,000)	(25,000)

Net Income (Loss) applicable to Common Stockholders	$413,064	$(1,323,547)
Income (Loss) Per Share from Continuing Operations – Basic and Diluted	$0.01	$(0.01)
Loss Per Share from Discontinued Operations – Basic and diluted	$0.00	$(0.04)

Net Income (Loss) Per Share – Basic and Diluted	$0.01	$(0.05)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	30,153,203	25,995,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2020	-	$-	30,048,854	$3,005	$68,515,674	$(61,804,091)	$6,714,588

Issuance of stock options for services			-	-	40,000	-	40,000

Shares issued in connection with the management incentive plans for 2017 and 2018			279,287	28	116,600	-	116,628

Net income			-	-	-	438,064	438,064

Preferred stock dividends					(25,000)		(25,000)
Balance - March 31, 2020	-	$-	30,328,141	$3,033	$68,647,274	$(61,366,027)	$7,284,280

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

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Cash Flows from Operating Activities
Net Income (Loss)	$438,064	$(1,298,547)
Loss from discontinued operations	-	(1,005,574)
Income (Loss) from continuing operations	438,064	(292,973)
Adjustments to reconcile net income (loss) to net cash used in operating activities of continuing operations:
Depreciation	16,898	18,339
Stock based compensation	40,000	229,937
Amortization of debt discount	28,672	35,277
Amortization of intangible assets	187,845	187,845
Amortization of deferred debt issuance costs	148,317	62,698
Change in fair value of contingent consideration	-	214,423
Deferred taxes	-	-
Changes in operating assets and liabilities:
Accounts receivable	2,563	143,707
Inventory	353,496	(353,824)
Prepaid expenses and other current assets	(96,792)	(175,692)
Accounts payable	(402,711)	759,774
Accrued expenses	(199,092)	(63,653)
Total Adjustments	79,196	1,058,831
Net Cash Provided by Operating Activities of Continuing Operations	517,260	765,858

Net Cash Used in Investing Activities of Continuing Operations	-	-

Cash Flows from Financing Activities
Term loan repayment	(665,625)	-
Proceeds received in connection with issuance of common stock, net	-	1,282,810
Payment of closing related fees	-	(15,204)
Net Cash (Used in) Provided by Financing Activities of Continuing Operations	(665,625)	1,267,606
Net (Decrease) Increase in Cash and Restricted Cash from Continuing Operations	(148,365)	2,033,464

Cash Flows from Discontinued Operations:
Cash used by operating activities of discontinued operations	-	(944,658)
Cash used in investing activities of discontinued operations	-	(2,027)
Net Cash Used by Discontinued Operations	-	(946,685)
Net (Decrease) Increase in Cash and Restricted Cash	(148,365)	1,086,779
Cash and Restricted Cash – Beginning of Period	1,737,380	1,614,641
Cash and Restricted Cash – End of Period	$1,589,015	$2,701,420
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$431,804	$480,239
Taxes	$16,351	$-
Non-cash financing activities:
Accrued fees incurred in connection with equity offerings	$-	$84,968
Common Stock issued in connection with management incentive plans	$116,628	-
Accrued Series C Preferred Stock dividends	$25,000	$25,000

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

The Company’s former wholly-owned subsidiary, Fit Pay, Inc., had a proprietary technology platform that delivers payment, credential management, authentication and other secure services to the IoT ecosystem. The platform uses tokenization, a payment security technology that replaces cardholders’ account information with a unique digital identifier, to transact highly secure contactless payment and authentication services. On September 21, 2018, the Company announced that its board of directors approved a plan to separate the Company’s financial technology business from our healthcare business into an independent publicly traded company. The Company originally planned to distribute shares of PartX, Inc., a newly created company and wholly-owned subsidiary of the Company (“PartX”), to our stockholders through the execution of a spin-off. As a result, the Company reclassified its financial technology business to discontinued operations for all periods reported. The Company’s financial technology business was comprised of its Fit Pay subsidiary and the intellectual property developed by the Company, including the Flye Smartcard and the Wocket. On April 29, 2019, a Registration Statement on Form 10 was filed by PartX with the SEC in connection with the planned spin-off of our payments, authentication and credential management business. On August 19, 2019, the Company’s subsidiary, PartX notified the SEC that it was withdrawing the Registration Statement on Form 10. With the approval of the Company’s board of directors, and upon similar terms and conditions to those set forth in that loan agreement, the Company entered into a non-binding letter of intent for the sale of its Fit Pay subsidiary, excluding certain assets on August 6, 2019. In connection with the letter of intent, the Company was advanced $500,000 of non-interest bearing working capital for Fit Pay. On September 9, 2019, the Company completed the sale of its Fit Pay subsidiary to Garmin International, Inc. for $3.32 million in cash.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of March 31, 2020 and the condensed consolidated statements of operations, changes in equity and cash flows for the three months ended March 31, 2020 and March 31, 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, or for any future interim period. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 30, 2020.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Liquidity

The Company generated operating income of $1,039,406 and net income of $438,064 during the three months ended March 31, 2020. As of March 31, 2020, the Company had cash and stockholders’ equity of $1,438,885 and $7,284,280, respectively. At March 31, 2020, the Company had a working capital deficiency of $2,003,038.

Given the Company’s cash position at March 31, 2020 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing. The Company may also raise funds through equity or debt offerings to increase its working capital and to accelerate the execution of its long-term strategic plan to develop and commercialize its core products and to fulfill its product development commitments.

As described in Note 7, the coronavirus could significantly impact the Company’s business, which would require the Company to raise funds to assist with its working capital needs.

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

Revenue Recognition

The Company’s revenues consist of product sales to either end customers or to distributors and its sales are recognized at a point-in-time under the core principle of recognizing revenue when control of the product transfers to the customer. The Company recognizes revenue when it ships or delivers the product from its fulfillment center to its customer, when the customer accepts and has legal title of the product, and the Company has a present right to payment for the product. For the three months ended March 31, 2020 and 2019, the Company had no sales recognized over time. The Company invoices its customers at the same time that the Company’s performance obligation is satisfied. The Company generally receives customer orders with a specified delivery date and orders typically fluctuate from month-to-month based on customer demand and general business conditions.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company offers standard product warranty coverage which provides assurance that the Company’s products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment. The Company’s warranty liabilities and related expense have not been material and were not material in the accompanying condensed consolidated financial statements as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019.

Accounts Receivable

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At March 31, 2020 and December 31, 2019, the Company had an allowance for doubtful accounts of $126,733.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of March 31, 2020, inventory was comprised of $203,481 in raw materials and $746,302 in finished goods on hand. Inventory at December 31, 2019 was comprised of $167,357 in raw materials and $1,135,922 in finished goods on hand. The Company is required to prepay for certain inventory with certain vendors until credit terms can be established. As of March 31, 2020 and December 31, 2019, the Company had prepaid inventory of $197,731 and $201,496, respectively. These prepayments were made primarily for finished goods inventory, and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Other Intangible Assets

At March 31, 2020, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $2,726,529; trademarks of $1,025,866; and customer relationships of $2,060,037. At December 31, 2019, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $2,818,434; trademarks of $1,041,370; and customer relationships of $2,140,473. The Company will continue amortizing these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the three months ended March 31, 2020 and 2019, the Company had amortization expense of $187,845 and $187,845, respectively, related to the LogicMark intangible assets.

As of March 31, 2020, total amortization expense estimated for the remainder of fiscal year 2020 is approximately $574,000, and for each of the next five fiscal years, 2021 through 2025, the total amortization expense is estimated to be as follows: 2021 - $762,000; 2022 - $762,000; 2023 - $762,000; 2024 - $762,000; and 2025 - $762,000.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of shares of common stock outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 114,288 shares of common stock and warrants to purchase 6,973,221 shares of common stock as of March 31, 2020 were excluded from the computation of diluted net loss per share because the exercise price of the common stock equivalents was greater than the average market price of the common shares for the three month period ended March 31, 2020. As of March 31, 2019, potentially dilutive securities from the exercise of warrants to purchase 4,782,448 shares of common stock were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Discontinued Operations

The following table presents the financial results of the financial technology product line classified as discontinued operations (See Note 1) in the condensed consolidated statements of operations as of March 31, 2019:

For the Three Months Ended
March 31,
2019

Net sales	$221,476
Cost of sales	62,981
Gross profit	158,495
Operating expenses	1,162,358
Interest expense	1,711
Loss from discontinued operations	$(1,005,574)

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Debt refinancing

On May 24, 2018, LogicMark, a wholly owned subsidiary of Nxt-ID, entered into a Senior Secured Credit Agreement (the “Credit Agreement”) with the lenders thereto and Sagard Holdings Manager LP, as administrative agent and collateral agent for the lenders party to the Credit Agreement (collectively, the “Lender”), whereby the Lender extended a term loan (the “Term Loan”) to LogicMark in the principal amount of $16,000,000. The original maturity date of the Term Loan was May 24, 2023. The Term Loan Facility with Sagard Holdings Manager LP was repaid on May 3, 2019 with Term Loan proceeds received from CrowdOut Capital LLC (see below). The outstanding principal amount of the Term Loan bore interest at a rate of LIBOR, adjusted monthly, plus 9.5% per annum. The Company incurred $1,253,970 in deferred debt issue costs related to the Term Loan. During the three months ended March 31, 2019, the Company amortized $62,698 of the deferred debt issue costs which is included in interest expense in the condensed consolidated statement of operations.

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

On May 3, 2019, LogicMark completed the closing of a $16,500,000 senior secured term loan with the lenders thereto and CrowdOut Capital LLC, as administrative agent. The Company used the proceeds from the term loan to repay LogicMark’s existing term loan facility with Sagard Holdings Manager LP and to pay other costs related to the refinancing. The maturity date of the term loan with CrowdOut Capital LLC is May 3, 2022 and requires the Company to make minimum principal payments over the three-year term amortized over 96 months. During the three months ended March 31, 2020, the Company made scheduled principal repayments totaling $515,625. In addition, the Company prepaid an additional $150,000 of the term loan with CrowdOut Capital LLC in March 2020 with cash flow generated from operations. The outstanding principal amount of the Term Loan bears interest at a rate of LIBOR, adjusted monthly, plus 11.0% per annum (approximately 13.0% as of March 31, 2020). The Company incurred $412,500 in original issue discount for closing related fees charged by the Lender. During the three months ended March 31, 2020, the Company amortized $28,672 of the original issue discount which is included in interest expense in the condensed consolidated statement of operations. At March 31, 2020 the unamortized balance of the original issue discount was $215,398. The Company also incurred $1,831,989 in deferred debt issue costs related to the term loan. The deferred debt issue costs include an exit fee of $1,072,500 which is equivalent to 6.5% of the term loan amount borrowed from CrowdOut Capital. The exit fee is due to CrowdOut Capital upon the earlier of final repayment of the term loan facility or the maturity date. The liability for the exit fee is included as part of other long-term liabilities in the Company’s condensed consolidated balance sheet. During the three months ended March 31, 2020, the Company amortized $148,317, respectively of the deferred debt issue costs which is included in interest expense in the condensed consolidated statements of operations. At March 31, 2020 the unamortized balance of deferred debt issue costs was $1,114,248.

Debt Maturity

The maturity of the Company’s term debt is as follows:

2020 (remainder)	$1,546,875
2021	2,062,500
2022	9,033,377
Total term debt	$12,642,752

The Credit Agreement contains customary financial covenants. As of March 31, 2020, the Company was in compliance with such covenants.

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

On March 31, 2020, the Company issued an aggregate of 114,288 stock options to purchase shares of common stock under the LTIP to four (4) non-employee directors for serving on the Company’s board. The exercise price of these stock options is $0.35 and stock options were fully vested at the issuance date. The aggregate fair value of the stock options issued to the directors was $40,000.

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

In addition, during the three months ended March 31, 2020, the Company issued 279,287 shares of common stock with an aggregate fair value of $116,628 to certain employees related to the Company’s 2017 and 2018 management incentive plans.

During the three months ended March 31, 2020, the Company accrued $40,000 of management and employee bonus expense.

Warrants

As of March 31, 2020, the Company had outstanding warrants to purchase an aggregate of 6,973,221 shares of common stock with a weighted average exercise price and remaining life of $2.83 and 3.28 years, respectively. At March 31, 2020, the warrants had no aggregate intrinsic value.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Commitments and Contingencies

Legal Matters

On February 24, 2020, Michael J. Orlando, a former executive officer and director of the Company, as Shareholder Representative, and the other stockholders of Fit Pay (collectively, the “Fit Pay Shareholders”), filed a lawsuit in the United States District Court for the Southern District of New York against the Company, CrowdOut Capital, LLC, and Garmin International, Inc. (the “Complaint”) alleging the Company breached certain contractual obligations under a merger agreement, dated May 23, 2017, between Fit Pay and the Company (the “Merger Agreement”), regarding certain future, contingent earnout payments allegedly that could be owed to the Fit Pay Shareholders from future revenues (the “Earnout Payments”). The Company previously disclosed the Merger Agreement in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2017. The Complaint seeks monetary damages from the defendants. The Company believes that these claims are without merit and plans to vigorously defend the action.

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

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company utilizes its incremental borrowing rate by lease term, in order to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On January 1, 2019, the discount rate used on existing leases at adoption was determined based on the remaining lease term using available data as of that date. The Company did not have new or renewed leases commencing in 2020.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2020, total operating lease cost was $37,919 and is recorded in cost of sales and selling, general and administrative expenses, dependent on the nature of the leased asset. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable lease for the remainder of 2020 as well as each of the next five years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on the Company’s condensed consolidated balance sheet, as of March 31, 2020:

Year Ending December 31,

2020 (excluding the three months ended March 31, 2020)	$50,242
2021	18,186
2022	18,185
2023	12,124
Total future minimum lease payments	$98,737
Less imputed interest	(12,203)
Total present value of future minimum lease payments	$86,534

As of March 31, 2020

Operating lease right-of-use assets	$85,576

Other accrued expenses	$48,431
Other long-term liabilities	$38,103
$86,534

As of March 31, 2020

Weighted Average Remaining Lease Term	0.93 years
Weighted Average Discount Rate	11.74%

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

On each of May 6 and May 8, 2020, Nxt-ID Inc. and LogicMark, LLC, a wholly owned subsidiary of the Company (the “Borrowers”), respectively, received loans from Bank of America, NA in the aggregate amount of $346,390, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020.

The Loans, which are in the form of PPP promissory notes and agreements, dated May 1, 2020 (the “Note Agreements”), mature on May 6 and May 8, 2022, respectively, and bear interest at a rate of 1.00% fixed per annum, payable monthly commencing on November 6 and November 8, 2020, respectively. The Loans may be prepaid by the Borrowers at any time prior to maturity with no prepayment penalties. The Borrowers intend to use the proceeds from the Loans for payroll, payroll taxes, and group healthcare benefits. Under the terms of the Note Agreements, certain amounts of the Loans may be forgiven if they are used for qualifying expenses, as described in the Note Agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2020 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

Healthcare

With respect to the healthcare market, our business initiatives are driven by LogicMark, which serves a market that enables two-way communication, medical device connectivity and patient data tracking of key vitals through sensors, biometrics, and security to make home health care a reality. There are four (4) major trends driving this market: (1) an increased desire for connectivity; specifically, a greater desire for connected devices by people over 60 years of age who now represent the fastest growing demographic for social media; (2) the growth of “TeleHealth”, which is the means by which telecommunications technologies are meeting the increased need for health systems to better distribute doctor care across a wider range of health facilities, making it easier to treat and diagnose patients; (3) rising healthcare costs – as healthcare spending continues to outpace the economy, the need to reduce hospital readmissions, increase staffing efficiency and improve patient engagement remain the highest priorities; and (4) the critical shortage of labor in the home healthcare industry, creating an increased need for technology to improve communication to home healthcare agencies by their clients. Together, these trends have produced a large and growing market for us to serve. LogicMark has built a successful business on emergency communications in healthcare. We have a strong business relationship with the VA today, serving veterans who suffer from chronic conditions that often require emergency assistance. This business is steady and growing, producing the highest annual revenue in its operational history in 2019. Our strategic plan calls for expanding LogicMark’s business into other healthcare verticals as well as retail and enterprise channels in order to better serve the expanding demand for connected and remote healthcare solutions.

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

Payments and Financial Technology

Our former wholly-owned subsidiary, Fit Pay, Inc., had a proprietary technology platform that delivered payment, credential management, authentication and other secure services to the IoT ecosystem. The platform used tokenization, a payment security technology, that replaces cardholders’ account information with a unique digital identifier, to transact highly secure contactless payment and authentication services. Fit Pay connected its customers to leading payment card networks, including VISA, Mastercard, Maestro and Discover, and to credit card issuing banks globally. Fit Pay also commercialized its third-party token service provider platform with the launch of Garmin Pay, which was powered by Fit Pay’s platform. Fit Pay’s technology and tokenization service enabled the contactless payment feature that is included in smart watches manufactured by Garmin.

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

Results of Operations

Comparison of three months ended March 31, 2020 and March 31, 2019

Revenue. Our revenues for the three months ended March 31, 2020 were $3,744,029, compared to $4,181,710 for the three months ended March 31, 2019. The decrease in our revenues of approximately 10% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is primarily attributable to LogicMark’s decreased sales volume resulting from the COVID-19 pandemic.

Cost of Revenue and Gross Profit. Our gross profit for the three months ended March 31, 2020 was $2,795,905 compared to a gross profit of $3,162,076 for the three months ended March 31, 2019. The decrease in gross profit in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is primarily attributable to LogicMark’s decreased sales volume resulting from the COVID-19 pandemic.

Operating Expenses. Operating expenses for the three months ended March 31, 2020 totaled $1,756,499 and consisted of research and development expenses of $186,612, selling and marketing expenses of $725,681 and general and administrative expenses of $844,206. The research and development expenses related primarily to salaries and consulting services of $149,445. Selling and marketing expenses consisted primarily of salaries and consulting services of $167,817, amortization of intangibles of $187,845, freight charges of $170,127, merchant processing fees of $81,343, and sales commissions of $67,856. General and administrative expenses consisted of salaries and consulting services of $237,393, accrued management and employee incentives of $40,000 and legal, audit and accounting fees of $156,517.

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

Operating Profit. Our operating profit for the three months ended March 31, 2020 was $1,039,406 compared with operating profit of $507,651 for the three months ended March 31, 2019. The increase in operating profit for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is primarily attributable to the lower operating expenses incurred in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 which was offset by the lower gross profit resulting from the decreased sales volume discussed above. The lower operating expenses incurred in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily attributable to the significant cost reductions and cost containment efforts that we implemented in the latter part of 2019.

Net Income (Loss). The net income for the three months ended March 31, 2020 was $438,064 compared to a net loss of $292,973 for the three months ended March 31, 2019. The net income for the three months ended March 31, 2020 was primarily attributable to the operating profit discussed above of $1,039,406 offset by interest expense incurred of $601,342. The net loss for the three months ended March 31, 2019 was $292,973 and was primarily attributable to operating profit of $507,651 offset by interest expense incurred of $586,201 and an unfavorable change in fair value of contingent consideration of $214,423.

Liquidity and Capital Resources

Sources of Liquidity

We have generated operating income of $1,039,406 and net income of $438,064 for the three months ended March 31, 2020. As of March 31, 2020, we had cash and stockholders’ equity of $1,438,885 and $7,284,280, respectively. At March 31, 2020, we had a working capital deficiency of $2,003,038.

Given our cash position at March 31, 2020 and our projected cash flow from operations, we believe that we will have sufficient capital to sustain operations for a period of one year following the date of this filing. We may also raise funds through equity or debt offerings to increase our working capital and to accelerate the execution of our long-term strategic plan to develop and commercialize our core products and to fulfill our product development commitments.

Cash Generated by Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for product, research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the three months ended March 31, 2020, net cash provided by operating activities totaled $517,260, which was comprised of net income of $438,064, positive non-cash adjustments to reconcile net income to net cash used in operating activities of $421,732, and changes in operating assets and liabilities of negative $342,536, as compared to net cash provided by operating activities of $765,858 for the three months ended March 31, 2019, which was comprised of a net loss of $292,973, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $748,519, and changes in operating assets and liabilities of positive $310,312.

Cash Used in Investing Activities. During the three months ended March 31, 2020 and 2019, we did not have any net cash used in investing activities.

Cash Provided by Financing Activities. During the three months ended March 31, 2020, net cash used in financing activities totaled $665,625 and was related to our term loan repayments. During the three months ended March 31, 2019, net cash provided by financing activities totaled $1,267,606 and was primarily related to the net proceeds received from the sale of stock of $1,282,810 from our January 2019 At-the-Market Offering which was partially offset by fees paid in connection with equity offerings totaling $15,204.

Potential Impacts of COVID-19 on Our Business and Operations

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. Since late March 2020, we have observed recent decreases in demand from certain customers, primarily our VA hospitals.

Given the fact our products are sold through a variety of distribution channels, including through hospitals, we expect our sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although we observed significant declines in demand for our products from certain customers during April 2020, we believe that it remains too early for us to know the exact impact COVID-19 will have on overall demand for our products. We also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

In light of broader macro-economic risks and already known impacts on certain industries that use our products and services, we have taken and are taking targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this report on Form 10-Q. We do not expect there to be material changes to our assets on our balance sheet or our ability to timely account for those assets. Further, in connection with the preparation of this quarterly report on Form 10-Q and the interim financial statements contained herein, we reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and have determined there to be no material impact at this time. We have also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business-related items.

To date, travel restrictions and border closures have not materially impacted our ability to obtain inventory or manufacture or deliver products or services to customers. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm our business over the long term. Travel restrictions impacting people can restrain our ability to assist our customers and distributors as well as impact our ability to develop new distribution channels, but at present we do not expect these restrictions on personal travel to be material to our business operations or financial results. We have taken steps to restrain and monitor our operating expenses and therefore we do not expect any such impacts to materially change the relationship between costs and revenues.

Like most companies, we have taken a range of actions with respect to how we operate to assure we comply with government restrictions and guidelines as well as best practices to protect the health and well-being of our employees and our ability to continue operating our business effectively. To date, we have been able to operate our business effectively using these measures and to maintain all internal controls as documented and posted. We also have not experienced challenges in maintaining business continuity and do not expect to incur material expenditures to do so. However, the impacts of COVID-19 and efforts to mitigate the same have remained unpredictable and it remains possible that challenges may arise in the future.

The actions we have taken so far during the pandemic include, but are not limited to:

●	Requiring all employees who can work from home to work from home;

●	Increasing our IT networking capability to best assure employees can work effectively outside the office;

●	For employees who must perform essential functions in one of our offices:

●	Having employees maintain a distance of at least six feet from other employees whenever possible;

●	Having employees work in dedicated shifts to lower the risk all employees who perform similar tasks might become infected by COVID-19;

●	Having employees stay segregated from other employees in the office with whom they require no interaction;

●	Requiring employees to wear masks while they are in the office whenever possible;

We currently believe revenue for the three months ending June 30, 2020 will decline significantly year over year due to the conditions noted. In April 2020, we implemented a COVID-19 mitigation plan designed to further reduce our operating expenses for the three months ending June 30, 2020. Actions taken to date include work hour and salary reductions for senior management. These cost reductions are in addition to the significant restructuring actions we initiated in the fourth quarter of 2019. Based on our current cash position, our projected cash flow from operations and our cost reduction and cost containment efforts to date, we believe that we will have sufficient capital to sustain operations for a period of one year following the date of this filing. If business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

Impact of Inflation

We believe that our business has not been affected to a significant degree by inflationary trends during the past three years. However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets. We have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during the remainder of fiscal year 2020. As such, we do not believe that inflation will have a significant impact on our business during the remainder of fiscal year 2020.

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

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the three months ended March 31, 2020, included elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2020. Management has not completed such evaluation but has concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As of March 31, 2020, our management concluded that certain previously disclosed material weaknesses in our internal controls over financial reporting continue to exist. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions. Management has recently hired an assistant controller with significant experience to help address this situation.  Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can conclude that we have remediated our material weaknesses.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 24, 2020, Michael J. Orlando, a former executive officer and director of the Company, as Shareholder Representative, and the other stockholders of Fit Pay (collectively, the “Fit Pay Shareholders”), filed a lawsuit in the United States District Court for the Southern District of New York against the Company, CrowdOut Capital, LLC, and Garmin International, Inc. (the “Complaint”) alleging that we breached certain contractual obligations under a merger agreement, dated May 23, 2017, between Fit Pay and us (the “Merger Agreement”), regarding certain future, contingent earnout payments allegedly that could be owed to the Fit Pay Shareholders from future revenues (the “Earnout Payments”). We previously disclosed the Merger Agreement in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2017. The Complaint seeks monetary damages from the defendants. We believe that these claims are without merit and plan to vigorously defend the action.

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

Nxt-ID, Inc.

Date: May 15, 2020	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer and Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith.