Form 10-Q
period 2020-06-30
Nxt-ID, Inc.
filed 2020-08-14
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

As of August 12, 2020, there were 35,009,952 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$1,362,384	$1,587,250
Restricted cash	150,130	150,130
Accounts receivable, net	11,107	38,526
Inventory, net	808,042	1,303,279
Prepaid expenses and other current assets	345,884	285,495
Total Current Assets	2,677,547	3,364,680
Property and equipment:
Equipment	183,044	183,044
Furniture and fixtures	98,839	98,839
Tooling and molds	644,462	644,462
	926,345	926,345
Accumulated depreciation	(864,504)	(831,290)
Property and equipment, net	61,841	95,055
Right-of-use assets	340,972	108,508
Goodwill	15,479,662	15,479,662
Other intangible assets, net of amortization of $2,982,067 and $2,604,290, respectively	5,622,500	6,000,277
Total Assets	$24,182,522	$25,048,182
Liabilities, Series C Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,855,026	$2,118,476
Accrued expenses	1,170,456	1,492,111
Term loan facility - current	2,062,500	2,062,500
Other short-term debt	346,390	-
Total Current Liabilities	5,434,372	5,673,087

Term loan facility, net of debt discount of $189,551 and $244,070, respectively, and deferred debt issuance costs of $980,538 and $1,262,565, respectively	8,894,538	9,739,242
Other long-term liabilities	1,354,899	1,113,965
Total Liabilities	15,683,809	16,526,294
Commitments and Contingencies
Series C Preferred Stock
Series C Preferred Stock, par value $0.0001 per share: 2,000 shares designated; 2,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,807,300	1,807,300
Stockholders’ Equity
Preferred Stock, par value $0.0001 per share: 10,000,000 shares authorized
Series A Preferred Stock, par value $0.0001 per share: 3,125,000 shares designated; 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Series B Preferred Stock, par value $0.0001 per share: 4,500,000 shares designated; 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Common Stock, par value $0.0001 per share: 100,000,000 shares authorized; 30,496,474 and 30,048,854 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3,050	3,005
Additional paid-in capital	68,722,019	68,515,674
Accumulated deficit	(62,033,656)	(61,804,091)
Total Stockholders’ Equity	6,691,413	6,714,588
Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$24,182,522	$25,048,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019

Revenues	$6,227,012	$8,668,521
Cost of goods sold	1,617,183	2,098,967

Gross Profit	4,609,829	6,569,554

Operating Expenses
General and administrative	1,885,819	3,146,589
Selling and marketing	1,288,541	1,743,583
Research and development	499,389	608,280

Total Operating Expenses	3,673,749	5,498,452

Operating Income	936,080	1,071,102

Other Income and (Expense)
Interest expense	(1,165,645)	(1,277,468)
Loss on extinguishment of debt	-	(2,343,879)
Change in fair value of contingent consideration	-	85,111
Total Other Expense, Net	(1,165,645)	(3,536,236)

Loss from Continuing Operations	(229,565)	(2,465,134)
Loss from Discontinued Operations	-	(2,190,540)
Net Loss	(229,565)	(4,655,674)
Preferred stock dividends	(50,000)	(100,000)

Net Loss applicable to Common Stockholders	$(279,565)	$(4,755,674)
Loss Per Share from Continuing Operations – Basic and Diluted	$(0.01)	$(0.09)
Loss Per Share from Discontinued Operations – Basic and diluted	$0.00	$(0.08)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.17)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	30,245,297	27,624,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,
	2020	2019

Revenues	$2,482,983	$4,486,811
Cost of goods sold	669,059	1,079,333

Gross Profit	1,813,924	3,407,478

Operating Expenses
General and administrative	1,041,613	1,546,630
Selling and marketing	562,860	894,070
Research and development	312,777	403,327

Total Operating Expenses	1,917,250	2,844,027

Operating (Loss) Income	(103,326)	563,451

Other Income and (Expense)
Interest expense	(564,303)	(691,267)
Loss on extinguishment of debt	-	(2,343,879)
Change in fair value of contingent consideration	-	299,534
Total Other Expense, Net	(564,303)	(2,735,612)

Loss from Continuing Operations	(667,629)	(2,172,161)
Loss from Discontinued Operations	-	(1,184,966)
Net Loss	(667,629)	(3,357,127)
Preferred stock dividends	(25,000)	(75,000)

Net Loss applicable to Common Stockholders	$(692,629)	$(3,432,127)
Loss Per Share from Continuing Operations – Basic and Diluted	$(0.02)	$(0.08)
Loss Per Share from Discontinued Operations – Basic and diluted	$0.00	$(0.04)

Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.12)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	30,337,390	29,234,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2020	-	$-	30,048,854	$3,005	$68,515,674	$(61,804,091)	$6,714,588

Issuance of stock options for services			-	-	80,000	-	80,000

Shares issued in connection with the management incentive plan for 2017 and 2018			447,620	45	200,749	-	200,794

Fees incurred in connection with equity offerings			-	-	(24,404)	-	(24,404)

Net loss			-	-	-	(229,565)	(229,565)

Preferred stock dividends					(50,000)		(50,000)
Balance – June 30, 2020	-	$-	30,496,474	$3,050	$68,722,019	$(62,033,656)	$6,691,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – April 1, 2020	-	$-	30,328,141	$3,033	$68,647,274	$(61,366,027)	$7,284,280

Issuance of stock options for services			-	-	40,000	-	40,000

Shares issued in connection with the management incentive plan for 2017 and 2018			168,333	17	84,149	-	84,166

Fees incurred in connection with equity offerings			-	-	(24,404)	-	(24,404)

Net loss			-	-	-	(667,629)	(667,629)

Preferred stock dividends					(25,000)		(25,000)
Balance – June 30, 2020	-	$-	30,496,474	$3,050	$68,722,019	$(62,033,656)	$6,691,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2019	-	$-	25,228,072	$2,523	$64,748,871	$(50,014,636)	$14,736,758

Issuance of common stock for services			609,910	61	446,929	-	446,990

Issuance of common stock for cash, net of fees			3,553,363	355	3,197,455	-	3,197,810

Shares issued in connection with the management incentive plan for 2017 and 2018			289,216	29	216,238	-	216,267

Fees incurred in connection with equity offerings			-	-	(106,104)	-	(106,104)

Net loss			-	-	-	(4,655,674)	(4,655,674)

Preferred stock dividends					(100,000)		(100,000)
Balance – June 30, 2019	-	$-	29,680,561	$2,968	$68,403,389	$(54,670,310)	$13,736,047

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

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019

Cash Flows from Operating Activities
Net Loss	$(229,565)	$(4,655,674)
Loss from discontinued operations	-	(2,190,540)
Loss from continuing operations	(229,565)	(2,465,134)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation	33,214	36,600
Stock based compensation	80,000	417,667
Amortization of debt discount	54,519	70,001
Amortization of intangible assets	377,777	377,777
Amortization of deferred debt issuance costs	282,027	183,421
Change in fair value of contingent consideration	-	(85,111)
Loss on extinguishment of debt	-	2,343,879
Deferred taxes	-	-
Changes in operating assets and liabilities:
Accounts receivable	27,419	160,674
Inventory	495,237	(345,136)
Prepaid expenses and other current assets	(60,389)	(72,031)
Accounts payable	(283,534)	245,559
Accrued expenses	(166,711)	(199,505)
Total Adjustments	839,559	3,133,795
Net Cash Provided by Operating Activities of Continuing Operations	609,994	668,661

Cash flows from Investing Activities
Pay down of contingent consideration	-	(154,367)
Purchase of equipment	-	(7,067)
Net Cash Used in Investing Activities of Continuing Operations	-	(161,434)

Cash Flows from Financing Activities
Pay down of short-term debt	-	(159,720)
Proceeds received in connection with issuance of common stock, net	-	3,197,810
Repayment of term debt with Sagard Capital	-	(16,000,000)
Term loan borrowings, net of deferred debt issue costs	-	14,670,579
Term loan repayment	(1,181,250)	(171,875)
Payment of closing related fees	-	(47,672)
Proceeds from PPP loan	346,390	-
Net Cash (Used in) Provided by Financing Activities of Continuing Operations	(834,860)	1,489,122
Net (Decrease) Increase in Cash and Restricted Cash from Continuing Operations	(224,866)	1,996,349

Cash Flows from Discontinued Operations:
Cash used by operating activities of discontinued operations	-	(2,095,468)
Cash used in investing activities of discontinued operations	-	(21,849)
Net Cash Used by Discontinued Operations	-	(2,117,317)
Net Decrease in Cash and Restricted Cash	(224,866)	(120,968)
Cash and Restricted Cash – Beginning of Period	1,737,380	1,614,641
Cash and Restricted Cash – End of Period	$1,512,514	$1,493,673
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$845,528	$851.256
Taxes	$10,014	$11,359
Non-cash financing activities:
Accrued fees incurred in connection with equity offerings	$24,404	$58,432
Common Stock issued in connection with management incentive plans	$200,794	$216,267
Accrued Series C Preferred Stock dividends	$50,000	$25,000

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

The Company’s former wholly-owned subsidiary, Fit Pay, Inc., had a proprietary technology platform that delivers payment, credential management, authentication and other secure services to the IoT ecosystem. The platform uses tokenization, a payment security technology that replaces cardholders’ account information with a unique digital identifier, to transact highly secure contactless payment and authentication services. On September 21, 2018, the Company announced that its board of directors approved a plan to separate the Company’s financial technology business from our healthcare business into an independent publicly traded company. The Company originally planned to distribute shares of PartX, Inc., a newly created company and wholly-owned subsidiary of the Company (“PartX”), to our stockholders through the execution of a spin-off. As a result, the Company reclassified its financial technology business to discontinued operations for all periods reported. The Company’s financial technology business was comprised of its Fit Pay subsidiary and the intellectual property developed by the Company, including the Flye Smartcard and the Wocket. On April 29, 2019, a Registration Statement on Form 10 was filed by PartX with the U.S. Securities and Exchange Commission (the “SEC”) in connection with the planned spin-off of our payments, authentication and credential management business. On August 19, 2019, the Company’s subsidiary, PartX notified the SEC that it was withdrawing the Registration Statement on Form 10. With the approval of the Company’s board of directors, and upon similar terms and conditions to those set forth in that loan agreement, the Company entered into a non-binding letter of intent for the sale of its Fit Pay subsidiary, excluding certain assets on August 6, 2019. In connection with the letter of intent, the Company was advanced $500,000 of non-interest bearing working capital for Fit Pay. On September 9, 2019, the Company completed the sale of its Fit Pay subsidiary to Garmin International, Inc. for $3.32 million in cash.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2020, and for the six and three months ended June 30, 2020 and 2019 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2020 and the condensed consolidated statements of operations and changes in equity for the six and three months ended June 30, 2020 and June 30, 2019 and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and June 30, 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the six and three months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, or for any future interim period. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 30, 2020.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Liquidity

The Company generated operating income of $936,080 and a net loss of $229,565 during the six months ended June 30, 2020. As of June 30, 2020, the Company had cash and stockholders’ equity of $1,362,384 and $6,691,413, respectively. At June 30, 2020, the Company had a working capital deficiency of $2,756,825. On July 14, 2020, the Company, received gross proceeds of $1,864,518 from a registered direct offering. See Note 8 for details of this transaction.

Given the Company’s cash position at June 30, 2020 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing. The Company may also raise additional funds through equity or debt offerings to increase its working capital and to accelerate the execution of its long-term strategic plan to develop and commercialize its core products and to fulfill its product development commitments.

As described in Note 7, the coronavirus could significantly impact the Company’s business, which would require the Company to raise funds to assist with its working capital needs.

Note 3 – Summary Of Significant Accounting Policies

Use of estimates in the financial statements

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions including those related to the fair value of acquired assets and liabilities, stock based compensation, derivative instruments, income taxes, accounts receivable, inventories, right-of-use assets and other matters that affect the condensed consolidated financial statements and disclosures. Actual results could differ from those estimates.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenues consist of product sales to either end customers or to distributors and its sales are recognized at a point-in-time under the core principle of recognizing revenue when control of the product transfers to the customer. The Company recognizes revenue when it ships or delivers the product from its fulfillment center to its customer, when the customer accepts and has legal title of the product, and the Company has a present right to payment for the product. For the six months ended June 30, 2020 and 2019, the Company had no sales recognized over time. The Company invoices its customers at the same time that the Company’s performance obligation is satisfied. The Company generally receives customer orders with a specified delivery date and orders typically fluctuate from month-to-month based on customer demand and general business conditions.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company offers standard product warranty coverage which provides assurance that the Company’s products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment. The Company’s warranty liabilities and related expense have not been material and were not material in the accompanying condensed consolidated financial statements as of June 30, 2020 and December 31, 2019, and for the six months ended June 30, 2020 and 2019.

Accounts Receivable

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At June 30, 2020 and December 31, 2019, the Company had an allowance for doubtful accounts of $126,733.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of June 30, 2020, inventory was comprised of $202,526 in raw materials and $605,516 in finished goods on hand. Inventory at December 31, 2019 was comprised of $167,357 in raw materials and $1,135,922 in finished goods on hand. The Company is required to prepay for certain inventory with certain vendors until credit terms can be established. As of June 30, 2020 and December 31, 2019, the Company had prepaid inventory of $226,333 and $201,496, respectively. These prepayments were made primarily for finished goods inventory, and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Other Intangible Assets

At June 30, 2020, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $2,633,603; trademarks of $1,010,190; and customer relationships of $1,978,707. At December 31, 2019, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $2,818,434; trademarks of $1,041,370; and customer relationships of $2,140,473. The Company will continue amortizing these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the six and three months ended June 30, 2020, the Company had amortization expense of $377,777 and $189,932, respectively, related to the LogicMark intangible assets. During the six and three months ended June 30, 2019, the Company had amortization expense of $377,777 and $189,932, respectively, related to the LogicMark intangible assets.

As of June 30, 2020, total amortization expense estimated for the remainder of fiscal year 2020 is approximately $381,000, and for each of the next five fiscal years, 2020 through 2024, the total amortization expense is estimated to be as follows: 2021 - $762,000; 2022 - $762,000; 2023 - $762,000; 2024 - $762,000; and 2025 - $762,000.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of shares of common stock outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 193,652 shares of common stock and warrants to purchase 6,973,221 shares of common stock as of June 30, 2020 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of June 30, 2019, potentially dilutive securities from the exercise of warrants to purchase 7,206,584 shares of common stock were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

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

Note 4 – Discontinued Operations

The following table represents the financial results of the discontinued operations for the six and three months ended June 30, 2019:

	For the Six Months Ended June 30,	For the Three Months Ended June 30,
	2019	2019

Net sales	$454,062	$232,586
Cost of sales	121,876	58,895
Gross profit	332,186	173,691
Operating expenses	2,519,601	1,357,243
Interest expense	3,125	1,414
Loss from discontinued operations	$(2,190,540)	$(1,184,966)

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Debt refinancings

On May 24, 2018, LogicMark, a wholly owned subsidiary of Nxt-ID, entered into a Senior Secured Credit Agreement (the “Credit Agreement”) with the lenders thereto and Sagard Holdings Manager LP, as administrative agent and collateral agent for the lenders party to the Credit Agreement (collectively, the “Lender”), whereby the Lender extended a term loan (the “Term Loan”) to LogicMark in the principal amount of $16,000,000. The original maturity date of the Term Loan was May 24, 2023. The Term Loan Facility with Sagard Holdings Manager LP was repaid on May 3, 2019 with Term Loan proceeds received from CrowdOut Capital LLC (See below). The outstanding principal amount of the Term Loan base interest at a rate of LIBOR, adjusted monthly, plus 9.5% per annum (approximately 11.99% as of April 30, 2019). The Company incurred $1,253,970 in deferred debt issue costs related to the Term Loan. During the six and three months ended June 30, 2019,  the Company amortized $86,969 and $24,270, respectively, of the deferred debt issue costs which is included in interest expense in the condensed consolidated statement of operations.

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

On May 3, 2019, LogicMark, completed the closing of a $16,500,000 senior secured term loan with the lenders thereto and CrowdOut Capital, LLC, as administrative agent. The Company used the proceeds from the term loan to repay LogicMark’s existing term loan facility with Sagard Holdings Manager LP and to pay other costs related to the refinancing. The maturity date of the term loan is May 3, 2022 and requires the Company to make minimum principal payments over the three-year term amortized over 96 months. During the six months ended June 30, 2020, the Company has made scheduled principal repayments totaling $1,031,250. In addition, the Company prepaid an additional $150,000 of the term loan with CrowdOut Capital LLC during the six months ended June 30, 2020 with cash flow generated from operations. The outstanding principal amount of the term loan bears interest at a rate of LIBOR, adjusted monthly, plus 11.0% per annum (approximately 13.0% as of June 30, 2020). The Company incurred $412,500 in original issue discount for closing related fees charged by the Lender. During the six and three months ended June 30, 2020, the Company amortized $54,519 and $25,847, respectively of the original issue discount which is included in interest expense in the condensed consolidated statement of operations. At June 30, 2020 the unamortized balance of the original issue discount was $189,551. The Company also incurred $1,831,989 in deferred debt issue costs related to the term loan. The deferred debt issue costs include an exit fee due to CrowdOut Capital upon the earlier of final repayment of the term loan facility or the maturity date. The liability for the exit fee is included as part of other long-term liabilities in the Company’s condensed consolidated balance sheet. During the six and three months ended June 30, 2020, the Company amortized $282,027 and $133,711, respectively of the deferred debt issue costs which is included in interest expense in the condensed consolidated statement of operations. At June 30, 2020 the unamortized balance of deferred debt issuance costs were $980,538.

Debt Maturity

The maturity of the Company’s term debt is as follows:

2020 (remainder)	$1,031,250
2021	2,062,500
2022	9,033,377
Total term debt	$12,127,127

The Credit Agreement contains customary financial covenants. As of June 30, 2020, the Company was in compliance with such covenants.

Paycheck Protection Program

On each of May 6 and May 8, 2020, Nxt-ID Inc. and LogicMark, LLC, a wholly owned subsidiary of the Company (the “Borrowers”), respectively, received loans from Bank of America, NA in the aggregate amount of $346,390, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020.

The Loans, which are in the form of PPP promissory notes and agreements, dated May 1, 2020 (the “Note Agreements”), mature on May 6 and May 8, 2022, respectively, and bear interest at a rate of 1.00% fixed per annum, payable monthly commencing on November 6 and November 8, 2020, respectively. The Loans may be prepaid by the Borrowers at any time prior to maturity with no prepayment penalties. The Borrowers used the proceeds from the Loans for payroll, payroll taxes, and group healthcare benefits. Under the terms of the Note Agreements, certain amounts of the Loans may be forgiven if they are used for qualifying expenses, as described in the Note Agreements.

In August 2020, the Company intends to apply for forgiveness of these loans and as such has treated the loans as other short-term debt on the Company’s condensed consolidated balance sheet.

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

During the six months ended June 30, 2020, the Company issued an aggregate of 193,652 stock options to purchase shares of common stock under the LTIP to four (4) non-employee directors for serving on the Company’s board. The weighted average exercise price of these stock options is approximately $0.41 and stock options were fully vested at the issuance date. The aggregate fair value of the stock options issued to the directors was $80,000.

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

In addition, during the six months ended June 30, 2020, the Company issued 447,620 shares of common stock with an aggregate fair value of $200,794 to certain employees related to the Company’s 2017 and 2018 management incentive plans.

During the six months ended June 30, 2020, the Company accrued $80,000 of management and employee bonus expense. The Company has typically paid a substantial portion of the bonus accrual with shares of common stock.

Warrants

As of June 30, 2020, the Company had outstanding warrants to purchase an aggregate of 6,973,221 shares of common stock with a weighted average exercise price and remaining life of $2.83 and 3.03 years, respectively. At June 30, 2020, all of the warrants were exercisable and had no aggregate intrinsic value.

Nxt-ID, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Commitments and Contingencies

Legal Matters

On February 24, 2020, Michael J. Orlando, as shareholder representative (the “Shareholder Representative”), and the other stockholders of Fit Pay, Inc. (collectively, the “Fit Pay Shareholders”), filed a lawsuit in the United States District Court for the Southern District of New York against the Company, CrowdOut Capital, LLC, and Garmin International, Inc. (the “Complaint”). See Orlando v. Nxt-ID, Inc. No. 20-cv-1604 (S.D.N.Y.). The Complaint alleges that the Company has breached certain contractual obligations under a merger agreement, dated May 23, 2017, between Fit Pay, Inc. and the Company, regarding certain future, contingent earnout payments allegedly that could be owed to the Fit Pay Shareholders from future revenues. The Complaint seeks unspecified monetary damages from the defendants. The Company believes that these claims are without merit and plans to vigorously defend the action.  The Company waived service of the summons and received an automatic extension of time to answer the Complaint. On May 12, 2020, the Company filed an answer and counterclaims alleging, among other things, fraud and breach of fiduciary duty of the Shareholder Representative as well as arguing that the Shareholder Representative should be estopped from pursuing these claims. Since the litigation is still in its early stages, the Company is not yet able to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of our business. Other than the above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting our company, or any of our subsidiaries in which an adverse decision could have a material adverse effect upon our business, operating results, or financial condition.

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

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company utilizes its incremental borrowing rate by lease term, in order to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On January 1, 2019, the discount rate used on existing leases at adoption was determined based on the remaining lease term using available data as of that date. The Company’s current lease agreement for its warehouse space located in Louisville, Kentucky will be expiring on August 31, 2020. As a result, the Company entered into a new five-year lease agreement in June 2020 for new warehouse space also located in Louisville, Kentucky. The monthly rent which commences in September 2020 is $6,000 per month and increases approximately 3% annually thereafter. The ROU asset value added as a result of this new lease agreement was $279,024. The Company’s ROU asset and lease liability accounts reflect the inclusion of this new lease agreement on the Company’s condensed consolidated balance sheet as of June 30, 2020.

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

Nxt-ID, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the six months ended June 30, 2020, total operating lease cost was $76,279 and is recorded in cost of sales and selling, general and administrative expenses, dependent on the nature of the leased asset. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable lease for the remainder of 2020 as well as each of the next five years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on the Company’s condensed consolidated balance sheet, as of June 30, 2020:

Year Ended December 31,

2020 (excluding the six months ended June 30, 2020)	$47,734
2021	90,986
2022	93,385
2023	89,724
2024	80,000
2025	54,400
Total future minimum lease payments	$456,229
Less imputed interest	(114,874)
Total present value of future minimum lease payments	$341,355

As of June 30, 2020

Operating lease right-of-use assets	$340,972

Other accrued expenses	$58,956
Other long-term liabilities	$282,399
$341,355

As of June 30, 2020

Weighted Average Remaining Lease Term	4.61 years
Weighted Average Discount Rate	12.80%

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

On July 14, 2020, the Company closed a registered direct offering (the “Offering”) of (i) an aggregate of 3,778,513 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”); (ii) pre-funded warrants to purchase up to an aggregate of 734,965 shares of Common Stock at an exercise price of $0.01 per share, subject to customary adjustments thereunder; (iii) registered warrants, with a term of five (5) years exercisable immediately upon issuance, to purchase an aggregate of up to 1,579,718 shares of Common Stock (at an exercise price of $0.50 per share, subject to customary adjustments thereunder; and (iv) unregistered warrants, with a term of five and one-half (5.5) years first exercisable six (6) months after issuance, to purchase an aggregate of up to 3,750,000 shares of Common Stock at an exercise price of $0.65 per share, subject to customary adjustments thereunder, for gross proceeds of $1,864,518, before deducting any offering expenses. The Company intends to use the net proceeds from this Offering for working capital, new product initiatives and other general corporate purposes.

On July 28, 2020, the Company received proceeds of $7,350 in connection with the exercise of 734,965 pre-funded warrants to purchase common stock at an exercise price of $0.01.

In connection with the sale of Fit-Pay, Inc., Giesecke+Devrient Mobile Security America, Inc. (“GDMSAI”) has identified a disagreement with the Company over calculation of dividends with respect to GDMSAI’s Series C Non-Convertible Voting Preferred Stock (the “Series C”) of the Company. On August 13, 2020, the Company was sued by GDMSAI seeking, among other things, $440,000 of dividends that it believes are owed to it pursuant to the terms of the Series C. The Company believes that GDMSAI’s claims are not correct and plans to vigorously defend the action. Since the litigation is still in its early stages, the Company is not yet able to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss beyond the amount stated in the action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the six and three months ended June 30, 2020 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

Results of Operations

Comparison of six and three months ended June 30, 2020 and June 30, 2019

Revenue. Our revenues for the six and three months ended June 30, 2020 were $6,227,012 and $2,482,983, respectively, compared to $8,668,521 and $4,486,811, respectively for the six and three months ended June 30, 2019. The decrease in our revenues for the six and three months ended June 30, 2020 as compared to the six and three months ended June 30, 2019 is primarily attributable to LogicMark’s decreased sales volume resulting from the COVID-19 pandemic.

Cost of Revenue and Gross Profit. Our gross profit for the six and three months ended June 30, 2020 was $4,609,829 and $1,813,924, respectively, compared to a gross profit of $6,569,554 and $3,407,478, respectively for the six and three months ended June 30, 2019. The decrease in gross profit in the six and three months ended June 30, 2020 as compared to the six and three months ended June 30, 2019 is primarily attributable to LogicMark’s decreased sales volume resulting from the COVID-19 pandemic.

Operating Expenses. Operating expenses for the six months ended June 30, 2020 totaled $3,673,749 and consisted of research and development expenses of $499,389, selling and marketing expenses of $1,288,541 and general and administrative expenses of $1,885,819. The research and development expenses related primarily to salaries and consulting services of $436,405. Selling and marketing expenses consisted primarily of salaries and consulting services of $289,516, amortization of intangibles of $377,777, freight charges of $271,361, merchant processing fees of $135,342, and sales commissions of $124,266. General and administrative expenses consisted of salaries and consulting services of $455,957, accrued management and employee incentives of $80,000, legal, audit and accounting fees of $565,389 and insurance of $225,915.

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

Operating expenses for the three months ended June 30, 2020 totaled $1,917,250 and consisted of research and development expenses of $312,777, selling and marketing expenses of $562,860 and general and administrative expenses of $1,041,613. The research and development expenses related primarily to salaries and consulting services of $286,960. Selling and marketing expenses consisted primarily of salaries and consulting services of $121,699, amortization of intangibles of $189,932, freight charges of $101,234, merchant processing fees of $53,999, and sales commissions of $56,410. General and administrative expenses consisted of salaries and consulting services of $218,564, accrued management and employee incentives of $40,000, legal, audit and accounting fees of $408,873 and insurance of $112,678.

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

Operating Profit. The operating profit (loss) for the six and three months ended June 30, 2020 was $936,080 and $(103,326), respectively, compared with operating profit of $1,071,102 and $563,451, respectively for the six and three months ended June 30, 2019. The decrease in operating profit for the six and three months ended June 30, 2020 as compared to the six and three months ended June 30, 2019 is primarily attributable to the lower gross profit discussed above which was offset in part by lower operating expenses incurred in the six and three months ended June 30, 2020 as compared to the six and three months ended June 30, 2019.

Net Loss. The net loss for the six months ended June 30, 2020 was $229,565 compared to a net loss of $2,465,134 for the six months ended June 30, 2019. The net loss for the six months ended June 30, 2020 was primarily attributable to the operating profit discussed above of $936,080 which was offset by interest expense incurred of $1,165,645. The net loss for the six months ended June 30, 2019 was $2,465,134 and was primarily attributable to the operating profit discussed above of $1,071,102 and a favorable change in fair value of contingent consideration of $85,111, all of which was offset by interest expense incurred of $1,277,468 and a loss on the extinguishment of debt of $2,343,879.

The net loss for the three months ended June 30, 2020 was $667,629 compared to a net loss of $2,172,161 for the three months ended June 30, 2019. The net loss for the three months ended June 30, 2020 was primarily attributable to the operating loss discussed above of $103,326 and interest expense incurred of $564,303. The net loss for the three months ended June 30, 2019 was $2,172,161 and was primarily attributable to the operating profit discussed above of $563,451 and a favorable change in fair value of contingent consideration of $299,534, all of which was offset by interest expense incurred of $691,267 and a loss on the extinguishment of debt of $2,343,879.

Liquidity and Capital Resources

Sources of Liquidity

We generated operating income of $936,080 and incurred a net loss of $229,565 for the six months ended June 30, 2020. As of June 30, 2020, we had cash and stockholders’ equity of $1,362,384 and $6,691,413, respectively. At June 30, 2020, we had a working capital deficiency of $2,756,825.

Given our cash position at June 30, 2020 and our projected cash flow from operations, we believe that we will have sufficient capital to sustain operations for a period of one year following the date of this filing. We may also raise funds through equity or debt offerings to increase our working capital and to accelerate the execution of our long-term strategic plan to develop and commercialize our core products and to fulfill our product development commitments.

On July 14, 2020, we closed a registered direct offering of (i) an aggregate of 3,778,513 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”); (ii) pre-funded warrants to purchase up to an aggregate of 734,965 shares of Common Stock at an exercise price of $0.01 per share, subject to customary adjustments thereunder; (iii) registered warrants, with a term of five (5) years exercisable immediately upon issuance, to purchase an aggregate of up to 1,579,718 shares of Common Stock (at an exercise price of $0.50 per share, subject to customary adjustments thereunder; and (iv) unregistered warrants, with a term of five and one-half (5.5) years first exercisable six (6) months after issuance, to purchase an aggregate of up to 3,750,000 shares of Common Stock at an exercise price of $0.65 per share, subject to customary adjustments thereunder, for gross proceeds of $1,864,518, before deducting any offering expenses.

Cash Generated by Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for product, research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the six months ended June 30, 2020, net cash provided by operating activities totaled $609,994, which was comprised of a net loss of $229,565, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $827,537, and changes in operating assets and liabilities of positive $12,022, as compared to net cash provided by operating activities of $668,661 for the six months ended June 30, 2019, which was comprised of a net loss of $2,465,134, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $3,344,234, and changes in operating assets and liabilities of negative $210,439.

Cash Used in Investing Activities. During the six months ended June 30, 2020, we did not have any net cash used in investing activities. During the six months ended June 30, 2019 net cash used in investing activities totaled $161,434 and was primarily related to an earn-out payment of $154,367 to the sellers of Fit Pay and the purchase of equipment of $7,067.

Cash Provided by Financing Activities. During the six months ended June 30, 2020, net cash used in financing activities totaled $834,860 and was related to our term loan repayments of $1,181,250 which was partially offset by $346,390 in loan proceeds received under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. During the six months ended June 30, 2019, net cash provided by financing activities totaled $1,489,122 and was primarily related to the net proceeds received of $3,197,810 from the sale of stock from our January 2019 At-the-Market Offering and $14,670,579 in net proceeds received from the refinancing with CrowdOut Capital, which closed on May 3, 2019 all of which was partially offset by the pay down of $16,000,000 related to the term loan facility with Sagard Holdings Manager, L.P., pay downs in short-term debt of $159,720, a scheduled term loan repayment of $171,875 and fees paid in connection with equity offerings totaling $47,672.

Potential Impacts of COVID-19 on Our Business and Operations

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the quarter ended June 30, 2020, we have observed recent decreases in demand from certain customers, primarily our VA hospitals.

Given the fact our products are sold through a variety of distribution channels, including through hospitals, we expect our sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although we observed significant declines in demand for our products from certain customers during the three months ended June 30, 2020, we believe that it remains too early for us to know the exact impact COVID-19 will have on the long-term demand for our products. We also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

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

On each of May 6 and May 8, 2020, we and LogicMark, LLC, our wholly owned subsidiary, received loans (the “Loans”) from Bank of America, NA in the aggregate amount of $346,390.00, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020. Under the terms of the PPP, PPP loans and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. As of June 30, 2020, we have used the entirety of the loan proceeds for purposes consistent with the PPP and have not taken any actions that we believe will reduce the amount eligible for forgiveness. As such, the Company believes that the entire amount of the loans will be eligible for forgiveness. However, to the extent any portion of the loan is determined to be ineligible for forgiveness, such unforgiven portion of the loan is payable over 2-5 years at an interest rate of 1%, with a deferral of payments for the first six months.

We currently believe revenue for the three months ended September 30, 2020 will decline significantly year over year due to the conditions noted. In April 2020, we implemented a COVID-19 mitigation plan designed to further reduce our operating expenses for the three months ending June 30, 2020. Actions taken to date include work hour and salary reductions for senior management. These cost reductions are in addition to the significant restructuring actions we initiated in the fourth quarter of 2019. Based on our current cash position, our projected cash flow from operations and our cost reduction and cost containment efforts to date, we believe that we will have sufficient capital to sustain operations for a period of one year following the date of this filing. If business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on conditions in the U.S.  During the quarter ended June 30, 2020, the impact of the COVID-19 pandemic significantly affected our results of operations as we experienced meaningful reductions in customer demand for our products and services.  During the second quarter, the Company continued to identify and assess risks and modify operating plans following guidance from national, state and local governmental and health authorities.   During the second quarter, although we continued to experience minimal supply chain disruption, customer demand was noticeably weaker. In addition, during the second quarter we also took several proactive measures to protect the Company’s balance sheet and strengthen its liquidity position, including: making additional cost reductions through executive wage rollbacks, discretionary spending reductions, corporate travel suspension, and service provider and other expense reductions as well as leveraging government work programs and tax deferrals and extensions to the extent they do not incur interest rate fees or penalties.

The COVID-19 pandemic and its effects on the economic environment remain extremely fluid and it is difficult to predict with certainty what unforeseen circumstances may develop as we progress through the remainder of the year.  As a result, we will continue to proceed cautiously by managing our cost structure and cash flows.  In addition, we are rethinking our strategic plans to best position our company to adapt to these changing conditions and to continue to serve our customers and community.

COVID-19 Considerations

The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of our employees and rethinking and reevaluating our operational and strategic plans to overcome the current challenges. In the quarter ended June 30, 2020, the COVID-19 pandemic had a material net impact on our consolidated operating results. In the future, the pandemic may cause continued or prolonged reduced demand for our products or services if, for example, the pandemic results in a recessionary economic environment to the markets that we serve; however since the products services that we offer are essential to the daily lives of our current and future customers, we believe that over the long term, there will continue to be strong demand for our products and services as we rethink our distribution paradigm in the post-COVID-19 environment.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. For the six months ended June 30, 2020, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain as well as impact the purchasing decisions by some of our larger customers.

Through June 30, 2020, the pandemic has not materially impacted the Company’s liquidity position as of such date, however, during the three-month period ended June 30, 2020, we failed to generate operating cash flow as we had in the prior quarter. We currently expect to maintain access to the capital markets should the effects of the pandemic on our operations continue. We have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company conducts an annual impairment review of goodwill and indefinite-lived intangible assets each year, unless events occur which trigger the need for an interim impairment review. During the first quarter of 2020 the Company considered the economic impact of the COVID-19 pandemic to be a triggering event for an interim impairment review. Because we were in the early stages of the pandemic, we elected not to undertake a formal review of our assets for impairment purposes.

During the second quarter of 2020, the Company again considered the economic impact of the COVID-19 pandemic on the Company’s operations and determined there was no triggering event, particularly inasmuch as the Company’s sales began to recover during the second half of the second quarter of 2020.  The Company continues to monitor the impact of the pandemic on its business and anticipates continuing to review guidance issued by the Securities and Exchange Commission as well as governing audit bodies to guide its future reviews and posture.

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

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the six months ended June 30, 2020, included elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2020. Management has not completed such evaluation but has concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As of June 30, 2020, our management concluded that certain previously disclosed material weaknesses in our internal controls over financial reporting continue to exist. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions. Management has recently hired an assistant controller with significant experience to help address this situation.  Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can conclude that we have remediated our material weaknesses.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 24, 2020, Michael J. Orlando, as shareholder representative (the “Shareholder Representative”), and the other stockholders of Fit Pay, Inc. (collectively, the “Fit Pay Shareholders”), filed a lawsuit in the United States District Court for the Southern District of New York against the Company, CrowdOut Capital, LLC, and Garmin International, Inc. (the “Complaint”). See Orlando v. Nxt-ID, Inc. No. 20-cv-1604 (S.D.N.Y.). The Complaint alleges that the Company has breached certain contractual obligations under a merger agreement, dated May 23, 2017, between Fit Pay, Inc. and the Company, regarding certain future, contingent earnout payments allegedly that could be owed to the Fit Pay Shareholders from future revenues. The Complaint seeks unspecified monetary damages from the defendants. We believe that these claims are without merit and plans to vigorously defend the action.  We waived service of the summons and received an automatic extension of time to answer the Complaint. On May 12, 2020, we filed an answer and counterclaims alleging, among other things, fraud and breach of fiduciary duty of the Shareholder Representative as well as arguing that the Shareholder Representative should be estopped from pursuing these claims. Since the litigation is still in its early stages, we are not yet able to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss.

In connection with the sale of Fit-Pay, Inc., Giesecke+Devrient Mobile Security America, Inc. (“GDMSAI”) has identified a disagreement with us over calculation of dividends with respect to GDMSAI’s Series C Non-Convertible Voting Preferred Stock (the “Series C”) of the Company. On August 13, 2020, the Company was sued by GDMSAI seeking, among other things, $440,000 of dividends that it believes are owed to it pursuant to the terms of the Series C. We believe that GDMSAI’s claims are not correct and plan to vigorously defend the action. Since the litigation is still in its early stages, we are not yet able to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss beyond the amount stated in the action.

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. Other than the above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, or any of our subsidiaries in which an adverse decision could have a material adverse effect upon our business, operating results, or financial condition.

Item 1A. Risk Factors

The risk factors set forth below contain material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. When evaluating our business and our prospects, you should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we filed with the SEC on March 30, 2020, as updated in this Item 1A. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including our financial statements and the related notes. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline.

Risks Related to our Business

Our supply chains in China subject us to risks and uncertainties relating to the laws and regulations of China and the changes in relations between the United States and China.

Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our supply chains in China. China’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade. The United States government has called for substantial changes to foreign trade policy with China and has raised (as well as has proposed to further raise in the future), tariffs on several Chinese goods. China has retaliated with increased tariffs on United States goods. Moreover, China’s legislature has recently adopted a national security law to substantially change the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limit the civil liberties of residents of Hong Kong and could restrict the ability of businesses in Hong Kong to continue to conduct business or to continue to with business as previously conducted. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China and President Trump signed an executive order and the Hong Kong Autonomy Act to remove Hong Kong’s preferential trade status. The United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. Any further changes in United States trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. Any changes in United States and China relations may have a material adverse effect on our supply chains in China which could materially harm our business and financial condition.

Our business, financial condition and results of operations may be adversely affected by the recent coronavirus outbreak or other similar epidemics or adverse public health developments

The outbreak of the novel coronavirus (COVID-19) has caused many governments to implement quarantines and significant restrictions on travel, or to advise that people remain at home where possible and avoid crowds. This has led to many businesses shutting down or limiting operations as well as greater uncertainty in financial markets. Any economic downturns or adverse impacts resulting from the coronavirus or other similar epidemics or adverse public health developments may increase the likelihood of our distributors and/or the VA significantly reducing orders for our products or being unable to pay us in accordance with the terms of already fulfilled orders. To the extent we experience, delays or disruptions, such as difficulty obtaining components and temporary suspension of operations, our existing inventory levels may not be sufficient, and our business, financial condition and results of operations could be materially and adversely affected, in the event that the slowdown or suspension carries on for a long period of time. As a result of the current or future epidemics, we may also be impacted by shutdowns, employee impacts from illness and other community response measures meant to prevent spread of the virus, all of which could negatively impact our business, financial condition and results of operations. Further, if we are regularly unable to meet our obligations to deliver our products to distributors and/or the VA, they may decide to terminate or reduce their distribution arrangements with us and our business could be adversely affected. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus.

We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Stock could be delisted from Nasdaq.

Our Common Stock is currently listed on Nasdaq. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

In the event that our Common Stock is delisted from Nasdaq and is not eligible for quotation on another market or exchange, trading of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

On May 24, 2019, we received written notice from the staff (the “Staff”) of the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price for our Common Stock, par value $0.0001 per share, had closed below $1.00 per share for the previous 30 consecutive business days (the “Minimum Bid Price Requirement”). Further, as previously disclosed on its Current Report on Form 8-K, filed with the SEC on November 21, 2019, we received notice from Nasdaq indicating that, while the Company had not regained compliance with the Minimum Bid Price Requirement, the Staff had determined that we were eligible for an additional 180-day period, or until May 18, 2020, to regain compliance.

On April 17, 2020, we received notice from Nasdaq that the 180-day grace period to regain compliance with the Minimum Bid Price Requirement under applicable Nasdaq rules has been extended due to the global market impact caused by COVID-19. More specifically, Nasdaq has stated that the compliance periods for any company previously notified about non-compliance will be suspended effective April 16, 2020, through June 30, 2020. On July 1, 2020, companies would receive the balance of any pending compliance period exception to come back into compliance with the applicable Minimum Bid Price Requirement. As a result of this extension, we now have until August 3, 2020, to regain compliance with the Minimum Bid Price Requirement which requires that the closing bid price of our Common Stock on Nasdaq be $1.00 per share or higher for at least 10 consecutive trading days prior to that date.

We have requested a hearing, which has been set for September 10, 2020. At that hearing, we will provide the panel with a plan for compliance while requesting additional time to effect compliance with the minimum bid requirement either organically or by securing authorization for a reverse stock split. Although we received authorization at the 2019 annual meeting for a reverse stock split, the authorization expired on May 18, 2020, during the midst of the COVID pandemic and we believed that it was not in our shareholders’ best interests to implement such reverse during the period of extreme volatility and uncertainty, particularly inasmuch as Nasdaq had provided an extension to comply. The Company anticipates holding an annual meeting in early October 2020 to re-obtain the authorization for a reverse stock split. There can be no assurances that we will be granted additional time to achieve compliance at the Nasdaq hearing, or even if we are given additional time to comply that we will be able to obtain stockholder approval. If the hearing panel does not provide additional time to regain compliance, or if we fail to obtain stockholder approval, our Common Stock will be subject to delisting.

In the event that we are delisted from Nasdaq, our Common Stock may lose liquidity, increase volatility, and lose market maker support. If we are unable to maintain compliance with these Nasdaq requirements, our Common Stock will be delisted from Nasdaq, which may negatively impact the value of our securities.

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

Nxt-ID, Inc.

Date: August 14, 2020	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer and Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith.