Form 10-K
period 2020-12-31
Nxt-ID, Inc.
filed 2021-04-15
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2020, the last business day of the second fiscal quarter, was approximately $14,258,634 based on a total number of shares of our common stock outstanding on that day of 30,496,474 and a closing price of $0.504. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 53,311,898 shares of its common stock outstanding as of April 14, 2021.

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

ii

PART I

Item 1. Business

Nxt-ID provides technology products and services for healthcare applications. We have extensive experience in access control, biometric and behavior-metric identity verification, security and privacy, encryption and data protection, payments, miniaturization, and sensor technologies and healthcare applications.

During the year ended December 31, 2020, our wholly-owned subsidiary LogicMark, LLC (“LogicMark”) operated in the mobile market: LogicMark is a manufacturer and distributor of non-monitored and monitored personal emergency response systems (“PERS”) that are sold through dealers, distributors and the United States Department of Veterans Affairs (the “VA”).

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

Global PERS Market Growth

Source: Kenneth Research 2020

The PERS market is divided into three (3) device segments: landline-based PERS, mobile PERS, and standalone devices. The global PERS market is projected to grow at a compound annual growth rate (“CAGR”) of 5.8% to $4.5 billion in 2028, benefiting from strong demographic tailwinds. As landline usage continues to decrease, other technologies such as cellular and WiFi will be used for in-home systems. According to Kenneth Research, North America, Asia and Europe are the largest markets for PERS, accounting for approximately 37%, 31% and 24% of total sales, respectively, in 2028. According to Kenneth Research, improvements in healthcare infrastructure and emerging economies will fuel growth and significantly improve the relative market share of the rest of world regions.

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

Payments and Financial Technology

Overview

Between 2017 and 2019, we also conducted a payment credential management business through our former wholly-owned subsidiary, Fit-Pay, Inc. (“Fit Pay”). With the approval of our board of directors, and upon similar terms and conditions to those set forth in that loan agreement, we entered into a non-binding letter of intent for a potential sale of Fit Pay, excluding certain assets on August 6, 2019. In connection with the letter of intent, the purchaser advanced $500,000 of non-interest bearing working capital for Fit Pay. On September 9, 2019, we completed the sale of Fit Pay to Garmin International, Inc. for $3.32 million in cash. After the closing of the sale of our Fit Pay business, we terminated conducting any further business related to payment credential management.

Our Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We currently rely and will continue to rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. We have filed the following patent applications, nineteen of which have been awarded to date:

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

Filed August 1, 2016

Application Number 15/224,998

Patent Number 10,565,569

COMPONENTS FOR ENHANCING OR AUGMENTING WEARABLE ACCESSORIES BY ADDING ELECTRONICS THERETO

Filed September 2, 2015

Application Number 14/843,930

Patent Number 10,395,240

COMPONENTS FOR ENHANCING OR AUGMENTING WEARABLE ACCESSORIES BY ADDING ELECTRONICS THERETO

Filed August 22, 2019

Application Number 16/550,698

The Un-Password: Risk Aware End-to-end Multi-factor Authentication via Dynamic PairinG

Filed March 14, 2016

Application Number 15/068,834

Patent Number 10,015,154

The Un-Password: Risk Aware End-to-end Multi-factor Authentication via Dynamic PairinG

Filed July 2, 2018

Application Number 16/025,992

Patent Number 10,609,014

SYSTEM AND METHOD TO AUTHENTICATE ELECTRONICS USING ELECTRONIC-METRICS

Filed July 5, 2016

Application No. 15/202,553

Patent Number 10,419,428

SYSTEM AND METHOD TO AUTHENTICATE ELECTRONICS USING ELECTRONIC-METRICS

Filed September 15, 2019

Application No. 16/571,171

Patent Number 10,841,301

PREFERENCE DRIVEN ADVERTISING SYSTEM AND METHOD

Filed July 15, 2016

Application Number 15/212161

Patent Number 10,643,245

PREFERENCE DRIVEN ADVERTISING SYSTEM AND METHOD

Filed May 4, 2020

Application Number 16/687,487

AN EVENT DETECTOR FOR ISSUING A NOTIFICATION RESPONSIVE TO OCCURRENCE OF AN EVENT

Filed July 27, 2018

Application Number 16/048,181

METHOD AND SYSTEM TO IMPROVE ACCURACY OF FALL DETECTION USING MULTI-SENSOR FUSION

Filed December 17, 2018

Application Number 16/222,359

METHOD AND SYSTEM TO REDUCE INFRASTRUCTURE COSTS WITH SIMPLIFIED INDOOR LOCATION AND RELIABLE COMMUNICATIONS

Filed November 11, 2019

Application Number 16/679,494

WIRELESS CENTRALIZED EMERGENCY SERVICES SYSTEM

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

Application Number 2,900,180

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

Corporate Information

History

We were incorporated in the State of Delaware on February 8, 2012. We are a security technology company and we currently operate our business in one segment – hardware and software security systems and applications. We are engaged in the development of proprietary products and solutions that serve multiple end markets, including the security, healthcare, financial technology and the Internet of Things (“IoT”) markets. We evaluate the performance of our business on, among other things, profit and loss from operations. With extensive experience in access control, biometric and behavior-metric identity verification, security and privacy, encryption and data protection, payments, miniaturization, and sensor technologies, we develop and market solutions for payment, IoT and healthcare applications.

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

Employees

As of April 14, 2021, we had a total of 19 full-time employees, comprising 3 employees in product engineering, 2 employees in finance and administration, 10 employees in sales and customer service and 4 employees in product fulfillment. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, graphic designers, computer scientists, sales and marketing and senior management personnel. In addition, we have independent contractors whose services we are using on an as-needed basis to assist with the engineering and design of our products.

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

The Company incurred a net loss from operations of $2,864,984 for the year ended December 31, 2020. As of December 31, 2020, the Company had cash and stockholders’ equity of $4,387,416 and $9,159,209, respectively. At December 31, 2020, the Company had a working capital deficiency of $578,797. We cannot provide any assurance that we will be able to raise additional cash from equity financings, secure debt financing, and/or generate revenue from the sales of our products. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

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

Our business, financial condition and results of operations has been and may continue to be adversely affected by the coronavirus outbreak or other similar epidemics or adverse public health developments.

The pandemic resulting from the novel coronavirus disease 2019 (“COVID-19”) has caused many governments to implement quarantines and significant restrictions on travel, and to advise that people remain at home where possible and avoid crowds. This has led to many businesses shutting down or limiting operations as well as greater uncertainty in financial markets. To date, an economic downturn and other adverse impacts resulting from COVID-19 have resulted in our distributors and/or the VA significantly reducing orders for our products and being unable to pay us in accordance with the terms of already fulfilled orders. Continuing effects of COVID-19, or other similar epidemics or adverse public health developments, may, in all likelihood, extend these reduced product orders and continue the inability of our distributors and/or the VA to pay us for orders, for an undeterminable period of time. Delays and disruptions, such as difficulty obtaining components and temporary suspension of operations, have resulted in our existing inventory levels not being sufficient, and our business, financial condition and results of operations have been materially and adversely affected, as a result of a slowdown and suspension in our business. In the event that this slowdown and/or suspension carries on for a long period of time, this will, in all likelihood, continue to have a material adverse impact on our business. As a result of the current or future epidemics, we have been and may continue to be impacted by shutdowns, employee impacts from illness and other community response measures meant to prevent spread of the virus, all of which has and may continue to negatively impact our business, financial condition and results of operations. Further, if we are regularly unable to meet our obligations to deliver our products to distributors and/or the VA, they may decide to terminate or reduce their distribution arrangements with us and our business could be adversely affected. The extent to which COVID-19 will continue to impact our results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity of COVID-19 and the actions taken by governments and private businesses to attempt to contain the virus.

Our future success depends on the continued service of management, engineering and sales personnel and our ability to identify, hire and retain additional personnel.

Our success depends, to a significant extent, upon the efforts and abilities of members of senior management. We have not entered into employment agreements with most of the key employees of our LogicMark subsidiary, which we believe presents a greater risk of losing some of these key employees, than if we had employment agreements with them. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. There is intense competition for qualified employees in our industry, particularly for highly skilled design, applications, engineering and sales people. We may not be able to continue to attract and retain developers, managers, or other qualified personnel necessary for the development of our business or to replace qualified individuals who may leave us at any time in the future. Our anticipated growth is expected to place increased demands on our resources, and will likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management employees. If we lose the services of or fail to recruit engineers or other technical and management personnel, our business could be harmed.

Our business, financial condition and results of operations may be adversely affected if we are unsuccessful in our current litigation with the certain stockholders of Fit Pay and Giesecke+Devrient Mobile Security America, Inc. (“GDMSAI”).

On February 24, 2020, Michael J. Orlando, one of our former directors and our former Chief Operating Officer, as shareholder representative (the “Shareholder Representative”), and the other stockholders of Fit Pay (collectively, the “Fit Pay Shareholders”), filed a lawsuit in the United States District Court for the Southern District of New York against the Company, CrowdOut Capital, LLC, and Garmin International, Inc. (the “Complaint”). See Orlando v. Nxt-ID, Inc. No. 20-cv-1604 (S.D.N.Y.). The Complaint alleges that the Company has breached certain contractual obligations under a merger agreement, dated May 23, 2017, between Fit Pay and the Company, regarding certain future, contingent earnout payments allegedly that could be owed to the Fit Pay Shareholders from future revenues. The Complaint seeks unspecified monetary damages from the defendants. While we believe that these claims are without merit and we plan to vigorously defend the action, there is no assurance that we will be successful in such defense.  On May 12, 2020, the Company filed an answer and counterclaims alleging, among other things, fraud and breach of fiduciary duty of the Shareholder Representative as well as arguing that the Shareholder Representative should be estopped from pursuing these claims. The Company has moved for summary judgment to have the lawsuit dismissed. In March 2021, following our successful application to stay all discovery, the court granted CrowdOut’s and Garmin’s separate motions to dismiss. Orlando’s claim against the Company still remains and the Company’s motion for summary judgment is still pending.

In connection with the sale of Fit Pay, GDMSAI has identified a disagreement with the Company over calculation of dividends with respect to GDMSAI’s Series C Non-Convertible Voting Preferred Stock of the Company (the “Series C Preferred Stock”). On August 13, 2020, the Company was sued by GDMSAI seeking, among other things, $440,000 of dividends that it believes are owed to it pursuant to the terms of the Series C Preferred Stock. The Company believes that GDMSAI’s claims are not correct and plans to vigorously defend the action. The Company has moved to have the case removed from Delaware to New York, where the Company claims the forum clause requires the claims to be heard. The Company has opposed GDMSAI’s motion for summary judgment. In the event that we are unsuccessful in the defense of these actions, we could be required to pay the Fit Pay Shareholders and GDMSAI substantial damages which would, in all likelihood, have a material adverse effect on our business, financial condition and results of operations. In March 2021, a Delaware Chancery court rejected our argument that the Fit Pay merger agreement requires litigation solely in New York and thereafter granted GDMSAI summary judgment on the merits, holding that relevant dividend language required a perpetually paid dividend once the $50M threshold had been achieved. The Company plans to appeal. There are no assurances that our appeal will be successful and even if our appeal is successful that a New York court will agree with our interpretation of the manner in which dividends on the Series C Preferred are to be calculated.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2020, we have identified certain matters that constituted material weaknesses in our internal controls over financial reporting. See Item 9A of this Report for further discussion on our internal controls. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

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

Although recent trends point to continuing improvements, there is still lingering volatility and uncertainty. Recently there has been greater volatility in the financial markets as a result of uncertainty caused by the outbreak of COVID-19, which originated in China and continues to spread, including in the United States and Europe. A change or disruption in the global financial markets for any reason, including COVID-19 or other epidemics, may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products could decrease and differ materially from current expectations. Further, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us or possible insolvencies of our customers could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.

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

If we are unable to operate our business as contemplated by our business model or if the assumptions underlying our business model prove to be unfounded, we could fail to achieve our revenue and earnings goals within the time we have projected, or at all, which would have a detrimental effect on our business. As a result, the value of any investment in our Company could be significantly reduced or completely lost.

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

Because of volatility in the stock market in general, the market price of our common stock will also likely be volatile.

The stock market in general, and the market for stocks of healthcare technology companies in particular, has been highly volatile. As a result, the market price of our common stock is likely to be volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their shares of common stock or the loss of their entire investment for a number of reasons, including reasons unrelated to our operating performance or prospects. The market price of our common stock could be subject to wide fluctuations in response to a broad and diverse range of factors, including those described elsewhere in this Report, including this “Risk Factors” section, and the following:

●	recent price volatility and any known risks of investing in our common stock under these circumstances;

●	the market price of our common stock prior to the recent price volatility;

●	any recent change in financial condition or results of operations, such as in earnings, revenues or other measure of company value that is consistent with the recent change in the prices of our common stock; and

●	risk factors addressing the recent extreme volatility in stock price, the effects of a potential "short squeeze" due to a sudden increase in demand for our common stock as a result of current investor exuberance associated with technology-related stocks, to the extent that the Company expects to conduct additional offerings in the future to fund its operations or provide liquidity, the dilutive impact of those offerings on investors that purchase such shares in those offerings at a significantly higher price.

The market price of our common stock has recently been and is still likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares of common stock at or above the price at which you acquired them.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

●	variations in our revenues and operating expenses;

●	actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

●	market conditions in our industry, the industries of our customers and the economy as a whole;

●	actual or expected changes in our growth rates or our competitors’ growth rates;

●	developments in the financial markets and worldwide or regional economies;

●	announcements of innovations or new products or services by us or our competitors;

●	announcements by the government relating to regulations that govern our industry;

●	sales of our common stock or other securities by us or in the open market;

●	changes in the market valuations of other comparable companies; and

●	other events or factors, many of which are beyond our control, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of COVID-19, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

In addition, if the market for technology and/or healthcare stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or operating results. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our common stock. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results and financial condition.

We may acquire other technologies or finance strategic alliances by issuing our equity or equity-linked securities, which may result in additional dilution to our stockholders.

If we are not able to comply with the applicable continued listing requirements or standards of the Nasdaq Capital Market, our common stock could be delisted from such exchange.

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to remain in compliance with the Nasdaq Stock Market LLC’s (“Nasdaq”) listing standards or if we do later fail to comply and subsequently regain compliance with Nasdaq’s listing standards, that will be able to continue to comply with the applicable listing standards. If we are unable to maintain compliance with these Nasdaq requirements, our common stock will be delisted from the Nasdaq Capital Market.

Until recently, we had not been in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for the continued listing of our shares of common stock on the Nasdaq Capital Market. We received a letter from Nasdaq, dated January 4, 2021 (the “Nasdaq Letter”), notifying us that we had regained compliance with the Minimum Bid Price Requirement, as a result of the closing bid price of our common stock having closed above $1.00 per share for at least ten consecutive trading days prior to February 1, 2021, and also imposing certain obligations on us during a monitoring period until July 5, 2021. In the event that we fail to comply with the obligations imposed on us in the Nasdaq Letter, our shares of common stock will be delisted from the Nasdaq Capital Market.

In the event that our common stock is delisted from the Nasdaq Capital Market, as a result of our failure to comply with any of the obligations imposed on us in the Nasdaq Letter, or due to our failure to continue to comply with any other requirement for continued listing on the Nasdaq Capital Market, and is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

In the event that our common stock is delisted from the Nasdaq Capital Market, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the Nasdaq Capital Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of common stock have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.

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

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Properties

Our principal executive offices are located in Oxford, Connecticut. On September 12, 2014, the Company entered into a lease agreement for this office space. The lease term commenced on October 1, 2014 and the original lease term was for two (2) years. The Company is currently leasing this office space on a month-to-month basis with a monthly rent of $1,925.

On October 16, 2013, the Company entered into a lease agreement for office space in Palm Bay, Florida. The term of the lease commenced on May 1, 2014 and was for three (3) years with a monthly rent of $1,250 in the first year, increasing 3% annually thereafter. The Company is currently leasing this office space on a month-to-month basis with a monthly rent of $1,987.

As a result of the LogicMark acquisition on July 25, 2016, we assumed two (2) facility leases. One of the leases was for office space located in Plymouth, Minnesota with a monthly rent of $1,170. This lease agreement expired in February 2018. In addition, LogicMark subleased office and warehouse space located in Louisville, Kentucky. The subleasing agreement expired on August 31, 2017. On June 6, 2017, we entered into a new three-year lease agreement for the same office and warehouse space located in Louisville, Kentucky and this lease agreement expired in August 2020. On June 15, 2020, we entered into a new five-year and two-month lease agreement for a different office and warehouse space located in Louisville, Kentucky. The current monthly rent for the space is $6,000 and this lease agreement expires in August 2025. In addition, LogicMark also entered into a subleasing agreement for 2,000 square feet of warehouse space in the new leased facility. LogicMark will receive $1,000 per month for this space and the subleasing agreement expires on December 31, 2021.

Item 3. Legal Proceedings

On February 24, 2020, Michael J. Orlando, as shareholder representative (the “Shareholder Representative”), and the other stockholders of Fit Pay, Inc. (collectively, the “Fit Pay Shareholders”), filed a lawsuit in the United States District Court for the Southern District of New York against the Company, CrowdOut Capital, LLC, and Garmin International, Inc. (the “Complaint”). See Orlando v. Nxt-ID, Inc. No. 20-cv-1604 (S.D.N.Y.). The Complaint alleges that the Company has breached certain contractual obligations under a merger agreement, dated May 23, 2017, between Fit Pay, Inc. and the Company, regarding certain future, contingent earnout payments allegedly that could be owed to the Fit Pay Shareholders from future revenues. The Complaint seeks unspecified monetary damages from the defendants. The Company believes that these claims are without merit and plans to vigorously defend the action.  On May 12, 2020, the Company filed an answer and counterclaims alleging, among other things, fraud and breach of fiduciary duty of the Shareholder Representative as well as arguing that the Shareholder Representative should be estopped from pursuing these claims. The Company has moved for summary judgment to have the lawsuit dismissed. In March 2021, following our successful application to stay all discovery, the court granted CrowdOut’s and Garmin’s separate motions to dismiss. Orlando’s claim against the Company still remains and the Company’s motion for summary judgment is still pending.

In connection with the sale of Fit-Pay, GDMSAI has identified a disagreement with the Company over calculation of dividends with respect to the Series C Preferred Stock. On August 13, 2020, the Company was sued by GDMSAI seeking, among other things, $440,000 of dividends that it believes are owed to it pursuant to the terms of the Series C. The Company believes that GDMSAI’s claims are not correct and plans to vigorously defend the action. The Company has moved to have the case removed from Delaware to New York, where the Company claims the forum clause requires the claims to be heard. The Company has opposed GDMSAI’s motion for summary judgment.   In March 2021, a Delaware Chancery court rejected our argument that the Fit Pay merger agreement requires litigation solely in New York and thereafter granted GDMSAI summary judgment on the merits, holding that relevant dividend language required a perpetually paid dividend once the $50M threshold had been achieved. The Company plans to appeal. There are no assurances that our appeal will be successful and even if our appeal is successful that a New York court will agree with our interpretation of the manner in which dividends on the Series C Preferred are to be calculated. The Company is not yet able to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss beyond the amount stated in the action.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “NXTD.”

Holders

As of April 14, 2021, there were approximately 84 holders of record of our common stock. This number does not include shares of common stock held by brokerage clearing houses, depositories or others in unregistered form.

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

On December 16, 2020, the Company entered into a securities purchase agreement (the “December Purchase Agreement”) with two (2) accredited investors (the “December Investors”) providing for an aggregate investment of $2,000,000 by the Investors for the issuance by the Company to them of (i) 1,515,151 shares of Series D Convertible Preferred Stock, par value $0.0001 per share, of the Company (the “Series D Preferred Stock”) convertible into an aggregate of up to 3,030,303 shares of Common Stock that are issuable from time to time upon conversion of such shares of Series D Preferred Stock (the “Conversion Shares”); (ii) warrants, with a term of five (5) years exercisable immediately upon issuance, to purchase an aggregate of up to 1,000,000 shares of Common Stock (the “December Registered Warrant Shares”) at an exercise price of $0.49 per share, subject to customary adjustments thereunder (the “December Registered Warrants”); and (iii) warrants, with a term of five and one-half (5.5) years first exercisable six (6) months after issuance, to purchase an aggregate of up to 5,060,606 shares of Common Stock (the “December Unregistered Warrant Shares” and collectively with the December Registered Warrant Shares, the “December Warrant Shares”) at an exercise price of $0.49 per share, subject to customary adjustments thereunder (the “December Unregistered Warrants” and collectively with the December Registered Warrants, the “December Warrants”). Pursuant to the December Purchase Agreement, the December Unregistered Warrants and the December Unregistered Warrant Shares were issued to the December Investors in a concurrent private placement transaction pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

With respect to the availability of an exemption from registration, relating to the sale of (i) the Unregistered Warrants and the Unregistered Warrant Shares in the July Registered Direct Offering and (ii) the December Unregistered Warrants and the December Unregistered Warrant Shares, we made these determinations based on the representations of each investor which included, in pertinent part, that each such investor was either (a) an “accredited investor” within the meaning of Rule 501 of Regulation D or (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act and upon such further representations from each investor that (i) such investor acquired the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) such investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) such investor had knowledge and experience in financial and business matters such that he, she or it was capable of evaluating the merits and risks of an investment in us, (iv) such investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) such investor had no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon these exemptions.

Item 6. [Reserved]

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments of the Company

Partial Waiver of PPP Loan

On March 19, 2021, the Company received notification from the SBA that LogicMark’s obligation to repay its PPP loan in the amount of $301,460 plus accrued interest has been waived. The Company has also submitted a waiver application regarding its PPP Loan balance of $45,000; however the Company has not yet received notification from the SBA that its obligation to repay has been waived.

Second Amendment to Credit Agreement

On February 8, 2021, the Company’s wholly-owned subsidiary, LogicMark, LLC (“LogicMark”), entered into a second amendment (the “Second Amendment”) to the senior Secured Credit Agreement, dated as of May 3, 2019, as amended (the “Credit Agreement”), with each financial institution from time to time party thereto as lender (the “Lenders”), and a senior secured lender, as administrative agent and collateral agent for the Lenders (the “Agent”). Pursuant to the Second Amendment, LogicMark made a $5,000,000 voluntary prepayment (the “Prepayment”) on its $16,500,000 aggregate principal amount term loan originally made by the Lenders to LogicMark pursuant to the Credit Agreement (the “Term Loan”) and the Agent agreed to accept (i) LogicMark’s payment of a prepayment premium in the amount of $125,000, which is equal to 2.5% of the Prepayment, rather than 5% of the Prepayment as required by the Credit Agreement, and (ii) an extension of the maturity date of the Term Loan to May 22, 2023. As a result of the Prepayment, LogicMark’s resulting loan balance on the Term Loan is approximately $5,752,127.

December 2020 and February 2021 Registered Direct Offerings; Elimination of Series D Preferred Stock

On December 18, 2020, pursuant to the December Purchase Agreement, we closed the December Offering of 1,515,151 shares of Series D Preferred Stock, the December Registered Direct Warrants and unregistered common stock purchase warrants of the Company exercisable for up to an aggregate of 5,060,606 shares of Common Stock, including the December Warrant, on December 18, 2020. The Company received gross proceeds of approximately $2,000,000, before deducting offering expenses, and is using the net proceeds from the December Offering to fund further production and distribution of the Company’s new 4G product, finalize testing and the initial production run of the Company’s new WiFi Notify product, restructure the Company’s website to promote direct to consumer sales of its products, and for working capital and other general corporate purposes. In addition, investors subsequently converted all of their shares of Series D Preferred Stock into an aggregate of 3,030,303 shares of Common Stock and no shares of Series D Preferred Stock were issued and outstanding as a result of such conversion. As previously disclosed on our Current Report on Form 8-K, filed with the SEC on February 3, 2021, the Company filed a certificate with the Secretary of State of the State of Delaware on February 1, 2021 eliminating and canceling all designations, rights, preferences and limitations of the Series D Preferred Stock, and all shares of Series D Preferred Stock resumed the status of authorized but unissued shares of preferred stock of the Company.

On February 3, 2021, pursuant to the January Purchase Agreement, we closed the February Offering of 1,476,016 shares of Series E Preferred Stock, the February Registered Direct Warrants and the February Warrants on February 2, 2021. The Company received gross proceeds of approximately $4,000,000, before deducting offering expenses, and intends to use the net proceeds from the February Offering for working capital and liability reduction purposes. As of the date of this Report, all shares of Series E Preferred Stock issued in connection with the February Offering have been converted into an aggregate of 2,952,032 shares of Common Stock.

Warrant Exercise Agreement

On January 8, 2021, we entered into a Warrant Amendment and Exercise Agreement (the “Amendment Agreement”) with one of the investors which holds a common stock purchase warrant, dated April 4, 2019, previously issued by the Company to such investor exercisable for up to 2,469,136 shares of Common Stock (the “Original Warrant”). In consideration for each exercise of the Original Warrant that occurs within 45 calendar days of the date of the Amendment Agreement, in addition to the issuance of the shares of Common Stock issued to such investor upon such exercise, the Company agreed to deliver to such investor a new common stock purchase warrant exercisable for up to the number of shares of Common Stock that such investor would receive upon exercise of the Original Warrant (the “New Warrant”), which New Warrant would have an exercise price of $1.525 per share, which is equal to the average closing price of the Common Stock on the Nasdaq Capital Market for the five trading days immediately preceding the date of the Amendment Agreement. The Amendment Agreement contains customary representations, warranties and covenants by each of the Company and such investor.

Pursuant to the Amendment Agreement, as a result of such investor’s full exercise of the Original Warrant for 2,469,136 shares of Common Stock, we issued such investor a New Warrant exercisable for up to 2,469,136 shares of Common Stock at $1.525 per share. The New Warrant is exercisable at any time until the original expiration date of the Original Warrant, which is April 4, 2024. The exercise price and number of shares issuable upon exercise of the New Warrant are subject to traditional adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances. The New Warrant is required to be exercised for cash; however, if during the term of the New Warrant there is not an effective registration statement under the Securities Act covering the resale of the shares of Common Stock issuable upon exercise of the New Warrant, then the New Warrant may be exercised on a cashless (net exercise) basis pursuant to the formula provided in the New Warrant. The Company intends to use the proceeds of such investor’s exercise of the Original Warrant for product development, working capital and liability reduction purposes.

Regaining Compliance with Nasdaq Listing Requirements

As previously disclosed on our Current Report on Form 8-K, filed with the SEC on May 24, 2019, we received written notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of our Common Stock had closed below $1.00 per share for the previous 30 consecutive business days (the “Minimum Bid Price Requirement”) and had 180 calendar days from the date therein to regain compliance, which was extended due to the global market impact caused by COVID-19 to August 3, 2020. We subsequently received a further extension from Nasdaq requiring us to evidence a closing bid price of our Common Stock above $1.00 per share for at least ten consecutive trading days by February 1, 2021.

As previously disclosed on our Current Report on Form 8-K, filed with the SEC on January 5, 2021, as a result of the closing bid price of our Common Stock having closed above $1.00 per share for at least ten consecutive trading days prior to February 1, 2021, we received a letter from Nasdaq Stock, dated January 4, 2021 (the “Nasdaq Letter”), confirming that we have regained compliance with the Minimum Bid Price Requirement and are in compliance with other applicable requirements as required for listing on Nasdaq and this matter has closed. Pursuant to the Nasdaq Letter, Nasdaq’s Hearing’s Panel (the “Panel”) has imposed a monitoring period on us until July 5, 2021 (the “Monitoring Period”), pursuant to which we are required to notify the Panel in writing in the event that the closing bid price of our Common Stock falls below $1.00 on any trading day, and in the event we are not in compliance with any other applicable listing requirement. In the event that the closing bid price of our Common Stock is under $1.00 for 30 consecutive trading days at any point during the Monitoring Period, the Panel will notify us that it will conduct a hearing with regards to such deficiency, after which we will have the opportunity to respond to the Panel. Our shares of Common Stock may, thereafter, be delisted from the Nasdaq Capital Market.

There can be no assurance that we will be able to comply with all of the obligations placed on us pursuant to the Nasdaq Letter or that even if we do that we will be able to continue to comply with Nasdaq’s listing standards in the future, including the Minimum Bid Price Requirement, and if we fail to achieve compliance with all applicable Nasdaq listing requirements, our Common Stock may be delisted from the Nasdaq Capital Market.

Results of Operations

Year ended December 31, 2020 compared with the year ended December 31, 2019.

Revenue. Our revenues for the year ended December 31, 2020 were $11,442,803, compared to $17,137,301 for the year ended December 31, 2019. The decrease in our revenues the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily attributable to LogicMark’s decreased sales volume resulting primarily from the COVID-19 pandemic.

Cost of Revenue and Gross Profit. Our gross profit for the year ended December 31, 2020 was $8,200,729, compared to a gross profit of $12,768,806 for the year ended December 31, 2019. The decrease in our gross profit for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily attributable to LogicMark’s decreased sales volume resulting primarily from the COVID-19 pandemic.

Operating Expenses. Operating expenses for the year ended December 31, 2020 totaled $8,786,807 and consisted of research and development expenses of $1,108,934, selling and marketing expenses of $2,396,922 and general and administrative expenses of $5,280,951. For the year ended December 31, 2020, the research and development expenses related primarily to salaries and consulting services of $988,214. Selling and marketing expenses consisted primarily of salaries and consulting services of $489,106, amortization of intangibles of $761,815, freight charges of $524,481, merchant processing fees of $242,185, and sales commissions of $237,378. General and administrative expenses for the year ended December 31, 2020 consisted of salaries and consulting services of $848,340, accrued management and employee incentives of $200,000, other public company expenses of $644,013 and legal, audit and accounting fees of $2,020,823. Also included is $320,000 in cash and non-cash stock compensation to board members.

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

Our operating expenses for the year ended December 31, 2020 were approximately $1,400,000 lower as compared to our operating expenses for the year ended December 31, 2019. The lower operating expenses for the year ended December 31, 2020 versus the year ended December 31, 2019 is primarily attributable to the significant cost reductions and cost containment efforts implemented by the Company in 2019 and 2020. Excluding the significant legal fees and other public company expenses that we incurred in 2020 as a result of the two pending lawsuits and our proxy solicitation efforts; our operating expenses for the year ended December 31, 2020 would have been lower by approximately by $3,000,000 as compared to the year ended December 31, 2019.

Operating (Loss) Profit. The operating loss for the year ended December 31, 2020 was $586,078, compared with an operating profit for the year ended December 31, 2019 of $2,577,791. The significant unfavorable change in operating profit for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily attributable to the lower gross profit resulting primarily from LogicMark’s decreased sales volume resulting from the COVID-19 pandemic offset in part by lower operating expenses attributable to the significant cost reductions and cost containment efforts in 2020 as compared to 2019.

Provision for Income Taxes: The provision for income taxes for the year ended December 31, 2020 totaled a tax expense of $24,886, or (0.88)% of the loss before income taxes, which differed from the tax benefit at the 21% statutory rate of $596,421 primarily due to changes in the valuation allowance. The provision for income taxes for the year ended December 31, 2019 totaled a tax benefit of $332,571, or 12.31% of the loss before income taxes, which differed from the tax benefit at the 21% statutory rate of $567,208 primarily due to state income taxes and book to tax differences on the loss on sale of Fit Pay, offset by changes in the valuation allowance.

Loss from Operations. The net loss from operations for the year ended December 31, 2020 was $2,864,984, compared to $2,368,418 for the year ended December 31, 2019. The net loss from operations for the year ended December 31, 2020 was primarily attributable to an operating loss of $586,078, interest expense of $2,254,020 and income tax expense of $24,886.

Liquidity and Capital Resources

Sources of Liquidity

We generated an operating loss of $586,078 and a net loss from operations of $2,864,984 for the year ended December 31, 2020. As of December 31, 2020, we had cash and stockholders’ equity of $4,387,416 and $9,159,209, respectively. At December 31, 2020, our operations had a working capital deficiency of $578,797. During the year ended December 31, 2020, the Company received net proceeds of $5,144,387 from the issuance of common stock and warrants, the issuance of Series D Preferred Stock and warrants and the exercise of common stock purchase warrants.

In addition, we also further reduced our operating expenses by approximately $1.4 million on an annual basis. These additional cost reduction efforts will significantly enhance our cash flow as we move forward into 2021.

Given our cash position at December 31, 2020 and our projected cash flow from operations, we believe that we will have sufficient capital to sustain operations for a period of one year following the date of this filing. We may also raise funds through equity or debt offerings to accelerate the execution of our long-term strategic plan to develop and commercialize our core products and to fulfill our product development commitments.

As of December 31, 2020, the Company had cash of $4,387,416.

Cash Flows

Cash and Working Capital

We have incurred net losses from operations of $2,864,984 and $2,368,418 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had cash and stockholders’ equity of $4,387,416 and $9,159,209, respectively. At December 31, 2020, the Company’s operations had a working capital deficiency of $578,797. During the year ended December 31, 2020, the Company received net proceeds of $5,144,387 from the issuance of common stock and warrants, the issuance of Series D Preferred Stock and warrants and the exercise of common stock purchase warrants.

Cash (Used in) Provided by Operating Activities

Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the year ended December 31, 2020, net cash used in operating activities amounted to $412,959, which comprised a net loss of $2,864,984, positive adjustments to reconcile net loss to net cash used in operating activities of $1,643,323 and changes in operating assets and liabilities of positive $808,702. During the year ended December 31, 2019, net cash provided by operating activities amounted to $2,240,122, which comprised a net loss of $2,368,418, positive adjustments to reconcile net loss to net cash used in operating activities of $4,210,738 and changes in operating assets and liabilities of positive $397,802.

Cash Provided by Investing Activities

During the year ended December 31, 2020, we did not have net cash used in investing activities. During the year ended December 31, 2019, net cash provided by investing activities amounted to $2,750,314 and was primarily related to the net proceeds received from the sale of our discontinued operations of $2,955,170 which was offset in part by earnout payments to certain shareholders of Fit Pay totaling $181,065 and the purchase of equipment of $23,791.

Cash Provided by (Used in) Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities totaled $3,213,125 and was related to proceeds received in connection with the issuance of common stock and warrants of $1,864,528, proceeds received in connection with the issuance of Series D Preferred Stock of $2,000,000, proceeds received from the exercise of common stock purchase warrants of $1,279,859 and loan proceeds of $346,390 received under the PPP under the CARES Act. The total proceeds received was partially offset by our term loan repayments of $2,212,500 and fees paid in connection with equity offerings totaling $65,152. During the year ended December 31, 2019, net cash used in financing activities totaled $2,001,429 and was primarily related to the pay down of $16,000,000 in term loan facility with Sagard Holdings Manager, LP, pay downs in both the short and long-term debt totaling $638,881, scheduled term loan repayments of $1,203,125 and fees paid in connection with equity offerings totaling $55,546. In addition, we also prepaid $1,988,498 of the term loan facility with a portion of the net proceeds received from the sale of our discontinued operations. These financing disbursements were funded in part with net proceeds received of $1,299,042 from the sale of stock from our January 2019 at-the-market offering, $1,915,000 from the sale of stock in connection with a registered direct public offering and $14,670,579 in net proceeds received from the refinancing with CrowdOut Capital, which closed on May 3, 2019.

Potential Impacts of COVID-19 on Our Business and Operations

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the period April 1, 2020 through December 31, 2020, we have observed decreases in demand from certain customers, primarily our VA hospitals.

Given the fact our products are sold through a variety of distribution channels, including through hospitals, we expect our sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although we observed significant declines in demand for our products from certain customers during the nine months ended December 31, 2020, we believe that COVID-19 had a significant impact on the demand for our products. We also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

In light of broader macro-economic risks and already known impacts on certain industries that use our products and services, we have taken and are taking targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this Report. We do not expect there to be material changes to our assets on our balance sheet or our ability to timely account for those assets. Further, in connection with the preparation of this Report and the financial statements contained herein, we reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and have determined there to be no material impact at this time. We have also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business-related items.

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

On each of May 6 and May 8, 2020, we and LogicMark, LLC, our wholly-owned subsidiary, received loans (the “Loans”) from Bank of America, NA in the aggregate amount of $346,390, pursuant to the PPP under the CARES Act. Under the terms of the PPP, PPP loans and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. As of December 31, 2020, we have used the entirety of the loan proceeds for purposes consistent with the PPP and have not taken any actions that we believe will reduce the amount eligible for forgiveness. As such, the Company believes that the entire amount of the PPP loans will be eligible for forgiveness. However, to the extent any portion of the loan is determined to be ineligible for forgiveness, such unforgiven portion of the loan is payable over 2-5 years at an interest rate of 1%, with a deferral of payments for the first six months.

Our revenue for the three months ended December 31, 2020 declined significantly year over year due to the conditions noted. In April 2020, we implemented a COVID-19 mitigation plan designed to further reduce our operating expenses. Actions taken to date include work hour and salary reductions for senior management. These cost reductions are in addition to the significant restructuring actions we initiated in the fourth quarter of 2019. Based on our current cash position, our projected cash flow from operations and our cost reduction and cost containment efforts to date, we believe that we will have sufficient capital to sustain operations for a period of one year following the date of this filing. If business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on conditions in the U.S. During the year ended December 31, 2020, the impact of the COVID-19 pandemic significantly affected our results of operations as we experienced meaningful reductions in customer demand for our products and services. During the year ended December 31, 2020, the Company continued to identify and assess risks and modify operating plans following guidance from national, state and local governmental and health authorities. During the year ended December 31, 2020, although we continued to experience minimal supply chain disruption, customer demand was noticeably weaker. In addition, during the year ended December 31, 2020, we took several proactive measures to protect the Company’s balance sheet and strengthen its liquidity position, including: making additional cost reductions through executive wage rollbacks, discretionary spending reductions, corporate travel suspension, and service provider and other expense reductions as well as leveraging government work programs and tax deferrals and extensions to the extent they do not incur interest rate fees or penalties.

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

COVID-19 Considerations

The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of our employees and rethinking and reevaluating our operational and strategic plans to overcome the current challenges. In the year ended December 31, 2020, the COVID-19 pandemic had a material net impact on our consolidated operating results. In the future, the pandemic may cause continued or prolonged reduced demand for our products or services if, for example, the pandemic results in a recessionary economic environment to the markets that we serve; however since the products and services that we offer are essential to the daily lives of our current and future customers, we believe that over the long term, there will continue to be strong demand for our products and services as we rethink our distribution paradigm in the post-COVID-19 environment.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. For the twelve months ended December 31, 2020, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain as well as impact the purchasing decisions by some of our larger customers.

During 2020, the pandemic has not materially impacted the Company’s liquidity position as of such date, however, during the year ended December 31, 2020, we failed to generate operating cash flow as we had in the first quarter of 2020 prior to the COVID-19 pandemic. We currently expect to maintain access to the capital markets should the effects of the pandemic on our operations continue. We have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company conducts an annual impairment review of goodwill and indefinite-lived intangible assets each year, unless events occur which trigger the need for an interim impairment review. During the first quarter of 2020, the Company considered the economic impact of the COVID-19 pandemic; however because we were in the early stages of the pandemic, we elected not to undertake a formal review of our assets for impairment purposes.

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

Impact of Inflation

We believe that our business has not been affected to a significant degree by inflationary trends during the past three (3) years. However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets. We have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during 2021. As such, we do not believe that inflation will have a significant impact on our business during 2021.

Financings

December 2020 Offerings

On December 18, 2020, the Company closed a registered direct offering pursuant to which the Company issued (i) an aggregate of 1,515,151 shares of Series D Preferred Stock, convertible into an aggregate of up to 3,030,303 shares of common stock, (ii) common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $0.49 per share, subject to customary adjustments thereunder, which were exercisable immediately upon issuance and have a term of five years, and (iii) common stock purchase warrants to purchase up to an aggregate of 5,060,606 shares of common stock at an exercise price of $0.49 per share with a term of five and one-half (5.5) years first exercisable six (6) months after issuance, subject to customary adjustments thereunder, for gross proceeds of $2,000,000, before deducting any offering expenses. The Company is using the net proceeds from this offering for working capital, new product initiatives and other general corporate purposes. On December 21, 2020, 1,515,152 shares of Series D Preferred Stock were converted into 3,030,304 shares of common stock.

Modification to the Secured Term Loan

On November 16, 2020, the Company and CrowdOut Capital LLC, as administrative agent, entered into the first amendment to the senior secured term loan. In connection with the first amendment, CrowdOut Capital LLC, as administrative agent, agreed to modify the financial ratios contained in the senior secured term retroactively and prospectively. Based on the senior secured term loan, as amended, the Company was in compliance with such covenants at December 31, 2020.

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

On July 28, 2020, the Company received proceeds of $7,350 in connection with the exercise of 734,965 pre-funded warrants to purchase common stock at an exercise price of $0.01 per share.

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

Revenue Recognition

The Company’s revenues consist of product sales to either end customers or to distributors. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payment terms are generally due net 30 days after delivery. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customers accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination. For the years ended December 31, 2020 and 2019, none of our sales were recognized over time.

Warranty Costs. The Company’s product is sold with a one-year warranty against defects in materials and workmanship under normal use. The Company accrues for the estimated costs associated with the one-year Wocket® warranty at the time revenue associated with the sale is recorded, and periodically updates its estimated warranty cost based on actual experience. Estimating warranty costs requires significant judgment. To date, warranty claims have been inconsequential and the Company estimates any such claims against sales made to date will be immaterial. Accordingly, no accrual for warranty costs has been recorded at December 31, 2020 and 2019.

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

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, notes to the consolidated financial statements and the respective reports of the Company’s independent registered accountants required to be filed in response to this Item 8 begin on page F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2020. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2020 were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as COSO. Management has not completed an evaluation under the criteria set forth in Internal Control-Integrated Framework, and as such our management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

During the closing procedures associated with its 2020 audit, management determined the cause of an employee theft event involving a non-material amount of money for the fiscal year ended December 31, 2020 was due to a material weakness in its controls and procedures, specifically as a result of the lack of segregation of duties due to the limited number of employees performing certain administrative functions. In order to remediate the material weakness and further strengthen the controls, management initiated or enhanced certain receivables handling procedures by strictly controlling access to incoming mail and physical checks received by the Company.

As of December 31, 2020, we have identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area, limited segregation of duties within our accounting and financial reporting functions, and have not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 COSO framework. Management has concluded that, during the period covered by this Report, our internal controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2020 covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions are as follows:

Name	Age	Position	Date First Elected or Appointed
Vincent S. Miceli	63	Chairman, Chief Executive Officer, Chief Financial Officer and Director	September 29, 2014
David Tunnell (1)	55	Vice President and Chief Technology Officer	June 25, 2012
Major General David R. Gust, USA, Ret	78	Director	June 25, 2012
Michael J. D’Almada-Remedios, PhD	58	Director	September 26, 2013
Daniel P. Sharkey	64	Director	June 23, 2014
Robert A. Curtis, Pharm.D.	66	Director	July 25, 2018

(1)	Mr. Tunnell’s employment with the Company, including his position as Vice President and Chief Technology Officer, was terminated effective as of April 12, 2021.

Vincent S. Miceli,  Chief Executive Officer, Chief Financial Officer, President and Director

Vincent S. Miceli, has served as President, Chief Executive Officer and a director of the Company since September 17, 2019, as a Vice President and Chief Financial Officer of the Company since September 29, 2014 and as Chairman of the Board since March 31, 2020. Mr. Miceli has over 30 years of experience in executive, financial and operational management for companies based primarily in the United States. Prior to joining the Company, Mr. Miceli was Vice-President and Chief Financial Officer/Treasurer of Panolam Industries International, Inc., a privately held company which primarily designs, manufactures, and distributes decorative and industrial laminates, from May 2006 to mid-December 2013. Prior to that, Mr. Miceli was the Chief Financial Officer and Corporate Controller of Opticare Health Systems, Inc., a company that provides integrated eye care services from 2004 to 2006. Prior to 2004, Mr. Miceli held senior accounting positions at Amphenol Corporation and United Technologies, Inc. Mr. Miceli holds a BS degree in accounting from Quinnipiac College, an MBA, with a concentration in Finance, from the University of Hartford and he is an affiliate member of both the AICPA and Connecticut Society of Certified Public Accountants.

Mr. Miceli brings a wealth of public company experience and knowledge of the business of the Company, having served as its Chief Financial Officer for the previous five years. He also brings an operator’s perspective to the Board, which is an important contribution.

Major General David R. Gust, USA, Director

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

General Gust brings to our board of directors valuable business expertise, particularly expertise in defense and homeland security market segments. Due to his significant experience as a director of publicly held companies and his substantial experience gained as a member of the US Armed Services. He has also served as an Outside Director on two other boards of directors. His contributions to the Company are due to his significant experience as a former CEO, Company President and director of publicly held companies and his substantial experience gained as a member of the US Armed Services.

Michael J. d’Almada-Remedios, PhD, Director

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

Dr. D’Almada-Remedios has served as the Chief Technology Officer at Onriva and Alinor Inc. travel and Fin Tech marketplaces since 2020. From 2018 to 2020 he was the President of On Demand iCars, Inc, and Limos.com, a leading global professional transportation network company. From 2014 to 2018 he was the Chief Executive Officer of Flye Inc., a Fin Tech and IoT subsidiary of World Ventures Holdings, LLC, where he was also the Chief Technology Officer. In 2014, Dr. D’Almada-Remedios was the Chief Technology Officer of Swarm-Mobile, a software company. Between January 2011 and September 2013, Dr. D’Almada-Remedios was the Chief Information Officer for Arbonne International, a billion-dollar global cosmetics company. From February 2009 to December 2010, he was a Vice-President at Expedia, Inc. and was responsible for all technologies, product development and technical operations for hotels.com. Prior to February 2009, Dr. D’Almada-Remedios was the Chief Technology Officer for Realtor.com and Shopping.com, a subsidiary of eBay, Inc. At eBay he was a member of the eBay Inc. Technology Board for eBay, PayPal and Skype.

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

Daniel P. Sharkey, Director

Daniel P. Sharkey has served as a director of the Company since June 23, 2014. Mr. Sharkey’s background includes 36 years of broad experience with finance and business development for technology companies. His key accomplishments in his prior engagements focused on expanding technology companies into new marketplaces and plotting and implementing successful, long-term growth strategies. Between 2007 and 2014, Mr. Sharkey was Executive Vice President of Business Development for ATMI, a publicly traded semiconductor company. Mr. Sharkey originally joined ATMI as Chief Financial Officer in 1990. ATMI was purchased by Entegris in 2014.

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

Robert A. Curtis, Pharm.D., Director

Robert A. Curtis, Pharm.D., has served as a director of the Company since July 25, 2018. Dr. Curtis is a 35-year veteran in the biosciences industry. Dr. Curtis currently serves as a consultant to emerging technology companies. He recently served as the Executive Chairman and Director of the Trudeau Institute in Saranac Lake, New York and prior to that position he was Chief Executive Officer (CEO) of the Regional Technology Development Corporation, a non-profit organization in Woods Hole, Massachusetts, where he was responsible for identifying and commercializing technology from the Marine Biological Laboratory and the Woods Hole Oceanographic Institute. Dr. Curtis has been a founder and CEO of several companies, including HistoRx, Inc., a tissue proteomics company, Cape Aquaculture Technologies, Inc. which developed enhanced non-genetically modified fish, Lion Pharmaceuticals/Phoenix Drug Discovery LLC, a novel business model to develop and commercialize university-based technology from some of the leading biomedical institutions in the world. He assisted in the founding of Environmental Operating Solutions, Inc., which applied denitrification technology to wastewater with the company being sold in 2017. He was a co-founder of and CEO of CombiChem, Inc., which was purchased by Dupont Pharmaceuticals, and served as founding President and CEO of MetaMorphix, Inc., a joint venture between Genetics Institute, Inc. and The Johns Hopkins School of Medicine. Prior to these entrepreneurial endeavors, Dr. Curtis held senior management positions at Pharmacopeia, Inc., Cambridge Neuroscience, Inc., and Pfizer, Inc. He also served as Assistant Professor of Pharmacy Practice at the University of Illinois Medical Center in Chicago. He currently serves on the board or as an advisor to a number of private entrepreneurial companies and has served as judge for the annual MIT $100K Business Plan Entrepreneurial Award. He is Chairman of Fundraising for the Falmouth Commodores of the Cape Cod Baseball League. Dr. Curtis holds a BS in Pharmacy from the Massachusetts College of Pharmacy, a Pharm.D. from the University of Missouri, and an MBA from Columbia University.

Dr. Curtis’ significant experience in the biosciences, healthcare, and technology sector as well as his operational background gives him the qualifications and skills necessary to serve as a director of our Company.

Board Committees

Our board of directors currently has the following committees:

Audit Committee – Daniel Sharkey*(1), Robert A. Curtis and David R. Gust

Compensation Committee – David R. Gust*, Daniel Sharkey, Robert A. Curtis

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

Our board of directors has determined that Mr. Sharkey is an Audit Committee Financial Expert as defined by the SEC rules and has the requisite financial sophistication as defined by Nasdaq rules and regulations.

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

Delinquent Section 16(a) Reports

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2020, we believe the following reports listed in the table below were required to be filed by such persons pursuant to Section 16(a) and were not filed on a timely basis:

Name	Form	Description
Daniel P. Sharkey	4	One (1) transaction was not reported on a timely basis (upon the acquisition of shares of common stock that were received as compensation for the reporting person’s service as a member of the Board of Directors).
Robert A. Curtis	4	One (1) transaction was not reported on a timely basis (upon the acquisition of shares of common stock that were received as compensation for the reporting person’s service as a member of the Board of Directors).
David R. Gust	4	One (1) transaction was not reported on a timely basis (upon the acquisition of shares of common stock that were received as compensation for the reporting person’s service as a member of the Board of Directors).
Michael J. D’Almada-Remedios	4	One (1) transaction was not reported on a timely basis (upon the acquisition of shares of common stock that were received as compensation for the reporting person’s service as a member of the Board of Directors).

Item 11. Executive Compensation.

Summary Compensation Table for Fiscal Years 2020 and 2019

The following table sets forth all plan and non-plan compensation for the last two completed fiscal years paid to all individuals who served as the Company’s principal executive officer or acted in a similar capacity and the Company’s two other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year, as required by Item 402(m)(2) of Regulation S-K of the Securities Act. We refer to all of these individuals collectively as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
Gino M. Pereira, (1)	2020	-	-	-	-	-	-	-	-
Chief Executive Officer	2019	345,968	40,000	100,000	-	-	-	25,682	511,650
Vincent S. Miceli	2020	365,000	50,000	75,000	-	-	-	33,767	523,767
Chief Financial Officer (2)	2019	329,391	30,000	75,000	-	-	-	30,190	464,581
Michael J. Orlando,	2020	-	-	-	-	-	-	-	-
Chief Operating Officer (3)	2019	242,083	-	-	-	-	-	-	242,083
Stanley E. Washington	2020	-	-	-	-	-	-	-	-
Chief Revenue Officer (4)	2019	104,167	-	-	-	-	-	-	104,167

(1)	Mr. Pereira resigned as an officer of the Company effective September 13, 2019.
(2)	Mr. Miceli was appointed President and Chief Executive Officer of the Company upon Mr. Pereira’s resignation.
(3)	Mr. Orlando resigned as an executive officer of the Company effective September 10, 2019.
(4)	Mr. Washington became an employee of the Company effective January 1, 2018 and he resigned as an officer of the Company effective May 31, 2019.
(5)	The 2018 stock awards for Mr. Pereira, Mr. Miceli and Mr. Orlando vest over a three (3) year period from the date of grant. The 2019 stock awards for Mr. Pereira and Mr. Miceli vest over a two (2) year period from the date of grant. The unvested portion of the 2018 and 2019 stock awards for Mr. Pereira and Mr. Orlando were forfeited effective with their respective departure dates.
(6)	Other compensation includes primarily employer-paid health insurance.

Employment Agreements

On January 8, 2021, we entered into an employment agreement (the “Employment Agreement”) with Vincent S. Miceli, our Chief Executive Officer and Chief Financial Officer, which became effective as of January 1, 2021 and continues through and until December 31, 2021 (the “Initial Term”). After the Initial Term, if Mr. Miceli has achieved the objectives for 2021 as reasonably set by the Board and Mr. Miceli, the term of the Employment Agreement automatically renews for an additional term through December 31, 2022, and any number of additional periods, upon terms mutually agreed to by us and Mr. Miceli (each a “Renewal Term”).

Pursuant to the Employment Agreement, Mr. Miceli will continue to receive an annual base salary of $365,000, and in the event that the employment term is extended for any Renewal Term(s), Mr. Miceli is eligible to receive a cash bonus in an amount and on such terms as determined by the Board in its sole discretion. The Employment Agreement also provides that Mr. Miceli will receive a grant of 400,000 shares of Common Stock under our 2013 Long-Term Stock Incentive Plan (“LTIP”) or our 2017 Stock Incentive Plan (“2017 SIP”).

The Employment Agreement contains standard terms relating to termination of employment for cause, good reason, as well as standard provisions relating to Mr. Miceli’s rights receive unpaid salary through the date of termination, unpaid expenses, and accrued but unused vacation time in accordance with Company policy and all other payment, benefits or fringe benefits to which Mr. Miceli shall be entitled under the terms of any applicable compensation arrangement or benefit, equity or fringe benefit plan program or grant in the Employment Agreement.

A brief description of the LTIP and the 2017 SIP is contained in Note 10 of the Notes to the Consolidated Financial Statements.

Outstanding Equity Awards at 2020 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by our named executive officers as of December 31, 2020. Each award to each named executive officer is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Gino Pereira (1)	-	-	-	-	-	-	$	-	$-
Vincent S. Miceli (2)	-	-	-	-	-	-	$	100,000	$160,000
Michael J. Orlando (3)	-	-	-	-	-	-	$	-	$-
Stanley E. Washington (4)	-	-	-	-	-	-	$	-	$-

(1)	Effective September 13, 2019, Mr. Pereira resigned as Chief Executive Officer and a director of the Company. Mr. Pereira’s unvested shares as of September 13, 2019 were forfeited upon his resignation.
(2)	The unvested stock awards will vest ratably in 2021 and 2022.
(3)	Effective September 10, 2019, Mr. Orlando resigned as Chief Operating Officer of the Company. Mr. Orlando’s unvested shares as of September 10, 2019 were forfeited upon his resignation.
(4)	All unvested stock awards vested prior to Mr. Washington’s resignation as on employee of the Company on May 31, 2019.

A brief description of the LTIP and the 2017 SIP, pursuant to which such awards were granted, is contained in Note 8 of the Notes to the Consolidated Financial Statements.

Director Compensation for Fiscal Year 2020

During 2020, each of our non-employee directors received $30,000 in cash and $40,000 in stock options for serving on our board of directors. Such compensation was paid in quarterly installments. The following table reflects all compensation awarded to and earned by the Company’s directors for the fiscal year ended December 31, 2020. The fourth and final installment of the cash portion of compensation for 2020 was paid to our directors on January 4, 2021.

Name	Fees Earned ($)	Stock Awards ($)	Stock Option Awards ($)(1)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
Major General David R. Gust, USA, Ret. (1)	40,000	-	40,000	-	-	-	80,000
Michael J. D’Almada-Remedios, PhD (2)	40,000	-	40,000	-	-	-	80,000
Daniel P. Sharkey (3)	40,000	-	40,000	-	-	414	80,414
Robert A. Curtis, Pharm.D. (4)	40,000	-	40,000	-	-	193	80,193

(1)	Mr. Gust received $40,000 in stock options to purchase 83,818 shares of common stock at an average price of approximately $0.48 per share.
(2)	Dr. D’Almada-Remedios received $40,000 in stock options to purchase 83,818 shares of common stock at an average price of approximately $0.48 per share.
(3)	Mr. Sharkey received $40,000 in stock options to purchase 83,818 shares of common stock at an average price of approximately $0.48 per share.
(4)	Dr. Curtis received $40,000 in stock options to purchase 83,818 shares of common stock at an average price of approximately $0.48 per share.
(5)	The Company reimbursed Mr. Sharkey and Dr. Curtis for travel-related expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of April 14, 2021 by (a) each person, or group of affiliated persons, who is known to us to own beneficially 5% or more of our outstanding equity securities; (b) each of our directors; (c) each of our named executive officers; and (d) all of our named executive officers and directors as a group. Except as otherwise indicated in the footnotes below, we believe, based on the information provided to us, that all persons listed below have sole voting power and investment power with respect to their shares of common stock or other equity securities that they beneficially own, subject to community property laws where applicable.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock or other equity securities of the Company that such person has the right to acquire within sixty (60) days of April 14, 2021. For purposes of computing the percentage of outstanding shares of our common stock or other equity securities of the Company held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of April 14, 2021 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares of common stock or other equity securities of the Company listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and executive officers is c/o Nxt-ID, Inc., 288 Christian Street, Hangar C 2nd Floor, Oxford, CT 06478.

	Shares Beneficially Owned				% Total
	Common Stock		Series C Preferred Stock		Voting
Name and Address of Beneficial Owner	Shares	% (1)	Shares	%	Power (2)
Non-Director or Officer 5% Stockholders:
Giesecke+Devrient Mobile Security America, Inc. (3)	584,795	1.93	2,000	100	1.93	(4)
Alpha Capital Anstalt (5)	4,682,510	8.78	—	—	4.39
Anson Investments Master Fund LP (6)	6,177,080	9.99	—	—

Directors and Executive Officers:

Vincent S. Miceli President, Chief Executive Officer, Chief Financial Officer and Director	577,517	1.08	—	—	1.08

David Tunnell (7) Chief Technology Officer	764,582	1.43	—	—	1.43

Major General David R. Gust, USA, Ret. Director (8)	350,341	*	—	—	*

Michael J. D’Almada-Remedios, PhD Director (9)	355,709	*	—	—	*

Daniel P. Sharkey Director (10)	345,329	*	—	—	*

Robert A. Curtis, Pharm.D. Director (11)	260,238	*	—	—	*

Directors and Executive Officers as a Group (6 persons)	2,653,716	4.95	—	—	4.95

*	Less than 1%

(1)	Based on 53,311,898 shares of common stock issued and outstanding as of April 14, 2021. Shares of common stock subject to options or warrants currently exercisable or exercisable within sixty (60) days are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Percentage of total voting power represents voting power with respect to all shares of our common stock and Series C Preferred Stock, which have the same voting rights as our shares of common stock. The holders of our shares of common stock and our Series C Preferred Stock are each entitled to one vote per share.

(3)	The address of Giesecke+Devrient Mobile Security America, Inc. (“G&D”) is 45925 Horseshoe Drive, Dulles, VA 20166.

(4)	G&D is the sole holder of our Series C Preferred Stock and thus has 100% of the voting power of our outstanding shares of Series C Preferred Stock, which have the same voting rights as our shares of common stock (one vote per share). G&D’s percentage of total voting power, which includes both our common stock and Series C Preferred Stock, is 1.93%.

(5)	Beneficial ownership includes 2,337,744 shares of Common Stock and additional warrants exercisable into 2,344,766 shares of Common Stock, which warrants are subject to, as applicable, certain beneficial ownership limitations, which provide that a holder of such warrants will not have the right to exercise any portion thereof if such holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of Common Stock outstanding immediately after giving effect to such exercise, provided that upon at least 61 days’ prior notice to us, such holder may increase or decrease such limitation up to a maximum of 9.99% of the number of shares of Common Stock outstanding. The principal business address of Alpha Capital Anstalt is c/o Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein.

(6)	Beneficial ownership includes warrants exercisable into 6,177,080 shares of Common Stock, which warrants are subject to, as applicable, certain beneficial ownership limitations, which provide that a holder of such warrants will not have the right to exercise any portion thereof if such holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of Common Stock outstanding immediately after giving effect to such exercise, provided that upon at least 61 days’ prior notice to us, such holder may increase or decrease such limitation up to a maximum of 9.99% of the number of shares of Common Stock outstanding. Anson Advisors Inc. (“AAI”) and Anson Funds Management LP (“AFM”, and together with AAI, “Anson”) are the co-investment advisers of Anson Investments Master Fund LP (“AIMF”). Anson holds voting and dispositive power over the securities held by AIMF. Bruce Winson is the managing member of Anson Management GP LLC, which is the general partner of AFM. Moez Kassam and Amin Nathoo are directors of AAI. Mr. Winson, Mr. Kassam and Mr. Nathoo each disclaim beneficial ownership of these securities except to the extent of their pecuniary interest therein. The principal business address of the AIMF is Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands.

(7)	Mr. Tunnell’s employment with the Company, including his position as Vice President and Chief Technology Officer, was terminated effective as of April 12, 2021.

(8)	Includes stock options to purchase 83,818 shares of Common Stock at an average exercise price of $0.48 per share.

(9)	Includes stock options to purchase 83,818 shares of Common Stock at an average exercise price of $0.48 per share.

(10)	Includes stock options to purchase 83,818 shares of Common Stock at an average exercise price of $0.48 per share.

(11)	Includes stock options to purchase 83,818 shares of Common Stock at an average exercise price of $0.48 per share.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2020

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	$-	1,201,715
Equity compensation plans approved by security holders (2)	-	-	4,061,997
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	5,263,712

(1)	Represents the shares of common stock authorized for issuance under the LTIP, which was approved by the Company’s stockholders on January 4, 2013. The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock options, stock awards, such as stock issued to our board of directors for serving on our board of directors, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first trading day of any fiscal year, or 1,201,715 shares of common stock for the fiscal year ending December 31, 2020.
(2)	Represents the shares of common stock authorized for issuance under the 2017 SIP, which was approved by the Company’s stockholders on August 24, 2017. The maximum aggregate number of shares of common stock that may be issued under the 2017 SIP (including shares underlying options) is limited to 10% of the shares of common stock outstanding on the first trading day of any fiscal year, or 4,061,997 shares of common stock for the fiscal year ending December 31, 2020.

(3)	As of January 1, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Except compensation arrangements, since  the past two fiscal years, there have been no transactions, whether directly or indirectly, between us and any of our officers, directors, beneficial owners of more than 5% of our outstanding Common Stock or their family members that exceeded the lesser of (i) $120,000 or (ii) one percent (1%) of the average of our total assets at year end.

Our Audit Committee considers and approves or disapproves any related person transaction as required by Nasdaq regulations. Our Audit Committee only approves those related party transactions that are on terms comparable to, or more beneficial to us than, those that could be obtained in arm’s length dealings with an unrelated third party.

Director Independence

As we are listed on the Nasdaq Capital Market, our determination of independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of Nasdaq (the “Nasdaq Rules”). Our board of directors affirmatively determined that Major General David R. Gust, Daniel P. Sharkey and Dr. Robert A. Curtis  are “independent” directors, as that term is defined in the Nasdaq Rules.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The Company engaged Marcum LLP as the Company’s independent registered public accounting firm. The aggregate audit fees billed for professional services rendered for the review of our condensed consolidated financial statements  for the first, second and third quarters ended March 31, 2020, June 30, 2020 and September 30, 2020, as  well as the fees to be billed for the audit of our annual consolidated financial statements for the year ended December 31, 2020, are expected to be approximately $165,000. The aggregate fees billed by Marcum LLP for 2019 audit services rendered, including the audit of our annual consolidated financial statements for the year ended December 31, 2019, the review of our 2019 interim condensed consolidated financial statements and professional services related to registration statements and proposed financing arrangements, were $234,145.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2020 and 2019.

Tax Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, Marcum LLP did not provide any professional services for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2020 and 2019.

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

The audited consolidated balance sheets of the Company as of December 31, 2020 and December 31, 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the respective report of Marcum LLP, an independent registered public accounting firm, are filed herewith.

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

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger by and among Nxt-ID, Inc., Fit Merger Sub, Inc., Fit Pay, Inc. and Michael Orlando (18)
3.1(i)	Certificate of Incorporation, as amended (1)
3.1(i)(a)	Certificate of Amendment to Certificate of Incorporation (14)
3.1(i)(b)	Certificate of Designations of Series A Convertible Preferred Stock (10)
3.1 (i)(c)	Amendment of Certificate of Designations of Series A Convertible Preferred Stock (12)
3.1(i)(d)	Second Certificate of Amendment of Designations of Series A Convertible Preferred Stock (13)
3.1(i)(e)	Certificate of Designations for Series B Convertible Preferred Stock (13)
3.1(i)(f)	Certificate of Designations for Series C Non-Convertible Preferred Stock (18)
3.1(i)(g)	Certificate of Designations for Series D Convertible Preferred Stock (28)
3.1(i)(h)	Amended and Restated Certificate of Designations for Series D Convertible Preferred Stock (28)
3.1(i)(i)	Form of Elimination of Amended and Restated Certificate of Designations for Series D Convertible Preferred Stock (29)
3.1(i)(j)	Certificate of Designations for Series E Convertible Preferred Stock (29)
3.1(ii)	By-laws (1)
4.1	Form of Warrant for January 2014 Offering (2)
4.2	Form of Agent Warrant for January 2014 Offering (2)
4.3	Form of Warrant for June 2014 and August 2014 Offerings (5)
4.4	Form of Warrant for September 2014 Offering (6)
4.5	Form of Underwriter Warrant for September 2014 Offering (6)
4.6	Form of Class A Warrant (7)
4.7	Form of Class B Warrant (7)
4.8	Form of Warrant for July 2015 Private Placement (8)
4.9	Form of Warrant for December 2015 Agreement with WorldVentures Holdings, LLC (9)
4.10	Form of Warrant for May 2016 Interest Purchase Agreement with LogicMark, LLC (11)
4.11	Form of Warrant for July 2016 Private Placement (13)
4.12	Form of Seller’s Note for July 2016 LogicMark, LLC Acquisition (13)
4.13	Form of Warrant for November 2016 Agreement with LogicMark, LLC (16)
4.14	Form of November 2016 Exchange Note (16)
4.15	Form of Pre-Funded Warrant for July 2017 Public Offering (19)
4.16	Form of Purchase Warrant for July 2017 Private Placement (19)
4.17	Form of July 2017 Exchange Note (20)
4.18	Form of Warrant for July 2017 Exchange (20)
4.19	Form of Warrant for November 2017 Private Placement (21)
4.20	Form of Warrant to Sagard Credit Partners, LP (24)
4.21	Form of September 2018 New Warrant (26)
4.22	Form of Warrant Amendment and Exercise Agreement (26)
4.23	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (27)
4.24	Form of Pre-Funded Warrant for July 2020 Private Placement (31)
4.25	Form of Registered Warrant for July 2020 Private Placement (31)
4.26	Form of Unregistered Warrant for July 2020 Private Placement (31)
4.27	Form of Registered Warrant for December 2020 Private Placement (28)
4.28	Form of Unregistered Warrant for December 2020 Private Placement (28)
4.29	Form of New Warrant (34)
4.30	Form of Series E Convertible Preferred Stock Certificate (29)
4.31	Form of Registered Warrant for February 2021 Private Placement (29)
4.32	Form of Unregistered Warrant for February 2021 Private Placement (29)
10.1†	2013 Long Term Incentive Plan (1)
10.2†	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.3†	2017 Stock Incentive Plan (25)
10.4†	Employment Agreement Between Nxt-ID and Gino Pereira (3)
10.5†	Employment Agreement Between Nxt-ID and Michael J. Orlando (23)
10.6	License Agreement between 3D-ID, LLC and Genex Technologies (1)
10.7	Purchase Agreement between 3D-ID, LLC and Nxt-ID, Inc. (1)

Exhibit No.	Description of Exhibit
10.8††	Manufacturing agreement with Identita Technologies, Inc., dated January 18, 2013 (4)
10.9	Form of Warrant Purchase Agreement for July 2015 Private Placement (8)
10.10	Form of Securities Purchase Agreement for December 2015 Agreement with WorldVentures Holdings, LLC (9)
10.11	Form of Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (11)
10.12	Form of First Amendment to Interest Purchase Agreement for May 2016 Agreement with LogicMark, LLC (12)
10.13	Form of Security Agreement for July 2016 Agreement with LogicMark, LLC (13)
10.14	Form of Loan and Security Agreement for July 2016 Agreement with ExWorks Capital Fund I, L.P. (13)
10.15	Form of Subordination Agreement for July 2016 Agreement with LogicMark, LLC (13)
10.16	Form of Securities Purchase Agreement for July 2016 Agreement with LogicMark, LLC (13)
10.17	Form of Registration Rights Agreement for July 2016 Agreement with LogicMark, LLC (13)
10.18	Form of Forbearance Agreement between Nxt-ID and LogicMark Investment Partners, LLC (15)
10.19	Form of Exchange Agreement for November 2016 Agreement with LogicMark, LLC (16)
10.20	Form of Intercreditor Agreement for November 2016 Agreement with LogicMark, LLC (16)
10.21	First Amendment to Forbearance Agreement for November 2016 Agreement with LogicMark, LLC (16)
10.22	Form of Letter Agreement with July 2016 Investors (17)
10.23	Form of Placement Agency Agreement for July 2017 Offering (19)
10.24	Form of Securities Purchase Agreement for July 2017 Offering (19)
10.25	Form of July 2017 Exchange Agreement (20)
10.26	Form of July 2017 Assignment and Assumption Agreement (20)
10.27	Form of Placement Agency Agreement for November 2017 Offering (21)
10.28	Form of Securities Purchase Agreement for November 2017 Offering (21)
10.29	Form of Placement Agency Agreement for December 2017 Offering (22)
10.30	Form of Securities Purchase Agreement for December 2017 Offering (22)
10.31	Senior Secured Credit Agreement, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.32	Security Agreement, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.33	Intellectual Property Security Agreement, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.34	Pledge Agreement, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.35	Guaranty, dated May 24, 2018, with Sagard Holdings Manager, LP (24)
10.36	Paycheck Protection Program Promissory Note and Agreement, dated May 1, 2020, by and between Bank of America, NA and LogicMark, LLC (30)
10.37	Paycheck Protection Program Promissory Note and Agreement, dated May 1, 2020, by and between Bank of America, NA and Nxt-ID, Inc. (30)
10.38	Form of Securities Purchase Agreement for July 2020 Offering (31)
10.39	LogicMark Senior Secured Credit Agreement, dated May 3, 2019, (32)
10.40	LogicMark, LLC Security Agreement, dated May 3, 2019 (32)
10.41	LogicMark, LLC Securities Pledge Agreement, dated May 3, 2019 (32)
10.42	LogicMark, LLC Intellectual Property Security Agreement, dated May 3, 2019 (32)
10.43	Guaranty, dated May 3, 2019 (32)
10.44	First Amendment to Senior Secured Credit Agreement, dated as of November 16, 2020 (33)
10.45	Form of Securities Purchase Agreement for December 2020 Offering (28)
10.46	Form of Warrant Amendment and Exercise Agreement, dated January 8, 2021 (34)
10.47†	Employment Agreement by and between the Company and Vincent S. Miceli, dated as of January 8, 2021 (35)
10.48	Form of Securities Purchase Agreement for February 2021 Offering (29)
10.49	Second Amendment to Senior Secured Credit Agreement, dated as of February 8, 2021 (36)
10.50*	Lease Agreement by and between LogicMark LLC and Moorman Properties, LLC
14.1	Code of Ethics (3)
21.1	List of Subsidiaries (27)
23.1*	Consent of Marcum LLP

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed or furnished herewith, as applicable.
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment has been received for schedules A, C, and D to the agreement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-184673) with the SEC on January 31, 2013.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 17, 2014.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on February 25, 2014.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-184673) with the SEC on March 25, 2013.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 5, 2014.
(6)	Filed as Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-197845) with the SEC on August 14, 2014.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 24, 2015.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 30, 2015.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 4, 2016.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 12, 2016.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 20, 2016.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 7, 2016.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 27, 2016.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 12, 2016.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 26, 2016.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 30, 2016.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on February 10, 2017.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 30, 2017.
(19)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 10, 2017.
(20)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 20, 2017.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 9, 2017.
(22)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on December 21, 2017.
(23)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 2, 2018.
(24)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 30, 2018.
(25)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-226116) with the SEC on July 10, 2018.
(26)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 20, 2018.
(27)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on March 30, 2020.
(28)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on December 18, 2020.
(29)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on February 1, 2021.
(30)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 12, 2020.
(31)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A with the SEC on July 13, 2020.
(32)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on May 15, 2019.
(33)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 16, 2020.
(34)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 8, 2021.
(35)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 14, 2021.
(36)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on February 8, 2021.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxt-ID, Inc.

Date: April 15, 2021	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2021	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: April 15, 2021	By:	/s/ Major General David R. Gust. USA, Ret.
Major General David R. Gust, USA, Ret.
Director

Date: April 15, 2021	By:	/s/ Michael J. D’Almada- Remedios, PhD
Michael J. D’Almada-Remedios, PhD Director

Date: April 15, 2021	By:	/s/ Daniel P. Sharkey
Daniel P. Sharkey
Director

Date: April 15, 2021	By:	/s/ Robert A. Curtis, Pharm D.
Robert A. Curtis, Pharm D.
Director

Nxt-ID, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Nxt-ID, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nxt-ID, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2016.

New York, NY

April 15, 2021

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
Assets
Current Assets
Cash	$4,387,416	$1,587,250
Restricted cash	150,130	150,130
Accounts receivable, net	133,719	38,526
Inventory, net	767,351	1,303,279
Prepaid expenses and other current assets	455,553	285,495
Total Current Assets	5,894,169	3,364,680

Property and equipment:
Equipment	183,044	183,044
Furniture and fixtures	98,839	98,839
Tooling and molds	644,462	644,462
	926,345	926,345
Accumulated depreciation	(897,137)	(831,290)
Property and equipment, net	29,208	95,055
Right-of-use assets	306,786	108,508
Goodwill	15,479,662	15,479,662
Other intangible assets, net of amortization of $3,366,105 and $2,604,290, respectively	5,238,462	6,000,277

Total Assets	$26,948,287	$25,048,182
Liabilities, Series C Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,748,814	$2,118,476
Accrued expenses	1,315,262	1,492,111
Short-term debt	346,390	-
Term loan facility - current	2,062,500	2,062,500
Total Current Liabilities	6,472,966	5,673,087

Term loan facility, net of debt discount of $137,855 and $244,070, respectively, and deferred debt issuance costs of $713,119 and $1,262,565, respectively	8,182,403	9,739,242
Other long-term liabilities	1,326,409	1,113,965
Total Liabilities	15,981,778	16,526,294

Commitments and Contingencies

Series C Preferred Stock
Series C Preferred Stock, par value $0.0001 per share: 2,000 shares designated; 2,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1,807,300	1,807,300

Stockholders’ Equity
Preferred Stock, par value $0.0001 per share: 10,000,000 shares authorized
Series A Preferred Stock, par value $0.0001 per share: 3,125,000 shares designated; 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	-
Series B Preferred Stock, par value $0.0001 per share: 4,500,000 shares designated; 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	-
Series D Preferred Stock, par value $0.0001 per share: 1,515,151 shares designated; 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	-
Common Stock, par value $0.0001 per share: 100,000,000 shares authorized; 40,619,974 and 30,048,854 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4,062	3,005
Additional paid-in capital	74,583,144	68,515,674
Accumulated deficit	(65,427,997)	(61,804,091)

Total Stockholders’ Equity	9,159,209	6,714,588

Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$26,948,287	$25,048,182

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
Revenues	$11,442,803	$17,137,301
Costs of goods sold	3,242,074	4,368,495

Gross Profit	8,200,729	12,768,806

Operating Expenses
General and administrative	5,280,951	5,703,162
Selling and marketing	2,396,922	3,279,317
Research and development	1,108,934	1,208,536

Total Operating Expenses	8,786,807	10,191,015

Operating (Loss) Income	(586,078)	2,577,791

Other Income and (Expense)
Interest expense	(2,254,020)	(3,020,012)
Change in fair value of contingent consideration	-	85,111
Loss on extinguishment of debt	-	(2,343,879)
Total Other Expense, Net	(2,254,020)	(5,278,780)

Loss before Income Taxes	(2,840,098)	(2,700,989)
Income Tax (Expense) Benefit	(24,886)	332,571

Loss from Continuing Operations	(2,864,984)	(2,368,418)
Discontinued Operations Net of Taxes:
Loss from Discontinued Operations	-	(3,432,270)
Loss on sale of Discontinued Operations	-	(5,988,767)
Loss from Discontinued Operations	-	(9,421,037)
Net Loss	(2,864,984)	(11,789,455)
Preferred stock dividends, including deemed dividend on redeemable Series D convertible preferred stock	(858,922)	(150,000)

Net Loss applicable to Common Stockholders	$(3,723,906)	$(11,939,455)

Loss Per Share from Continuing Operations – Basic and Diluted	$(0.11)	$(0.09)
Loss Per Share from Discontinued Operations – Basic and Diluted	$-	$(0.33)
Net Loss Per Share - Basic and Diluted	$(0.11)	$(0.42)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	32,589,539	28,717,499

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2019	-	$-	25,228,072	$2,523	$64,748,871	$(50,014,636)	$14,736,758

Issuance of common stock for services			948,603	95	614,395	-	614,490

Issuance of common stock under the at-the-market program for cash, net of fees			1,113,827	111	1,298,931	-	1,299,042

Issuance of common stock and warrants for cash, net of fees			2,469,136	247	1,914,753	-	1,915,000

Shares issued in connection with the management incentive plan for 2017 and 2018			289,216	29	216,238	-	216,267

Fees incurred in connection with equity offerings			-	-	(127,514)	-	(127,514)

Net loss			-	-	-	(11,789,455)	(11,789,455)

Preferred stock dividend					(150,000)		(150,000)

Balance - December 31, 2019	-	-	30,048,854	3,005	68,515,674	(61,804,091)	6,714,588

Issuance of stock options for services			-	-	160,000	-	160,000

Issuance of Series D preferred stock, net	1,515,152	2,000,000	-	-	-	-	2,000,000

Conversion of Series D preferred stock to common stock	(1,515,152)	(2,000,000)	3,030,304	303	1,999,697	-	-

Deemed dividend related to beneficial conversion feature of Series D preferred stock			-	-	758,922	(758,922)	-

Issuance of common stock and warrants for cash			4,513,478	451	1,864,077	-	1,864,528

Exercise of common stock purchase warrants for cash			2,579,718	258	1,279,601	-	1,279,859

Shares issued in connection with the management incentive plan for 2017, 2018 and 2019			447,620	45	200,749	-	200,794

Fees incurred in connection with equity offerings			-	-	(95,576)	-	(95,576)

Net loss			-	-	-	(2,864,984)	(2,864,984)

Preferred stock dividends			-	-	(100,000)	-	(100,000)
Balance - December 31, 2020	-	$-	40,619,974	$4,062	$74,583,144	$(65,427,997)	$9,159,209

The accompanying notes are an integral part of these consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(2,864,984)	$(11,789,455)
Loss from discontinued operations	-	(3,432,270)
Loss on sale of discontinued operations	-	(5,988,767)
Loss from continuing operations	(2,864,984)	(2,368,418)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation	65,847	74,092
Stock based compensation	160,000	607,705
Amortization of debt discount	106,215	217,362
Amortization of intangible assets	761,815	761,815
Change in fair value of contingent consideration	-	(85,111)
Loss on extinguishment of debt	-	2,343,879
Amortization of deferred debt issuance costs	549,446	656,393
Deferred taxes	-	(365,397)
Changes in operating assets and liabilities:
Accounts receivable	(95,193)	208,497
Inventory	535,928	(432,766)
Prepaid expenses and other current assets	(170,058)	68,454
Accounts payable	658,245	787,379
Accrued expenses	(120,220)	(233,762)
Total Adjustments	2,452,025	4,608,540
Net Cash (Used in) Provided by Operating Activities of Continuing Operations	(412,959)	2,240,122

Cash flows from Investing Activities
Pay down of contingent consideration	-	(181,065)
Net proceeds received from sale of discontinued operations	-	2,955,170
Purchase of equipment	-	(23,791)
Net Cash Provided by Investing Activities of Continuing Operations	-	2,750,314

Cash flows from Financing Activities
Proceeds from exercise of common stock warrants	1,279,859	-
Pay down of short-term debt	-	(638,881)
Proceeds received in connection with issuance of common stock and warrants, net	1,864,528	3,214,042
Repayment of term debt with Sagard Capital	-	(16,000,000)
Proceeds received in connection with issuance of Series D preferred stock, net	2,000,000	-
Term loan borrowings, net of deferred debt issue costs	-	14,670,579
Term loan repayment	(2,212,500)	(3,191,623)
Proceeds from PPP loan	346,390	-
Fees paid in connection with equity offerings	(65,152)	(55,546)
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	3,213,125	(2,001,429)
Net Increase in Cash and Restricted Cash from Continuing Operations	2,800,166	2,989,007
Cash Flows from Discontinued Operations:
Cash used by operating activities of discontinued operations	-	(2,844,419)
Cash used in investing activities of discontinued operations	-	(21,849)
Net Cash Used by Discontinued Operations	-	(2,866,268)
Net Increase (Decrease) in Cash and Restricted Cash	2,800,166	122,739
Cash and Restricted Cash - Beginning of Year	1,737,380	1,614,641
Cash and Restricted Cash - End of Year	$4,537,546	$1,737,380

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$1,619,151	$2,013,618
Taxes	$10,014	$11,359
Non-cash investing and financing activities:
Accrued fees incurred in connection with equity offerings	$30,424	$71,968
Common stock issued in connection with management incentive plans	$200,794	$216,267
Issuance of common stock in connection with conversion of Series D preferred stock	$2,000,000	$-
Accrued Series C preferred stock dividends	$25,000	$25,000

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

Between 2017 and 2019, the Company also operated a payment credential management business through its Fit-Pay subsidiary. With the approval of the Company’s board of directors, and upon similar terms and conditions to those set forth in that loan agreement, the Company entered into a non-binding letter of intent for a potential sale of its Fit Pay subsidiary, excluding certain assets on August 6, 2019. In connection with the letter of intent, the purchaser advanced $500,000 of non-interest bearing working capital for Fit Pay. On September 9, 2019, the Company completed the sale of its Fit Pay subsidiary to Garmin International, Inc. for $3.32 million in cash (See Note 4).

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $586,078 and a net loss of $2,864,984 for the year ended December 31, 2020. As of December 31, 2020, the Company had cash and stockholders’ equity of $4,387,416 and $9,159,209, respectively. At December 31, 2020, the Company had a working capital deficiency of $578,797. During the year ended December 31, 2020, the Company received net proceeds of $5,144,387 from the issuance of common stock and warrants, the issuance of Series D preferred stock and warrants and the exercise of common stock purchase warrants.

Given the Company’s cash position at December 31, 2020 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing. The Company may also raise funds through equity or debt offerings to accelerate the execution of its long-term strategic plan to develop and commercialize its core products and to fulfill its product development commitments.

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

CASH

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. At December 31, 2020 and 2019, the Company had no cash equivalents.

RESTRICTED CASH

At December 31, 2020 and 2019, the Company had restricted cash of $150,130 and $150,130, respectively. Restricted cash includes amounts held back by the Company’s third party credit card processor for potential customer refunds, claims and disputes. Cash and restricted cash, as presented on the consolidated statements of cash flows, consists of $4,387,416 and $150,130 as of December 31, 2020, respectively, and $1,587,250 and $150,130 as of December 31, 2019.

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

REVENUE RECOGNITION

The Company’s revenues consist of product sales to either end customers or to distributors. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payment terms are generally due net 30 days after delivery. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination. For the years ended December 31, 2020 and 2019, none of our sales were recognized over time.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Sales to Distributors and Resellers

Sales to certain distributors and resellers are made under terms allowing limited rights of return of the Company’s products held in their inventory or upon sale to their end customers. The Company maintains a reserve for unprocessed and estimated future price adjustments claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of sales for the estimated cost of inventory that is expected to be returned. These reserves were not material upon the adoption of Topic 606 on January 1, 2018, nor were they material in the consolidated balance sheet at December 31, 2020 and 2019.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in selling and marketing expenses and were $524,481 and $658,889, respectively, for the years ended December 31, 2020 and 2019.

Accounts Receivable

For the years ended December 31, 2020 and 2019, the Company’s revenues primarily included shipments of the LogicMark products. The terms and conditions of these sales provide certain customers with trade credit terms. In addition, these sales were made to the retailers with no rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At December 31, 2020 and 2019, the Company had an allowance for doubtful accounts of $126,733 and $126,733, respectively.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. The inventory is valued at the lower of cost or net realizable value with cost determined using the first-in, first-out method. As of December 31, 2020, inventory was comprised of $199,523 in raw materials and $567,828 in finished goods on hand. As of December 31, 2019 inventory was comprised of $167,357 in raw materials and $1,135,922 in finished goods on hand. The Company is required to prepay for certain inventory with certain vendors until credit terms can be established. As of December 31, 2020 and 2019, $332,475 and $201,496, respectively, of prepayments made for inventory is included in prepaid expenses and other current assets on the consolidated balance sheet.

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

As part of the annual evaluation of the LogicMark related goodwill, the Company utilized the option to first assess qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of LogicMark. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that its reporting unit’s fair value is greater than its carrying amount. During the year ended December 31, 2020, the Company determined that it was more likely than not that the fair value of LogicMark exceeded its respective carrying amount and therefore, a quantitative assessment was not required.

The goodwill associated with the Company’s acquisition of Fit Pay was $9,119,709 and was included as part of the Company’s discontinued operations. On September 9, 2019, the Company sold its discontinued operations and the goodwill associated with Fit Pay was written off and is included as part of the loss on sale of discontinued operations (See Note 4).

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark and are included in other intangible assets in the Company’s consolidated balance sheet at December 31, 2020 and 2019.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER INTANGIBLE ASSETS (CONTINUED)

At December 31, 2020, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $2,445,709; trademarks of $978,494; and customer relationships of $1,814,259. At December 31, 2019, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $2,818,434; trademarks of $1,041,370; and customer relationships of $2,140,473. The Company will continue amortizing these intangible assets using the straight line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the years ended December 31, 2020 and 2019, the Company had amortization expense of $761,815 and $761,815, respectively, related to the LogicMark intangible assets.

Amortization expense estimated for each of the next five fiscal years, 2021 through 2025, is expected to be approximately $762,000 per year.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine tax returns for three years from the date of filing. The Company has filed all of its tax returns for all prior periods through December 31, 2019.

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

NET LOSS PER SHARE

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 335,272 shares of common stock and warrants to purchase 15,690,077 shares of common stock as of December 31, 2020 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of December 31, 2019, potentially dilutive securities from the exercise of warrants to purchase 6,973,221 shares of common stock were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

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

Also in connection with the Purchase Agreement, the Company entered into a Manufacturing and Distribution Agreement, dated as of September 9, 2019 (the “Manufacturing Agreement”), with Garmin Switzerland GmbH, a Swiss corporation (“Garmin Switzerland”), pursuant to which Garmin Switzerland agreed to grant the Company a non-exclusive right to manufacture, distribute and sell Garmin Switzerland’s proprietary smart wallet (the “Product”) to certain customers in the U.S. designated by Garmin Switzerland on a royalty-free basis (the “License”), unless otherwise agreed to by the parties thereto. The Company was also granted a right to sub-license the Product pursuant to the Manufacturing Agreement. The Company has been granted the License for an initial term of three years, which term automatically renews for additional one-year periods unless either party provides the other with at least ninety days written notice of its election not to renew such term. The Manufacturing Agreement may be terminated by either party if (i) a party breaches any material provision of such agreement, which breach is not cured within thirty calendar days after receipt of written notice of such breach, (ii) upon written notice, a party petitions for reorganization or to be adjudicated to be bankrupt, or if a receiver is appointed for substantially all of either party’s business, or a party makes a general assignment for the benefit of such party’s creditors, or if any involuntary bankruptcy petition is brought against such party and has not been discharged within sixty calendar days of the date the petition is brought, or (iii) in the event of a change of control (as defined in the Manufacturing Agreement).

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - DISCONTINUED OPERATIONS (CONTINUED)

The following table represents the financial results of the discontinued operations for the years ended December 31, 2020 and 2019:

For the Years Ended
December 31,
2019

Net sales	$625,771
Cost of sales	194,856
Gross profit (loss)	430,915
Operating expenses	3,859,222
Interest expense	3,963
Income tax expense (benefit)	-
Loss from discontinued operations	$(3,432,270)

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2020	2019
Salaries, payroll taxes and vacation	$130,093	$92,334
Consulting fees	-	53,563
Merchant bank fees	19,754	26,589
State income taxes	38,672	23,800
Professional fees	226,794	119,016
Management incentives	500,419	758,907
Interest expense	128,187	148,980
Lease liability	54,476	68,576
Dividends – Series C Preferred Stock	25,000	22,182
Other	191,867	178,164
Totals	$1,315,262	$1,492,111

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FAIR VALUE MEASUREMENTS (CONTINUED)

The Company did not have any liabilities carried at fair value measured on a recurring basis as of December 31, 2020 and 2019.

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

During the years ended December 31, 2020 and 2019, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 7 - DEBT REFINANCING

On May 24, 2018, LogicMark, a wholly owned subsidiary of Nxt-ID, entered into a Senior Secured Credit Agreement (the “Credit Agreement”) with the lenders thereto and Sagard Holdings Manager LP, as administrative agent and collateral agent for the lenders party to the Credit Agreement (collectively, the “Lender”), whereby the Lender extended a term loan (the “Term Loan”) to LogicMark in the principal amount of $16,000,000. The original maturity date of the Term Loan was May 24, 2023. The Term Loan Facility with Sagard Holdings Manager LP was repaid on May 3, 2019 with Term Loan proceeds received from CrowdOut Capital LLC (see below). The outstanding principal amount of the Term Loan bears interest at a rate of LIBOR, adjusted monthly, plus 9.5% per annum. The Company incurred $1,253,970 in deferred debt issue costs related to the Term Loan. During the year ended December 31, 2019, the Company amortized $86,969 of the deferred debt issue costs which is included in interest expense in the consolidated statement of operations.

On May 24, 2018, the Company recorded a debt discount of $705,541. The debt discount was attributable to the aggregate fair value on the issuance date of both Sagard Warrants. The debt discount was amortized using the effective interest method over the five-year term of the Term Loan. During the year ended December 31, 2019 the Company recorded $48,932 of debt discount amortization related to the Sagard Warrants. The debt discount amortization is included as part of interest expense in the consolidated statements of operations.

On May 3, 2019, LogicMark completed the closing of a $16,500,000 senior secured term loan with the lenders thereto and CrowdOut Capital LLC, as administrative agent. The Company used the proceeds from the term loan to repay LogicMark’s existing term loan facility with Sagard Holdings Manager LP and to pay other costs related to the refinancing. The maturity date of the term loan with CrowdOut Capital LLC is May 3, 2022 and required the Company to make minimum principal payments over the three-year term amortized over 96 months. On February 8, 2021, the Company and CrowdOut Capital LLC agreed to an extension of the maturity date of the Term Loan to May 22, 2023. See Note 11. Since the inception of the refinancing, the Company has made scheduled principal repayments and term loan prepayments totaling $3,415,625 through December 31, 2020. In addition, the Company prepaid an additional $1,988,498 of the term loan with CrowdOut Capital LLC in September 2019 with a portion of the proceeds received from the sale of discontinued operations. The outstanding principal amount of the Term Loan bears interest at a rate of LIBOR, adjusted monthly, plus 11.0% per annum (approximately 13.0% as of December 31, 2020). The Company incurred $412,500 in original issue discount for closing related fees charged by the Lender. During the years ended December 31, 2020 and December 31, 2019, the Company amortized $106,215 and $168,430, respectively of the original issue discount which is included in interest expense in the consolidated statement of operations. At December 31, 2020 the unamortized balance of the original issue discount was $137,855. The Company also incurred $1,831,989 in deferred debt issue costs related to the Term Loan. The deferred debt issue costs include an exit fee of $1,072,500 which is equivalent to 6.5% of the term loan amount borrowed from CrowdOut Capital. The exit fee is due to CrowdOut Capital upon the earlier of final repayment of the term loan facility or the maturity date. The liability for the exit fee is included as part of other long-term liabilities in the Company’s consolidated balance sheet. During the years ended December 31, 2020 and December 31, 2019, the Company amortized $549,446 and $569,424, respectively of the deferred debt issue costs which is included in interest expense in the consolidated statements of operations. At December 31, 2020 the unamortized balance of deferred debt issue costs was $713,119.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEBT REFINANCING (CONTINUED)

Debt Maturity

The maturity of the Company’s term debt is as follows:

2021	$2,062,500
2022	9,033,377
Total term debt	$11,095,877

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

On November 16, 2020, the Company and CrowdOut Capital LLC, as administrative agent, entered into the first amendment to the senior secured term loan. In connection with the first amendment, CrowdOut Capital LLC, as administrative agent, agreed to modify the financial ratios contained in the senior secured term retroactively and prospectively. Based on the senior secured term loan, as amended, the Company was in compliance with such covenants at December 31, 2020.

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

The Company has applied for forgiveness of the Loans and as such has treated the Loans as other short-term debt on the Company’s consolidated balance sheet. See Note 11 for update on Loans.

NOTE 8 - STOCKHOLDERS’ EQUITY

December 2020 Offerings

On December 18, 2020, the Company closed a registered direct offering pursuant to which the Company issued (i) an aggregate of 1,515,151 shares of Series D preferred stock, convertible into an aggregate of up to 3,030,304 shares of common stock, (ii) common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $0.49 per share, subject to customary adjustments thereunder, which were exercisable immediately upon issuance and have a term of five years, and (iii) common stock purchase warrants to purchase up to an aggregate of 5,060,606 shares of common stock at an exercise price of $0.49 per share with a term of five and one-half (5.5) years first exercisable six (6) months after issuance, subject to customary adjustments thereunder, for gross proceeds of $2,000,000, before deducting any offering expenses. The Company will use the net proceeds from this offering for working capital, new product initiatives and other general corporate purposes. On December 21, 2020, 1,515,151 shares of Series D preferred stock were converted into 3,030,304 shares of common stock. During the year ended December 31, 2020, the Company recorded a deemed dividend of $758,922 from the beneficial conversion feature associated with the issuance of the Series D convertible preferred stock and warrants.

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

2013 Long-Term Stock Incentive Plan

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board of directors, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 592,223 shares of common stock at January 1, 2021.

During the year ended December 31, 2020, the Company issued an aggregate of 335,272 stock options to purchase shares of common stock under the LTIP to four (4) non-employee directors for serving on the Company’s board. The weighted average exercise price of these stock options is approximately $0.48 and the stock options were fully vested at the issuance date. The aggregate fair value of the shares issued to the directors was $160,000.

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

In addition, during the year ended December 31, 2020, the Company issued 447,620 shares of common stock with an aggregate fair value of $200,794 to certain employees related to the Company’s 2017, 2018 and 2019 management incentive plan.

During the years ended December 31, 2020 and 2019, the Company accrued $200,000 and $200,000, respectively of management and employee bonus expense.

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

In May 2017, the Company authorized a new Series C Preferred Stock. The terms of the Series C Preferred Stock are as follows:

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (CONTINUED)

Dividends on Series C Preferred Stock

Holders of Series C Preferred Stock are entitled to receive from and after the first date of issuance of the Series C Preferred Stock, cumulative dividends at a rate of 5% per annum on a compounded basis, which dividend amount shall be guaranteed. Accrued and unpaid dividends are payable in cash. For the years ended December 31, 2020 and 2019, the Company recorded Series C Preferred Stock dividends of $100,000 and $150,000, respectively.

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

Classification

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company classified the Series C Preferred Stock as temporary equity in the consolidated balance sheets at December 31, 2020 and 2019 until such time that events occur that indicate otherwise.

On June 11, 2019, the Company made a retroactive dividend payment adjustment of $50,000 to the Series C Preferred Stockholders pursuant to the terms and conditions set forth in the Certificate of Designations, Preferences and Rights of the Series C Non-Convertible Voting Preferred Stock.

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable at December 31, 2020 and 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at January 1, 2019	5,090,352	$5.42	3.32	$6,672,902
Issued	2,469,136	1.05	5.00	-
Exercised	-	-	-	-
Cancelled	(586,267)	17.87	-	-
Outstanding and Exercisable at December 31, 2019	6,973,221	$2.83	3.53	$-
Issued	11,390,324	.54	5.00	-
Exercised(1)	(2,579,718)	.50	-	-
Cancelled	(93,750)	40.10	-	-
Outstanding and Exercisable at December 31, 2020	15,690,077	$1.33	4.10	$10,850,158

(1)	During the year ended December 31, 2020, the Company received proceeds of $1,279,859 in connection with the exercise of warrants into 2,579,718 shares of Common Stock at an average exercise price of approximately $0.50 per share.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

As of December 31, 2020, the Company had US federal and state net operating loss (“NOLs”) carryovers of $43,520,967 and $24,126,647 respectively. Federal and state NOL’s generated through December 31, 2017 are available to offset future taxable income, which expire beginning in 2033. Federal NOL’s generated for years starting after December 31, 2018 are available to offset future taxable income indefinitely. State NOL’s generated for years starting after December 31, 2018 that are available to offset future taxable income indefinitely vary by state. The Company has Federal Capital loss carryovers of $11,779,190 at December 31, 2020, which expire in 2024. The Company also has state Capital loss carryovers of $4,621,480 at December 31, 2020, which begin to expire in 2024, and have no carryback period. In addition, the Company had tax credit carryforwards of $205,028 at December 31, 2020 that will be available to reduce future tax liabilities. The tax credit carryforwards will begin to expire beginning in 2033.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control. The Company has not determined whether a change of control has occurred as of December 31, 2020 with respect to the Nxt-ID NOLs and therefore no limitation under Section 382 has been computed. Management will review for such limitations before any of the Nxt-ID NOLs are utilized against future taxable income.

The Company has no material uncertain tax positions for any of the reporting periods presented. No interest or penalty expense was recorded during the year or has been accrued as of December 31, 2019 or 2020. The Company does not expect any material changes to any uncertain tax positions in the next twelve months. The Company has filed all of its tax returns for all prior periods through December 31, 2019 and intends to timely file the income tax returns for the period ending December 31, 2020. As a result, the Company’s net operating loss carryovers will now be available to offset any future taxable income.

The Company is subject to taxation in the United States and various states. As of December 31, 2020, the Company’s tax years post 2016 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2020 the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before December 31, 2017. The Company has not been examined or received notice of pending examination by the federal or any state and local tax authority. To the extent a tax authority examines an open tax year and makes an assessment, the results from operations could be affected through additional tax liabilities or adjustments to the amount of NOL carryforward or tax basis of other components of deferred tax.

The income tax (benefit) provision consists of the following:

	December 31,
	2020	2019
Current income tax provision
Federal	$-	$-
State	24,886	32,826
	24,886	32,826
Deferred income tax (benefit)
Federal	(682,378)	(3,589,359)
State	67,828	(542,836)
Change in valuation allowance	614,550	3,766,798
	-	(365,397)

Total income tax provision (benefit)	$24,886	$(332,571)

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (CONTINUED)

A reconciliation of the effective income tax rate and the statutory federal income tax rate from continuing operations is as follows:

	December 31,
	2020	2019
U.S. federal statutory rate	21.00%	21.00%
State income tax rate, net of federal benefit	(2.63)	7.83
Other permanent differences	2.39	(4.59)
Loss on sale of Fit Pay	-	45.02
Less: valuation allowance	(21.64)	(56.95)
Provision for income taxes	(0.88)%	(12.31)%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of all of the deferred tax assets and has therefore established a full valuation allowance. For the periods ended December 31, 2019 and December 31, 2020, sufficient net operating losses with indefinite carryforward periods have been generated, such that the deferred tax liabilities related to indefinite lived intangibles now represent a source of future taxable income with respect to the utilization of these deferred tax assets.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$10,290,985	$9,362,936
Tax credits	205,028	205,028
Lease liabilities	68,596	25,768
Accruals and reserves	213,627	278,648
Capital loss carryforwards	2,619,921	2,820,405
Tangible and intangible assets	336,067	325,754
Charitable donations	2,836	5,874
Total deferred tax assets before valuation allowance:	13,737,060	13,024,413
Valuation allowance	(12,744,883)	(12,212,147)
Deferred tax assets, net of valuation allowance	992,177	812,266

Deferred tax liabilities:
Right-of-use assets	$(68,240)	(25,409)
Tangible and intangible assets	(923,937)	$(786,857)
Total deferred tax liabilities	$(992,177)	$(812,266)

Net deferred tax liability	$-	$-

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

On February 24, 2020, Michael J. Orlando, as shareholder representative (the “Shareholder Representative”), and the other stockholders of Fit Pay, Inc. (collectively, the “Fit Pay Shareholders”), filed a lawsuit in the United States District Court for the Southern District of New York against the Company, CrowdOut Capital, LLC, and Garmin International, Inc. (the “Complaint”). See Orlando v. Nxt-ID, Inc. No. 20-cv-1604 (S.D.N.Y.). The Complaint alleges that the Company has breached certain contractual obligations under a merger agreement, dated May 23, 2017, between Fit Pay, Inc. and the Company, regarding certain future, contingent earnout payments allegedly that could be owed to the Fit Pay Shareholders from future revenues. The Complaint seeks unspecified monetary damages from the defendants. The Company believes that these claims are without merit and plans to vigorously defend the action. On May 12, 2020, the Company filed an answer and counterclaims alleging, among other things, fraud and breach of fiduciary duty of the Shareholder Representative as well as arguing that the Shareholder Representative should be estopped from pursuing these claims. The Company has moved for summary judgment to have the lawsuit dismissed. The Company has been able to successfully stay discovery pending the court’s ruling on motions to dismiss by Garmin International, Inc. and CrowdOut Capital, LLC. In March 2021, following our successful application to stay all discovery, the court granted CrowdOut’s and Garmin’s separate motions to dismiss. Orlando’s claim against the Company still remains and the Company’s motion for summary judgment is still pending.

In connection with the sale of Fit-Pay, Inc., Giesecke+Devrient Mobile Security America, Inc. (“GDMSAI”) has identified a disagreement with the Company over calculation of dividends with respect to GDMSAI’s Series C Non-Convertible Voting Preferred Stock (the “Series C”) of the Company. On August 13, 2020, the Company was sued by GDMSAI seeking, among other things, $440,000 of dividends that it believes are owed to it pursuant to the terms of the Series C. The Company believes that GDMSAI’s claims are not correct and plans to vigorously defend the action. The Company has moved to have the case removed from Delaware to New York, where the Company claims the forum clause requires the claims to be heard. The Company has opposed GDMSAI’s motion for summary judgment. In March 2021, a Delaware Chancery court rejected our argument that the Fit Pay merger agreement requires litigation solely in New York and thereafter granted GDMSAI summary judgment on the merits, holding that relevant dividend language required a perpetually paid dividend once the $50M threshold had been achieved. The Company plans to appeal. There are no assurances that our appeal will be successful and even if our appeal is successful that a New York court will agree with our interpretation of the manner in which dividends on the Series C Preferred are to be calculated.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company utilizes its incremental borrowing rate by lease term, in order to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On January 1, 2019, the discount rate used on existing leases at adoption was determined based on the remaining lease term using available data as of that date. The Company’s lease agreement for its warehouse space located in Louisville, Kentucky expired on August 31, 2020. As a result, the Company entered into a new five-year lease agreement in June 2020 for new warehouse space also located in Louisville, Kentucky. The monthly rent which commenced in September 2020 is $6,000 per month and increases approximately 3% annually thereafter. The ROU asset value added as a result of this new lease agreement was $279,024. The Company’s ROU asset and lease liability accounts reflect the inclusion of this new lease agreement on the Company’s consolidated balance sheet as of December 31, 2020.

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

For the year ended December 31, 2020, total operating lease cost was $147,841 and is recorded in cost of sales and selling, general and administrative expenses, dependent on the nature of the leased asset. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable lease for each of the next four years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on the Company’s consolidated balance sheet, as of December 31, 2020:

Year Ending December 31,

2021	$90,986
2022	93,385
2023	89,724
2024	80,000
2025	54,400
Total future minimum lease payments	$408,495
Less imputed interest	(100,110)
Total present value of future minimum lease payments	$308,385

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of December 31, 2020

Operating lease right-of-use assets	$306,786

Other accrued expenses	$54,476
Other long-term liabilities	$253,909
$308,385
As of December 31, 2020

Weighted Average Remaining Lease Term	4.3 years
Weighted Average Discount Rate	12.80%

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

On January 8, 2021, the Company entered into a Warrant Amendment and Exercise Agreement (the “Amendment Agreement”) with holders (the “Holder”) of a common stock purchase warrant, dated April 4, 2019, previously issued by the Company to the Holder (the “Original Warrant”).

In consideration for each exercise of the Original Warrant that occurs within 45 calendar days of the date of the Amendment Agreement, in addition to the issuance of the Warrant Shares (as defined in the Original Warrant) on or prior to the Warrant Share Delivery Date (as defined in the Original Warrant), the Company has agreed to deliver to the Investor a new warrant to purchase a number of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), equal to the number of Original Warrants that the Holder has exercised pursuant to the terms of the Original Warrant, at an exercise price of $1.525 per share, which represents the average Nasdaq Official Closing Price of the Common Stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the date of the Amendment Agreement (the “New Warrants”). The Investor currently holds Original Warrants exercisable for up to 2,469,136 shares of Common Stock, and, therefore, may receive up to an equivalent number of New Warrants. The Investor may continue to exercise the Original Warrants after 45 calendar days of the date of the Amendment Agreement, but the Investor will not receive any New Warrants in consideration for the exercise of any Original Warrants exercised thereafter.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

The Amendment Agreement contains customary representations, warranties and covenants by each of the Company and the Investor.

The New Warrants, if issued, are exercisable for up to the original expiration dates of the Original Warrants, which is April 4, 2024. The exercise price and number of shares issuable upon exercise of the New Warrants are subject to traditional adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances. The New Warrants are required to be exercised for cash; however, if during the term of the New Warrants there is not an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering the resale of the shares of Common Stock issuable upon exercise of the New Warrants, then the New Warrants may be exercised on a cashless (net exercise) basis pursuant to the formula provided in the New Warrants.

The Company intends to use the proceeds of any exercise of the Original Warrants for working capital purposes, the launch of new products and to reduce its debt outstanding.

On January 14, 2021, the Company issued 2,073,687 shares of common stock in connection with the cashless exercise of 3,749,000 warrants.

On January 21, 2021, the Company and LogicMark, LLC, a wholly-owned subsidiary of the Company filed their respective applications for forgiveness of the loans pursuant to the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act.

On January 29, 2021, the Company received proceeds of $525,000 in connection with the exercise of 500,000 warrants to purchase common stock at an exercise price of $1.05.

On February 1, 2021, the Company received proceeds of $4,000,004 in connection with the issuance 1,476,016 shares of Series E preferred stock.

On February 1, 2021, 738,008 shares of Series E Preferred stock were converted into 1,476,016 shares of common stock.

On February 4, 2021, the Company issued 132,826 shares of common stock to certain employees under the 2018 and 2019 management incentive plans.

On February 8, 2021, the Company received proceeds of $2,067,593 in connection with the exercise of 1,969,136 warrants to purchase common stock at an exercise price of $1.05.

On February 8, 2021, 450,000 shares of Series E Preferred stock were converted into 900,000 shares of common stock.

On February 8, 2021, the Company’s wholly-owned subsidiary, LogicMark, LLC, entered into a second amendment (the “Second Amendment”) to the senior Secured Credit Agreement, dated as of May 3, 2019, as amended (the “Credit Agreement”), with each financial institution from time to time party thereto as lender (the “Lenders”), and a senior secured lender, as administrative agent and collateral agent for the Lenders (the “Agent”). Pursuant to the Second Amendment, LogicMark made a $5,000,000 voluntary prepayment (the “Prepayment”) on its $16,500,000 aggregate principal amount term loan originally made by the Lenders to LogicMark pursuant to the Credit Agreement (the “Term Loan”) and the Agent agreed to accept (i) LogicMark’s payment of a prepayment premium in the amount of $125,000, which is equal to 2.5% of the Prepayment, rather than 5% of the Prepayment as required by the Credit Agreement, and (ii) an extension of the maturity date of the Term Loan to May 22, 2023.

On February 9, 2021, 288,008 shares of Series E Preferred stock were converted into 576,016 shares of common stock.

On February 17, 2021, the Company received proceeds $1,230,000 in connection with the exercise of 1,000,000 warrants to purchase common stock at an exercise price of $1.23.

On February 17, 2021, the Company received proceeds $2,847,902 in connection with the exercise of 1,898,601 warrants to purchase common stock at an exercise price of $1.50.

On February 17, 2021, the Company issued 2,165,642 shares of common stock in connection with the cashless exercise of 2,530,303 warrants.

On March 2, 2021, the Company’s wholly-owned subsidiary, LogicMark, LLC received notification from the Small Business Administration that its loan under the Paycheck Protection Program in the amount of $301,390 plus accrued interest of $2,320 has been forgiven.