Form 10-Q
period 2021-03-31
Nxt-ID, Inc.
filed 2021-05-17
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

As of May 14, 2021, there were 53,311,898 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$8,515,824	$4,387,416
Restricted cash	150,130	150,130
Accounts receivable, net	67,674	133,719
Inventory, net	780,479	767,351
Prepaid expenses and other current assets	536,268	455,553
Total Current Assets	10,050,375	5,894,169
Property and equipment:
Equipment	183,044	183,044
Furniture and fixtures	98,839	98,839
Tooling and molds	644,462	644,462
	926,345	926,345
Accumulated depreciation	(913,149)	(897,137)
Property and equipment, net	13,196	29,208
Right-of-use assets	292,797	306,786
Goodwill	15,479,662	15,479,662
Other intangible assets, net of amortization of $3,553,950 and $3,366,105, respectively	5,050,617	5,238,462
Total Assets	$30,886,647	$26,948,287
Liabilities, Series C Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,305,317	$2,748,814
Accrued expenses	1,717,711	1,315,262
Short-term debt	45,000	346,390
Term loan facility - current	2,062,500	2,062,500
Total Current Liabilities	6,130,528	6,472,966

Term loan facility, net of debt discount of $60,055 and $137,855, respectively, and deferred debt issuance costs of $310,665 and $713,119, respectively	3,147,032	8,182,403
Other long-term liabilities	1,311,209	1,326,409
Total Liabilities	10,588,769	15,981,778
Commitments and Contingencies
Series C Preferred Stock
Series C Preferred Stock, par value $0.0001 per share: 2,000 shares designated; 2,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,807,300	1,807,300
Stockholders’ Equity
Preferred Stock, par value $0.0001 per share: 10,000,000 shares authorized
Series A Preferred Stock, par value $0.0001 per share: 3,125,000 shares designated; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Series B Preferred Stock, par value $0.0001 per share: 4,500,000 shares designated; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Series D Preferred Stock, par value $0.0001 per share: 1,515,151 shares designated; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Series E Preferred Stock, par value $0.0001 per share: 1,476,016 shares designated; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Common Stock, par value $0.0001 per share: 100,000,000 shares authorized; 53,311,898 and 40,619,974 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	5,331	4,062
Additional paid-in capital	89,616,202	74,583,144
Accumulated deficit	(71,130,955)	(65,427,997)
Total Stockholders’ Equity	18,490,578	9,159,209
Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$30,886,647	$26,948,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Revenues	$2,438,682	$3,744,029
Cost of goods sold	888,093	948,124

Gross Profit	1,550,589	2,795,905

Operating Expenses
General and administrative	1,498,123	844,206
Selling and marketing	560,441	725,681
Research and development	274,915	186,612

Total Operating Expenses	2,333,479	1,756,499

Operating (Loss) Income	(782,890)	1,039,406

Other Income and (Expense)
Interest expense	(861,248)	(601,342)
Warrant modification expense	(2,881,729)	-
Forgiveness of PPP loan and accrued interest	303,710	-
Total Other Expense, Net	(3,439,267)	(601,342)

(Loss) Income before Income Taxes	(4,222,157)	438,064
Provision for Income Taxes	-	-

Net (Loss) Income	(4,222,157)	438,064
Preferred stock dividends, including deemed dividend on redeemable Series E convertible preferred stock	(1,555,801)	(25,000)

Net (Loss) Income applicable to Common Stockholders	$(5,777,958)	$413,064

Net (Loss) Income Per Share – Basic and Diluted	$(0.12)	$0.01

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	48,192,546	30,153,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2021	-	$-	40,619,974	$4,062	$74,583,144	$(65,427,997)	$9,159,209

Issuance of stock options for services			-	-	40,000	-	40,000

Issuance of Series E preferred stock, net	1,476,016	4,000,003	-	-	-	-	4,000,003

Conversion of Series E preferred stock to common stock	(1,476,016)	(4,000,003)	2,952,032	295	3,999,708	-	-

Deemed dividend related to beneficial conversion feature of Series E preferred stock			-	-	1,480,801	(1,480,801)	-

Exercise of common stock purchase warrants for cash			5,367,737	537	6,669,957	-	6,670,494

Exercise of common stock purchase warrants on a cashless basis			4,239,329	424	(424)	-	-

Warrant modification expense recorded in connection with the issuance of replacement warrants			-	-	2,881,729	-	2,881,729

Shares issued in connection with the management incentive plans for 2018 and 2019			132,826	13	80,443	-	80,456

Fees incurred in connection with equity warrants			-	-	(44,156)	-	(44,156)

Net loss			-	-	-	(4,222,157)	(4,222,157)

Preferred stock dividends			-	-	(75,000)	-	(75,000)
Balance - March 31, 2021	-	$-	53,311,898	$5,331	$89,616,202	$(71,130,955)	$18,490,578

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

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Cash Flows from Operating Activities
Net (Loss) Income	$(4,222,157)	$438,064
Adjustments to reconcile net (loss) income to net cash used in operating activities of continuing operations:
Depreciation	16,012	16,898
Stock based compensation	40,000	40,000
Amortization of debt discount	77,800	28,672
Amortization of intangible assets	187,845	187,845
Amortization of deferred debt issuance costs	402,454	148,317
Non-cash charge for modification of warrant terms	2,881,729	-
Forgiveness of PPP loan and accrued interest	(303,710)	-
Changes in operating assets and liabilities:
Accounts receivable	66,045	2,563
Inventory	(13,128)	353,496
Prepaid expenses and other current assets	(80,715)	(96,792)
Accounts payable	(518,601)	(402,711)
Accrued expenses	463,660	(199,092)
Total Adjustments	3,219,391	79,196
Net Cash (Used in) Provided by Operating Activities	(1,002,766)	517,260

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Term loan repayment	(5,515,625)	(665,625)
Proceeds received in connection with issuance of Series E preferred stock, net	4,000,003	-
Proceeds from exercise of common stock warrants	6,670,494	-
Payment of closing related fees	(23,698)	-
Net Cash Provided by (Used in) Financing Activities	5,131,174	(665,625)
Net Increase (Decrease) in Cash and Restricted Cash	4,128,408	(148,365)
Cash and Restricted Cash – Beginning of Period	4,537,546	1,737,380
Cash and Restricted Cash – End of Period	$8,665,954	$1,589,015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$443,975	$431,804
Taxes	$25,999	$16,351
Non-cash financing activities:
Accrued fees incurred in connection with equity offerings	$20,458	$-
Common Stock issued in connection with management incentive plans	$80,456	$116,628
Issuance of common stock in connection with conversion of Series E preferred stock	$4,000,003	$-
Accrued Series C Preferred Stock dividends	$75,000	$25,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization and Principal Business Activities

Nxt-ID, Inc. (“Nxt-ID” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. The Company provides technology products and services for healthcare applications. The Company evaluates the performance of its business on, among other things, profit and loss from operations. The Company has extensive experience in access control, biometric and behavior-metric identity verification, security and privacy, encryption and data protection, payments, miniaturization, sensor technologies, and healthcare applications.

The Company’s wholly-owned subsidiary, LogicMark LLC (“LogicMark”), manufactures and distributes non-monitored and monitored personal emergency response systems sold through the United States Department of Veterans Affairs, healthcare durable medical equipment dealers and distributors and monitored security dealers and distributors.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of March 31, 2021 and the condensed consolidated statements of operations, changes in equity and cash flows for the three months ended March 31, 2021 and March 31, 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or for any future interim period. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and the notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 15, 2021.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Liquidity

The Company generated an operating loss of $782,890 and a net loss of $4,222,157 during the three months ended March 31, 2021. As of March 31, 2021, the Company had cash and stockholders’ equity of $8,515,824 and $18,490,578, respectively. At March 31, 2021, the Company had working capital of $3,919,847.

Given the Company’s cash position at March 31, 2021 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing. The Company may also raise funds through equity or debt offerings to increase its working capital and to accelerate the execution of its long-term strategic plan to develop and commercialize its core products and to fulfill its product development commitments.

As described in Note 6, the coronavirus could continue to significantly impact the Company’s business, which would require the Company to raise funds to assist with its working capital needs.

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

Revenue Recognition

The Company’s revenues consist of product sales to either end customers or to distributors and its sales are recognized at a point-in-time under the core principle of recognizing revenue when control of the product transfers to the customer. The Company recognizes revenue when it ships or delivers the product from its fulfillment center to its customer, when the customer accepts and has legal title of the product, and the Company has a present right to payment for the product. For the three months ended March 31, 2021 and 2020, the Company had no sales recognized over time. The Company invoices its customers at the same time that the Company’s performance obligation is satisfied. The Company generally receives customer orders with a specified delivery date and orders typically fluctuate from month-to-month based on customer demand and general business conditions.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company offers standard product warranty coverage which provides assurance that the Company’s products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment. The Company’s warranty liabilities and related expense have not been material and were not material in the accompanying condensed consolidated financial statements as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020.

Accounts Receivable

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At March 31, 2021 and December 31, 2020, the Company had an allowance for doubtful accounts of $52,111 and $126,733, respectively.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of March 31, 2021, inventory was comprised of $204,695 in raw materials and $575,784 in finished goods on hand. Inventory at December 31, 2020 was comprised of $199,523 in raw materials and $567,828 in finished goods on hand. The Company is required to prepay for certain inventory with certain vendors until credit terms can be established. As of March 31, 2021 and December 31, 2020, the Company had prepaid inventory of $353,173 and $332,475, respectively. These prepayments were made primarily for finished goods inventory, and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Other Intangible Assets

At March 31, 2021, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $2,353,804; trademarks of $962,990; and customer relationships of $1,733,823. At December 31, 2020, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $2,445,709; trademarks of $978,494; and customer relationships of $1,814,259. The Company will continue amortizing these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the three months ended March 31, 2021 and 2020, the Company had amortization expense of $187,845 and $187,845, respectively, related to the LogicMark intangible assets.

As of March 31, 2021, total amortization expense estimated for the remainder of fiscal year 2021 is approximately $574,000, and for each of the next five fiscal years, 2022 through 2026, the total amortization expense is estimated to be as follows: 2022 - $762,000; 2023 - $762,000; 2024 - $762,000; 2025 - $762,000; and 2026 - $619,000.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of shares of common stock outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 363,640 shares of common stock and warrants to purchase 9,378,133 shares of common stock as of March 31, 2021 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of March 31, 2020, potentially dilutive securities from the exercise of stock options to purchase 114,288 shares of common stock and warrants to purchase 6,973,221 shares of common stock were excluded from the computation of diluted net loss per share because the exercise price of the common stock equivalents was greater than the average market price of the common shares for the three month period ended March 31, 2020.

Recent Accounting Pronouncements

Recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Debt refinancing

On May 3, 2019, LogicMark completed the closing of a $16,500,000 senior secured term loan with the lenders thereto and CrowdOut Capital LLC, as administrative agent. The Company used the proceeds from the term loan to repay LogicMark’s prior term loan facility with Sagard Holdings Manager LP and to pay other costs related to the refinancing. The original maturity date of the term loan with CrowdOut Capital LLC was May 3, 2022 and required the Company to make minimum principal payments over the three-year term amortized over 96 months. During the three months ended March 31, 2021, the Company made scheduled principal repayments totaling $515,625. On February 8, 2021, LogicMark entered into a second amendment to the senior secured term loan with CrowOut Capital LLC. Pursuant to the second amendment, LogicMark made a $5,000,000 voluntary prepayment on the principal amount of the term loan and paid a prepayment premium of $125,000, which was equivalent to 2.5% of the prepayment, rather than 5% of the prepayment as required by the Credit Agreement. The prepayment premium is included in interest expense for three months ended March 31, 2021 in the condensed consolidated statement of operations. In addition, the maturity date of the term loan was extended to March 22, 2023. The outstanding principal amount of the Term Loan bears interest at a rate of LIBOR, adjusted monthly, plus 11.0% per annum (approximately 13.0% as of March 31, 2021). The Company incurred $412,500 in original issue discount for closing related fees charged by the Lender. During the three months ended March 31, 2021, the Company amortized $77,800 of the original issue discount which is included in interest expense in the condensed consolidated statement of operations. At March 31, 2021 the unamortized balance of the original issue discount was $60,055. The Company also incurred $1,831,989 in deferred debt issue costs related to the term loan. The deferred debt issue costs include an exit fee of $1,072,500 which is equivalent to 6.5% of the term loan amount borrowed from CrowdOut Capital. The exit fee is due to CrowdOut Capital upon the earlier of final repayment of the term loan facility or the maturity date. The liability for the exit fee is included as part of other long-term liabilities in the Company’s condensed consolidated balance sheet. During the three months ended March 31, 2021, the Company amortized $402,454 of the deferred debt issue costs which is included in interest expense in the condensed consolidated statements of operations. At March 31, 2021 the unamortized balance of deferred debt issue costs was $310,665.

Debt Maturity

The maturity of the Company’s term debt is as follows:

2021 (remainder)	$1,546,875
2022	2,062,500
2023	1,970,877
Total term debt	$5,580,252

On November 16, 2020, the Company and CrowdOut Capital LLC, as administrative agent, entered into the first amendment to the senior secured term loan. In connection with the first amendment, CrowdOut Capital LLC, as administrative agent, agreed to modify the financial ratios contained in the senior secured term retroactively and prospectively. Based on the senior secured term loan, as amended, the Company was in compliance with such covenants at March 31, 2021.

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

On March 2, 2021, the Company’s wholly-owned subsidiary, LogicMark, LLC received notification from the Small Business Administration that repayment of its loan under the Paycheck Protection Program in the amount of $301,390 plus accrued interest of $2,320 has been forgiven. The income resulting from the forgiveness of the PPP loan and accrued interest is included in other income in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2021. The Company has also applied for forgiveness of its PPP loan in the amount of $45,000; however, as of the date of this filing, the Company has not received formal notification from the SBA that such loan repayment has been forgiven.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Stockholders’ Equity

February 2021 Offering

On February 2, 2021, the Company closed a registered direct offering pursuant to which the Company issued (i) an aggregate of 1,476,016 shares of Series E preferred stock, convertible into an aggregate of up to 2,952,032 shares of common stock, (ii) common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $1.23 per share, subject to customary adjustments thereunder, which were exercisable immediately upon issuance and have a term of five years, and (iii) common stock purchase warrants to purchase up to an aggregate of 1,952,032 shares of common stock at an exercise price of $1.23 per share with a term of five and one-half (5.5) years first exercisable six (6) months after issuance, subject to customary adjustments thereunder, for gross proceeds of $4,000,003, before deducting any offering expenses. The Company will use the net proceeds from this offering for working capital and liability reduction purposes including additional term debt repayment. In February 2021, 1,476,016 shares of Series E preferred stock were converted into 2,952,032 shares of common stock. During the three months ended March 31, 2021, the Company recorded a deemed dividend of $1,480,801 from the beneficial conversion feature associated with the issuance of the Series E convertible preferred stock and warrants.

December 2020 Offering

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

July 2020 Offering

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2013 Long-Term Stock Incentive Plan

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board of directors, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year, which is 1,201,715 shares of common stock at January 1, 2021.

On March 31, 2021, the Company issued an aggregate of 28,368 stock options to purchase shares of common stock under the LTIP to four (4) non-employee directors for serving on the Company’s board. The exercise price of these stock options is $1.41 and stock options were fully vested at the issuance date. The aggregate fair value of the stock options issued to the directors was $40,000.

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

In addition, during the three months ended March 31, 2021, the Company issued 132,826 shares of common stock with an aggregate fair value of $80,456 to certain employees related to the Company’s 2018 and 2019 management incentive plans.

During the three months ended March 31, 2021, the Company accrued $50,000 of management and employee bonus expense.

Warrants

On January 8, 2021, the Company entered into a Warrant Amendment and Exercise Agreement (the “Amendment Agreement”) with holders (the “Holder”) of a common stock purchase warrant, dated April 4, 2019, previously issued by the Company to the Holder (the “Original Warrant”).

In consideration for each exercise of the Original Warrant that occurs within 45 calendar days of the date of the Amendment Agreement, in addition to the issuance of the Warrant Shares (as defined in the Original Warrant) on or prior to the Warrant Share Delivery Date (as defined in the Original Warrant), the Company has agreed to deliver to the Investor a new warrant to purchase a number of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), equal to the number of Original Warrants that the Holder has exercised pursuant to the terms of the Original Warrant, at an exercise price of $1.525 per share, which represents the average Nasdaq Official Closing Price of the Common Stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the date of the Amendment Agreement (the “New Warrants”). The Investor originally held Original Warrants exercisable for up to 2,469,136 shares of Common Stock, and, therefore, could receive up to an equivalent number of New Warrants. Under the terms and conditions of the Warrant Amendment and Exercise Agreement, the Investor could continue to exercise the Original Warrants after 45 calendar days of the date of the Amendment Agreement, but the Investor would not receive any New Warrants in consideration for the exercise of any Original Warrants exercised thereafter.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Amendment Agreement contains customary representations, warranties and covenants by each of the Company and the Investor.

On January 29, 2021 and February 8, 2021, the Investor exercised 500,000 and 1,969,136, respectively of the Original Warrants. The New Warrants issued, are exercisable for up to the original expiration dates of the Original Warrants, which is April 4, 2024. The exercise price and number of shares issuable upon exercise of the New Warrants are subject to traditional adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances. The New Warrants are required to be exercised for cash; however, if during the term of the New Warrants there is not an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering the resale of the shares of Common Stock issuable upon exercise of the New Warrants, then the New Warrants may be exercised on a cashless (net exercise) basis pursuant to the formula provided in the New Warrants.

The Company intends to use the proceeds from the exercise of the Original Warrants for working capital purposes, the launch of new products and to reduce its debt outstanding.

The Company recorded a warrant modification expense of $2,881,729 for the three months ended March 31, 2021 resulting from the issuance of 2,469,136 replacement warrants with an exercise price of $1.525 for warrants that were exercised during the three months ended March 31, 2021.

As of March 31, 2021, the Company had outstanding warrants to purchase an aggregate of 9,378,133 shares of common stock with a weighted average exercise price and remaining life of $1.70 and 3.71 years, respectively. During the three months ended March 31, 2021, 86,072 warrants expired. At March 31, 2021, the warrants had an aggregate intrinsic value of $2,328,639.

During the three months ended March 31, 2021, 3,749,000 warrants were exercised on a cashless basis and were converted into 2,073,687 shares of common stock.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Commitments and Contingencies

Legal Matters

On February 24, 2020, Michael J. Orlando, as shareholder representative (the “Shareholder Representative”), and the other stockholders of Fit Pay, Inc. (collectively, the “Fit Pay Shareholders”), filed a lawsuit in the United States District Court for the Southern District of New York against the Company, CrowdOut Capital, LLC, and Garmin International, Inc. (the “Complaint”). See Orlando v. Nxt-ID, Inc. No. 20-cv-1604 (S.D.N.Y.). The Complaint alleges that the Company has breached certain contractual obligations under a merger agreement, dated May 23, 2017, between Fit Pay, Inc. and the Company, regarding certain future, contingent earnout payments allegedly that could be owed to the Fit Pay Shareholders from future revenues. The Complaint seeks unspecified monetary damages from the defendants. The Company believes that these claims are without merit and is vigorously defending the action. On May 12, 2020, the Company filed an answer and counterclaims alleging, among other things, fraud and breach of fiduciary duty of the Shareholder Representative as well as arguing that the Shareholder Representative should be estopped from pursuing these claims. The Company has moved for summary judgment to have the lawsuit dismissed. The Company has been able to successfully stay discovery pending the court’s ruling on motions to dismiss by Garmin International, Inc. and CrowdOut Capital, LLC. In March 2021, following our successful application to stay all discovery, the court granted CrowdOut’s and Garmin’s separate motions to dismiss. Orlando’s claim against the Company still remains and the Company’s motion for summary judgment is still pending.

In connection with the sale of Fit-Pay, Inc., Giesecke+Devrient Mobile Security America, Inc. (“GDMSAI”) has identified a disagreement with the Company over calculation of dividends with respect to GDMSAI’s Series C Non-Convertible Voting Preferred Stock (the “Series C”) of the Company. On August 13, 2020, the Company was sued by GDMSAI seeking, among other things, $440,000 of dividends that it believes are owed to it pursuant to the terms of the Series C. The Company believes that GDMSAI’s claims are not correct and plans to vigorously defend the action. The Company has moved to have the case removed from Delaware to New York, where the Company claims the forum clause requires the claims to be heard. The Company has opposed GDMSAI’s motion for summary judgment. In March 2021, a Delaware Chancery court rejected our argument that the Fit Pay merger agreement requires litigation solely in New York and thereafter granted GDMSAI summary judgment on the merits, holding that relevant dividend language required a perpetually paid dividend once the $50M threshold had been achieved. The Company has filed a notice of appeal and plans to appeal the Delaware Chancery court decision. There are no assurances that our appeal will be successful and even if our appeal is successful that a New York court will agree with our interpretation of the manner in which dividends on the Series C Preferred are to be calculated. If the Company is unsuccessful, it will be responsible for paying $440,000 of dividends plus interest. The judgment may also trigger an event of default with our senior debt facility. Although the Company is attempting to negotiate a waiver of this provision in its credit agreement, there are no assurances that it will be successful in doing so or on terms reasonably favorable to the Company.

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

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company utilizes its incremental borrowing rate by lease term, in order to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On January 1, 2019, the discount rate used on existing leases at adoption was determined based on the remaining lease term using available data as of that date. The Company’s lease agreement for its former warehouse space located in Louisville, Kentucky expired on August 31, 2020. As a result, the Company entered into a new five-year lease agreement in June 2020 for new warehouse space also located in Louisville, Kentucky. The monthly rent which commenced in September 2020 is $6,000 per month and increases approximately 3% annually thereafter. The ROU asset value added as a result of this new lease agreement was $279,024. The Company’s ROU asset and lease liability accounts reflect the inclusion of this new lease agreement on the Company’s condensed consolidated balance sheet as of March 31, 2021.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2021, total operating lease cost was $26,736 and is recorded in cost of sales and selling, general and administrative expenses, dependent on the nature of the leased asset. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable lease for the remainder of 2021 as well as each of the next five years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on the Company’s condensed consolidated balance sheet, as of March 31, 2021:

Year Ending December 31,

2021 (excluding the three months ended March 31, 2021)	$68,439
2022	93,385
2023	89,724
2024	80,000
2025	54,400
Total future minimum lease payments	$385,948
Less imputed interest	(90,412)
Total present value of future minimum lease payments	$295,536

As of March 31, 2021

Operating lease right-of-use assets	$292,797

Other accrued expenses	$56,827
Other long-term liabilities	$238,709
$295,536

As of March 31, 2021

Weighted Average Remaining Lease Term	4.03 years
Weighted Average Discount Rate	12.86%

Coronavirus – COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Sales volumes and the related revenues for most of the Company’s products and services were significantly impacted during the latter portion of the first quarter and throughout the balance of 2020 as a result of the healthcare industry’s focus on COVID prevention and treatment, which impacted the markets we serve, in particular the VA hospitals and clinics. Sales of the Company’s products and services have continued to be impacted as various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic, the public remains wary of real or perceived opportunities for exposure to the virus. The Company believes the extent of the COVID-19 pandemic’s impact on its operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond the Company’s control and ability to forecast. Although the Company has experienced some positive trends during the first four months of 2021, because of these uncertainties, the Company cannot estimate how long or to what extent the pandemic will impact its operations.

Note 7 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On May 3, 2021, the Company’s wholly-owned subsidiary, LogicMark, LLC, made a $3,000,000 voluntary prepayment (the “Prepayment”) on its term loan. The Company did not incur a prepayment premium as it relates to this voluntary prepayment. After this prepayment, the Company’s term loan balance is $2,236,502.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2021 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

We were incorporated in the State of Delaware on February 8, 2012. We provide technology products and services for healthcare applications. We evaluate the performance of our business on, among other things, profit and loss from operations. We have extensive experience in access control, biometric and behavior-metric identity verification, security and privacy, encryption and data protection, payments, miniaturization, sensor technologies, and healthcare applications.

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

Results of Operations

Comparison of three months ended March 31, 2021 and March 31, 2020

Revenue. Our revenues for the three months ended March 31, 2021 were $2,438,682, compared to $3,744,029 for the three months ended March 31, 2020. The decrease in our revenues for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is attributable to LogicMark’s decreased sales volume resulting primarily from the COVID-19 pandemic.

Cost of Revenue and Gross Profit. Our gross profit for the three months ended March 31, 2021 was $1,550,589 compared to a gross profit of $2,795,905 for the three months ended March 31, 2020. The decrease in gross profit in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is primarily attributable to LogicMark’s decreased sales volume resulting from the COVID-19 pandemic and to a lesser extent higher cost of goods sold resulting from the higher product cost of the Company’s new 4G product.

Operating Expenses. Operating expenses for the three months ended March 31, 2021 totaled $2,333,479 and consisted of research and development expenses of $274,915, selling and marketing expenses of $560,441 and general and administrative expenses of $1,498,123. The research and development expenses related primarily to salaries and consulting services of $242,583. Selling and marketing expenses consisted primarily of salaries and consulting services of $126,171, amortization of intangibles of $187,845, freight charges of $106,425, merchant processing fees of $51,501, and sales commissions of $55,061. General and administrative expenses consisted of salaries and consulting services of $169,154, accrued management and employee incentives of $50,000 and legal, audit and accounting fees of $252,821. Also included in general and administrative expenses is $648,000 in non-cash stock compensation expense to management and board members.

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

Operating (Loss) Profit. The operating loss for the three months ended March 31, 2021 was $782,890 compared with operating profit of $1,039,406 for the three months ended March 31, 2020. The decrease in operating profit for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is primarily attributable to lower gross profit resulting from LogicMark’s lower sales volume which was primarily attributable to the COVID-19 pandemic and higher product cost as discussed above. In addition, operating expenses incurred in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 were higher primarily due to the stock compensation expense recorded in the three months ended March 31, 2021.

Net (Loss) Income. The net loss for the three months ended March 31, 2021 was $4,222,157 compared to net income of $438,064 for the three months ended March 31, 2020. The net loss for the three months ended March 31, 2021 was primarily attributable to the operating loss discussed above of $782,890, interest expense incurred of $861,248, and warrant modification expense of $2,881,729, all of which was partially offset by the gain of $303,710 resulting from the forgiveness of the PPP loan and accrued interest. The net income for the three months ended March 31, 2020 was $438,064 and was primarily attributable to operating profit of $1,039,406 offset by interest expense incurred of $601,342.

Liquidity and Capital Resources

Sources of Liquidity

We generated an operating loss of $782,890 and a net loss of $4,222,157 for the three months ended March 31, 2021. As of March 31, 2021, we had cash and stockholders’ equity of $8,515,824 and $18,490,578, respectively. At March 31, 2021, we had working capital of $3,919,847.

Given our cash position at March 31, 2021 and our projected cash flow from operations, we believe that we will have sufficient capital to sustain operations for a period of one year following the date of this filing. We may also raise funds through equity or debt offerings to increase our working capital and to accelerate the execution of our long-term strategic plan to develop and commercialize our core products and to fulfill our product development commitments.

Cash Generated by Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for product, research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the three months ended March 31, 2021, net cash used in operating activities totaled $1,002,766, which was comprised of a net loss of $4,222,157, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $3,302,130, and changes in operating assets and liabilities of negative $82,739, as compared to net cash provided by operating activities of $517,260 for the three months ended March 31, 2020, which was comprised of net income of $438,064, positive non-cash adjustments to reconcile net income to net cash used in operating activities of $421,732, and changes in operating assets and liabilities of negative $342,536.

Cash Used in Investing Activities. During the three months ended March 31, 2021 and 2020, we did not have any net cash used in investing activities.

Cash Provided by Financing Activities. During the three months ended March 31, 2021, net cash provided by financing activities totaled $5,131,174 and was primarily related to the proceeds received from the exercising of warrants into common stock of $6,670,494 and from the issuance of Series E preferred stock of $4,000,003, all of which was partially offset by term loan repayments totaling $5,515,625 and fees paid in connection with equity offerings of $23,698. During the three months ended March 31, 2020, net cash used in financing activities totaled $665,625 and was related to our term loan repayments.

Potential Impacts of COVID-19 on Our Business and Operations

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Sales volumes and the related revenues for most of our products and services were significantly impacted during the latter portion of the first quarter and throughout the balance of 2020 as a result of the healthcare industry’s focus on COVID prevention and treatment, which impacted the markets we serve, in particular the VA hospital and clinics. Sales of our products and services have continued to be impacted as various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic, the public remains wary of real or perceived opportunities for exposure to the virus. We believe the extent of the COVID-19 pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Although we have experienced some positive trends during the first four months of 2021, because of these uncertainties, we cannot estimate how long or to what extent the pandemic will impact our operations.

In light of broader macro-economic risks and already known impacts on certain industries that use our products and services, during 2020 we took targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this report on Form 10-Q. We do not expect there to be material changes to our assets on our balance sheet or our ability to timely account for those assets.

To date, travel restrictions and border closures have not materially impacted our ability to obtain inventory or manufacture or deliver products or services to customers; however, they have impacted our ability to develop new markets and visit certain facilities, particularly VA hospital. We have taken steps to restrain and monitor our operating expenses and continue to monitor the trends in our business and broader economy to ensure that we properly track any material changes to the relationship between costs and revenues.

Impact of Inflation

We believe that our business has not been affected to a significant degree by inflationary trends during the past three years. However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets. We have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during the remainder of fiscal year 2021. As such, we do not believe that inflation will have a significant impact on our business during the remainder of fiscal year 2021.

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

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the three months ended March 31, 2021, included elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2021. Management has not completed such evaluation but has concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As reported in our annual report on Form 10-K for the period ended December 31, 2020, during the closing procedures associated with its 2020 audit, management identified an employee theft event involving a non-material amount of money for the fiscal year ended December 31, 2020. Management determined that the incident was due to a material weakness in its controls and procedures, specifically as a result of the lack of segregation of duties due to the limited number of employees performing certain administrative functions. In order to remediate the material weakness and further strengthen the controls, management initiated or enhanced certain receivables handling procedures by strictly controlling access to incoming mail and physical checks received by the Company. During the first quarter of 2021, we hired a forensic auditor who evaluated our transactions and determined that the incident was isolated. The Company was made whole during the quarter ended March 31, 2021.

As of March 31, 2021, our management concluded that certain previously disclosed material weaknesses in our internal controls over financial reporting continue to exist. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions. Management has recently hired an assistant controller with significant experience to help address this situation.  Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can conclude that we have remediated our material weaknesses.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In connection with the sale of Fit-Pay, Inc., Giesecke+Devrient Mobile Security America, Inc. (“GDMSAI”) has identified a disagreement with the Company over calculation of dividends with respect to GDMSAI’s Series C Non-Convertible Voting Preferred Stock (the “Series C”) of the Company. On August 13, 2020, the Company was sued by GDMSAI seeking, among other things, $440,000 of dividends that it believes are owed to it pursuant to the terms of the Series C. The Company believes that GDMSAI’s claims are not correct is vigorously defending the action. The Company moved to have the case removed from Delaware to New York, where the Company claims the forum clause requires the claims to be heard. The Company has opposed GDMSAI’s motion for summary judgment. In March 2021, a Delaware Chancery court rejected our argument that the Fit Pay merger agreement requires litigation solely in New York and thereafter granted GDMSAI summary judgment on the merits, holding that relevant dividend language required a perpetually paid dividend once the $50M threshold had been achieved. The Company has filed a notice of appeal and plans to appeal the Delaware Chancery court’s decision. There are no assurances that our appeal will be successful and even if our appeal is successful that a New York court will agree with our interpretation of the manner in which dividends on the Series C Preferred are to be calculated. If we are unsuccessful, we will be responsible for paying $440,000 of dividends plus interest. The judgment may also trigger an event of default with our senior debt facility. Although we are attempting to negotiate a waiver of this provision in our credit agreement, there are no assurances that we will be successful in doing so or on terms reasonably favorable to the Company.

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

Nxt-ID, Inc.

Date: May 17, 2021	By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer and Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith.