Form 10-Q
period 2021-06-30
Nxt-ID, Inc.
filed 2021-08-16
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

As of August 13, 2021, there were 53,311,898 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$3,242,925	$4,387,416
Restricted cash	150,130	150,130
Accounts receivable, net	124,572	133,719
Inventory, net	745,653	767,351
Prepaid expenses and other current assets	657,035	455,553
Total Current Assets	4,920,315	5,894,169
Property and equipment:
Equipment	183,044	183,044
Furniture and fixtures	98,839	98,839
Tooling and molds	644,462	644,462
	926,345	926,345
Accumulated depreciation	(924,541)	(897,137)
Property and equipment, net	1,804	29,208
Right-of-use assets	278,399	306,786
Goodwill	15,479,662	15,479,662
Other intangible assets, net of amortization of $3,743,882 and $3,366,105, respectively	4,860,685	5,238,462
Total Assets	$25,540,865	$26,948,287
Liabilities, Series C Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,697,673	$2,748,814
Accrued expenses	2,460,611	1,315,262
Term loan facility, net of debt discount of $26,616 and $0, respectively, and deferred debt issuance costs of $118,205 and $0, respectively	919,806	2,062,500
Other short-term debt	-	346,390
Other current liabilities	1,072,500	-
Total Current Liabilities	6,150,590	6,472,966

Term loan facility, net of debt discount of $0 and $137,855, respectively and deferred debt issuance costs $0 and $713,119, respectively	-	8,182,403
Other long-term liabilities	223,145	1,326,409
Total Liabilities	6,373,735	15,981,778
Commitments and Contingencies
Series C Preferred Stock
Series C Preferred Stock, par value $0.0001 per share: 2,000 shares designated; 2,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,807,300	1,807,300
Stockholders’ Equity
Preferred Stock, par value $0.0001 per share: 10,000,000 shares authorized
Series A Preferred Stock, par value $0.0001 per share: 3,125,000 shares designated; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Series B Preferred Stock, par value $0.0001 per share: 4,500,000 shares designated; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Series D Preferred Stock, par value $0.0001 per share: 1,515,151 shares designated; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Series E Preferred Stock, par value $0.0001 per share: 1,476,016 shares designated; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Common Stock, par value $0.0001 per share: 100,000,000 shares authorized; 53,311,898 and 40,619,974 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	5,331	4,062
Additional paid-in capital	89,041,202	74,583,144
Accumulated deficit	(71,686,703)	(65,427,997)
Total Stockholders’ Equity	17,359,830	9,159,209
Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$25,540,865	$26,948,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

Revenues	$5,221,257	$6,227,012
Cost of goods sold	1,850,607	1,617,183

Gross Profit	3,370,650	4,609,829

Operating Expenses
General and administrative	2,669,869	1,885,819
Selling and marketing	1,178,777	1,288,541
Research and development	516,566	499,389

Total Operating Expenses	4,365,212	3,673,749

Operating (Loss) Income	(994,562)	936,080

Other Income and (Expense)
Interest expense	(1,250,790)	(1,165,645)
Warrant modification expense	(2,881,729)	-
Forgiveness of PPP loan and accrued interest	349,176	-
Total Other Expense, Net	(3,783,343)	(1,165,645)

Loss before Income Taxes	(4,777,905)	(229,565)
Provision for Income Taxes	-	-
Net Loss	(4,777,905)	(229,565)
Preferred stock dividends, including deemed dividend on redeemable Series E convertible preferred stock	(2,170,801)	(50,000)

Net Loss applicable to Common Stockholders	$(6,948,706)	$(279,565)

Net Loss Per Share – Basic and Diluted	$(0.14)	$(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	50,766,364	30,245,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,
	2021	2020

Revenues	$2,782,575	$2,482,983
Cost of goods sold	962,514	669,059

Gross Profit	1,820,061	1,813,924

Operating Expenses
General and administrative	1,171,746	1,041,613
Selling and marketing	618,336	562,860
Research and development	241,651	312,777

Total Operating Expenses	2,031,733	1,917,250

Operating Loss	(211,672)	(103,326)

Other Income and (Expense)
Interest expense	(389,542)	(564,303)
Forgiveness of PPP loan and accrued interest	45,466	-
Total Other Expense, Net	(344,076)	(564,303)

Loss before Income Taxes	(555,748)	(667,629)
Provision for Income Taxes	-	-
Net Loss	(555,748)	(667,629)
Preferred stock dividends	(615,000)	(25,000)

Net Loss applicable to Common Stockholders	$(1,170,748)	$(692,629)

Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	53,311,898	30,337,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2021	-	$-	40,619,974	$4,062	$74,583,144	$(65,427,997)	$9,159,209

Issuance of stock options for services			-	-	80,000	-	80,000

Issuance of Series E preferred stock, net	1,476,016	4,000,003	-	-	-	-	4,000,003

Conversion of Series E preferred stock to common stock	(1,476,016)	(4,000,003)	2,952,032	295	3,999,708	-	-

Deemed dividend related to beneficial conversion feature of Series E preferred stock			-	-	1,480,801	(1,480,801)	-

Exercise of common stock purchase warrants for cash			5,367,737	537	6,669,957	-	6,670,494

Exercise of common stock purchase warrants on a cashless basis			4,239,329	424	(424)	-	-

Warrant modification expense recorded in connection with the issuance of replacement warrants			-	-	2,881,729	-	2,881,729

Shares issued in connection with the management incentive plan for 2018 and 2019			132,826	13	80,443	-	80,456

Fees incurred in connection with equity offerings			-	-	(44,156)	-	(44,156)

Net loss			-	-	-	(4,777,905)	(4,777,905)

Preferred stock dividends					(690,000)		(690,000)
Balance – June 30, 2021	-	$-	53,311,898	$5,331	$89,041,202	$(71,686,703)	$17,359,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – April 1, 2021	-	$-	53,311,898	$5,331	$89,616,202	$(71,130,955)	$18,490,578

Issuance of stock options for services			-	-	40,000	-	40,000

Net loss			-	-	-	(555,748)	(555,748)

Preferred stock dividends					(615,000)		(615,000)
Balance – June 30, 2021	-	$-	53,311,898	$5,331	$89,041,202	$(71,686,703)	$17,359,830

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

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

Cash Flows from Operating Activities
Net Loss	(4,777,905)	(229,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,404	33,214
Stock based compensation	688,000	80,000
Amortization of debt discount	111,239	54,519
Amortization of intangible assets	377,777	377,777
Amortization of deferred debt issuance costs	594,914	282,027
Non-cash charge for modification of warrant terms	2,881,729	-
Forgiveness of PPP loans and accrued interest	(349,176)	-
Changes in operating assets and liabilities:
Accounts receivable	9,147	27,419
Inventory	21,698	495,237
Prepaid expenses and other current assets	(201,482)	(60,389)
Accounts payable	(1,085,267)	(283,534)
Accrued expenses	(13,456)	(166,711)
Total Adjustments	3,062,527	839,559
Net Cash (Used in) Provided by Operating Activities	(1,715,378)	609,994

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Term loan repayment	(10,031,250)	(1,181,250)
Proceeds received in connection with issuance of Series E preferred stock, net	4,000,003	-
Proceeds from exercise of common stock warrants	6,670,494	-
Payment of closing related fees	(68,360)	-
Proceeds from PPP loan	-	346,390
Net Cash Provided by (Used in) Financing Activities	570,887	(834,860)
Net Decrease in Cash and Restricted Cash	(1,144,491)	(224,866)
Cash and Restricted Cash – Beginning of Period	4,537,546	1,737,380
Cash and Restricted Cash – End of Period	$3,393,055	$1,512,514
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$592,237	$845.528
Taxes	$47,874	$10,014
Non-cash financing activities:
Accrued fees incurred in connection with equity offerings	$34,126	$24,404
Common Stock issued in connection with management incentive plans	$80,456	$200,794
Accrued Series C Preferred Stock dividends	$690,000	$50,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2021, and for the six and three months ended June 30, 2021 and 2020 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2021 and the condensed consolidated statements of operations and changes in equity for the six and three months ended June 30, 2021 and June 30, 2020 and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and June 30, 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the six and three months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or for any future interim period. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and the notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 15, 2021.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Liquidity

The Company generated an operating loss of $994,562 and a net loss of $4,777,905 during the six months ended June 30, 2021. As of June 30, 2021, the Company had cash and stockholders’ equity of $3,242,925 and $17,359,830, respectively. At June 30, 2021, the Company had a working capital deficiency of $1,230,275.

The Company used cash of $1,715,378 in operations in the first six months of 2021, which includes a one-time $1.1 million payout of old AP. Adjusting for that, the Company believes the cash balance of $3.2 million is sufficient to sustain operations for the next 12 months. The Company expects to close on $4.0 million of additional working capital before the end of August 2021.

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

Revenue Recognition

The Company’s revenues consist of product sales to either end customers or to distributors and its sales are recognized at a point-in-time under the core principle of recognizing revenue when control of the product transfers to the customer. The Company recognizes revenue when it ships or delivers the product from its fulfillment center to its customer, when the customer accepts and has legal title of the product, and the Company has a present right to payment for the product. For the three and six months ended June 30, 2021 and 2020, the Company had no sales recognized over time. The Company invoices its customers at the same time that the Company’s performance obligation is satisfied. The Company generally receives customer orders with a specified delivery date and orders typically fluctuate from month-to-month based on customer demand and general business conditions.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company offers standard product warranty coverage which provides assurance that the Company’s products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment. The Company’s warranty liabilities and related expense have not been material and were not material in the accompanying condensed consolidated financial statements as of June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020.

Accounts Receivable

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At June 30, 2021 and December 31, 2020, the Company had an allowance for doubtful accounts of $52,111 and $126,733, respectively.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of June 30, 2021, inventory was comprised of $204,695 in raw materials and $540,958 in finished goods on hand. Inventory at December 31, 2020 was comprised of $199,523 in raw materials and $567,828 in finished goods on hand. The Company is required to prepay for certain inventory with certain vendors until credit terms can be established. As of June 30, 2021 and December 31, 2020, the Company had prepaid inventory of $561,730 and $332,475, respectively. These prepayments were made primarily for finished goods inventory, and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Other Intangible Assets

At June 30, 2021, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $2,260,878; trademarks of $947,314; and customer relationships of $1,652,493. At December 31, 2020, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $2,445,709; trademarks of $978,494; and customer relationships of $1,814,259. The Company will continue amortizing these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the six and three months ended June 30, 2021, the Company had amortization expense of $377,777 and $189,932, respectively, related to the LogicMark intangible assets. During the six and three months ended June 30, 2020, the Company had amortization expense of $377,777 and $189,932, respectively, related to the LogicMark intangible assets.

As of June 30, 2021, total amortization expense estimated for the remainder of fiscal year 2021 is approximately $384,000, and for each of the next five fiscal years, 2022 through 2026, the total amortization expense is estimated to be as follows: 2022 - $762,000; 2023 - $762,000; 2024 - $762,000; 2025 - $762,000; and 2026 - $619,000.

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

Net Loss per Share

Basic loss per share was computed using the weighted average number of shares of common stock outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 408,584 shares of common stock and warrants to purchase 9,378,133 shares of common stock as of June 30, 2021 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of June 30, 2020, potentially dilutive securities from the exercise of stock options to purchase 193,652 shares of common stock and warrants to purchase 6,973,221 shares of common stock were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

Recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Debt refinancings

On May 3, 2019, LogicMark, completed the closing of a $16,500,000 senior secured term loan with the lenders thereto and CrowdOut Capital, LLC, as administrative agent. The Company used the proceeds from the term loan to repay LogicMark’s existing term loan facility with Sagard Holdings Manager LP and to pay other costs related to the refinancing. The original maturity date of the term loan was May 3, 2022 and required the Company to make minimum principal payments over the three-year term amortized over 96 months. During the six months ended June 30, 2021, the Company has made scheduled principal repayments totaling $1,031,250. On February 8, 2021, LogicMark entered into a second amendment to the senior secured term loan with CrowdOut Capital LLC. Pursuant to the second amendment, LogicMark made a $5,000,000 voluntary prepayment on the principal amount of the term loan and paid a prepayment premium of $125,000, which was equivalent to 2.5% of the prepayment, rather than 5% of the prepayment as required by the Credit Agreement. The prepayment premium is included in interest expense for the six months ended June 30, 2021 in the condensed consolidated statement of operations. In addition, the maturity date of the term loan was extended to March 22, 2023. In addition, the Company also made voluntary prepayments of the term loan with CrowdOut Capital LLC in both May and June 2021 of $3,000,000 and $1,000,000, respectively with cash primarily provided by the issuance of equity securities and warrant exercises. The outstanding principal amount of the term loan bears interest at a rate of LIBOR, adjusted monthly, plus 11.0% per annum (approximately 13.0% as of June 30, 2021). The Company incurred $412,500 in original issue discount for closing related fees charged by the Lender. During the six and three months ended June 30, 2021, the Company amortized $111,239 and $33,439, respectively of the original issue discount which is included in interest expense in the condensed consolidated statement of operations. At June 30, 2021 the unamortized balance of the original issue discount was $26,616. The Company also incurred $1,831,989 in deferred debt issue costs related to the term loan. The deferred debt issue costs include an exit fee of $1,072,500 due to CrowdOut Capital by December 1, 2021 The liability for the exit fee is included as part of other current liabilities in the Company’s condensed consolidated balance sheet. During the six and three months ended June 30, 2021, the Company amortized $594,914 and $192,460, respectively of the deferred debt issue costs which is included in interest expense in the condensed consolidated statement of operations. At June 30, 2021 the unamortized balance of deferred debt issuance costs was $118,205.

Debt Maturity

The maturity of the Company’s term debt is as follows:

2021 (remainder)	$1,064,627
Total term debt	$1,064,627

On November 16, 2020, the Company and CrowdOut Capital LLC, as administrative agent, entered into the first amendment to the senior secured term loan. In connection with the first amendment, CrowdOut Capital LLC, as administrative agent, agreed to modify the financial ratios contained in the senior secured term retroactively and prospectively. Based on the senior secured term loan, as amended, the Company was in compliance with such covenants at June 30, 2021.

On July 1, 2021, the Company, made a $1,064,627 voluntary prepayment (the “Prepayment”) on its term loan. The Company did not incur a prepayment premium as it relates to this voluntary prepayment. After this prepayment, the Company’s term loan balance was $0.

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

The Loans, which were in the form of PPP promissory notes and agreements, dated May 1, 2020 (the “Note Agreements”), were to mature on May 6 and May 8, 2022, respectively, and bear interest at a rate of 1.00% fixed per annum, payable monthly commencing on November 6 and November 8, 2020, respectively. The Loans may be prepaid by the Borrowers at any time prior to maturity with no prepayment penalties. The Borrowers used the proceeds from the Loans for payroll, payroll taxes, and group healthcare benefits. Under the terms of the Note Agreements, certain amounts of the Loans may be forgiven if they are used for qualifying expenses, as described in the Note Agreements.

On March 2, 2021, the Company’s wholly-owned subsidiary, LogicMark, LLC received notification from the Small Business Administration that repayment of its loan under the Paycheck Protection Program in the amount of $301,390 plus accrued interest of $2,320 has been forgiven. On May 20, 2021, the Company received notification from the Small Business Administration that repayment of its loan under the Paycheck Protection Program in the amount of $45,000 plus accrued interest of $466 has been forgiven. The income resulting from the forgiveness of both of the PPP loans and the related accrued interest is included in other income in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2021.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Stockholders’ Equity

February 2021 Offering

On February 2, 2021, the Company closed a registered direct offering pursuant to which the Company issued (i) an aggregate of 1,476,016 shares of Series E preferred stock, convertible into an aggregate of up to 2,952,032 shares of common stock, (ii) common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $1.23 per share, subject to customary adjustments thereunder, which were exercisable immediately upon issuance and have a term of five years, and (iii) common stock purchase warrants to purchase up to an aggregate of 1,952,032 shares of common stock at an exercise price of $1.23 per share with a term of five and one-half (5.5) years first exercisable six (6) months after issuance, subject to customary adjustments thereunder, for gross proceeds of $4,000,003, before deducting any offering expenses. The Company used the net proceeds from this offering for working capital and liability reduction purposes including additional term debt repayment. In February 2021, 1,476,016 shares of Series E preferred stock were converted into 2,952,032 shares of common stock. Also in February 2021 the Company recorded a deemed dividend of $1,480,801 from the beneficial conversion feature associated with the issuance of the Series E convertible preferred stock and warrants.

December 2020 Offering

On December 18, 2020, the Company closed a registered direct offering pursuant to which the Company issued (i) an aggregate of 1,515,151 shares of Series D preferred stock, convertible into an aggregate of up to 3,030,304 shares of common stock, (ii) common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $0.49 per share, subject to customary adjustments thereunder, which were exercisable immediately upon issuance and have a term of five years, and (iii) common stock purchase warrants to purchase up to an aggregate of 5,060,606 shares of common stock at an exercise price of $0.49 per share with a term of five and one-half (5.5) years first exercisable six (6) months after issuance, subject to customary adjustments thereunder, for gross proceeds of $2,000,000, before deducting any offering expenses. The Company used the net proceeds from this offering for working capital, new product initiatives and other general corporate purposes. On December 21, 2020, 1,515,151 shares of Series D preferred stock were converted into 3,030,304 shares of common stock. During the year ended December 31, 2020, the Company recorded a deemed dividend of $758,922 from the beneficial conversion feature associated with the issuance of the Series D convertible preferred stock and warrants.

July 2020 Offering

On July 14, 2020, the Company closed a registered direct offering of (i) an aggregate of 3,778,513 shares of the Company’s common stock, par value $0.0001 per share; (ii) pre-funded warrants to purchase up to an aggregate of 734,965 shares of Common Stock at an exercise price of $0.01 per share, subject to customary adjustments thereunder; (iii) registered warrants, with a term of five (5) years exercisable immediately upon issuance, to purchase an aggregate of up to 1,579,718 shares of Common Stock (at an exercise price of $0.50 per share, subject to customary adjustments thereunder; and (iv) unregistered warrants, with a term of five and one-half (5.5) years first exercisable six (6) months after issuance, to purchase an aggregate of up to 3,750,000 shares of Common Stock at an exercise price of $0.65 per share, subject to customary adjustments thereunder, for gross proceeds of $1,864,528, before deducting any offering expenses. The Company used the net proceeds from this Offering for working capital, new product initiatives and other general corporate purposes.

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

During the six months ended June 30, 2021, the Company issued an aggregate of 408,584 stock options to purchase shares of common stock under the LTIP to four (4) non-employee directors for serving on the Company’s board. The weighted average exercise price of these stock options is approximately $0.59 and stock options were fully vested at the issuance date. The aggregate fair value of the stock options issued to the directors was $80,000.

Nxt-ID, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In addition, during the six months ended June 30, 2021, the Company issued 132,826 shares of common stock with an aggregate fair value of $80,456 to certain employees related to the Company’s 2018 and 2019 management incentive plans.

During the six months ended June 30, 2021, the Company accrued $100,000 of management and employee bonus expense. The Company has typically paid a substantial portion of the bonus accrual with shares of common stock.

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

The Company used the proceeds from the exercise of the Original Warrants for working capital purposes, new product development efforts and to reduce its term debt outstanding.

The Company recorded a warrant modification expense of $2,881,729 for the six months ended June 30, 2021 resulting from the issuance of 2,469,136 replacement warrants with an exercise price of $1.525 for warrants that were exercised in January and February 2021.

As of June 30, 2021, the Company had outstanding warrants to purchase an aggregate of 9,378,133 shares of common stock with a weighted average exercise price and remaining life of $1.70 and 3.46 years, respectively. During the six months ended June 30, 2021, 86,072 warrants expired. At June 30, 2021, the warrants had an aggregate intrinsic value of $1,012,361.

During the six months ended June 30, 2021, 3,749,000 warrants were exercised on a cashless basis and were converted into 2,073,687 shares of common stock.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the sale of Fit-Pay, Inc., Giesecke+Devrient Mobile Security America, Inc. (“GDMSAI”) has identified a disagreement with the Company over calculation of dividends with respect to GDMSAI’s Series C Non-Convertible Voting Preferred Stock (the “Series C”) of the Company. On August 13, 2020, GDMSAI sued the Company in Delaware Chancery Court seeking, among other things, $540,000 of dividends that it believes are owed to it pursuant to the terms of the Series C. In March 2021, a Delaware Chancery granted GDMSAI summary judgment on the merits, holding that relevant dividend language required a perpetually paid dividend once the $50 million threshold had been achieved. The Company has filed a notice of appeal On August 11, 2021, the Company entered into a settlement agreement whereby the Company would pay $540,000 of dividends plus $55,000 of pre-judgement interest, but no post-judgement interest. The settlement is payable in tranches ending in November 2021. This amount has been accrued on the accompanying balance sheet at June 30, 2021

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of our business. Other than the above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting our company, or any of our subsidiaries in which an adverse decision could have a material adverse effect upon our business, operating results, or financial condition.

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

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company utilizes its incremental borrowing rate by lease term, in order to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On January 1, 2019, the discount rate used on existing leases at adoption was determined based on the remaining lease term using available data as of that date. The Company’s current lease agreement for its warehouse space located in Louisville, Kentucky expired on August 31, 2020. As a result, the Company entered into a new five-year lease agreement in June 2020 for new warehouse space also located in Louisville, Kentucky. The monthly rent which commenced in September 2020 is $6,000 per month and increases approximately 3% annually thereafter. The ROU asset value added as a result of this new lease agreement was $279,024. The Company’s ROU asset and lease liability accounts reflect the inclusion of this new lease agreement on the Company’s condensed consolidated balance sheet as of June 30, 2021.

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

Nxt-ID, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the six months ended June 30, 2021, total operating lease cost was $63,869 and is recorded in cost of sales and selling, general and administrative expenses, dependent on the nature of the leased asset. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable lease for the remainder of 2021 as well as each of the next five years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on the Company’s condensed consolidated balance sheet, as of June 30, 2021:

Year Ended December 31,

2021 (excluding the six months ended June 30, 2021)	$45,893
2022	93,385
2023	89,724
2024	80,000
2025	54,400
Total future minimum lease payments	$363,402
Less imputed interest	(81,003)
Total present value of future minimum lease payments	$282,399

As of June 30, 2021

Operating lease right-of-use assets	$278,399

Other accrued expenses	$59,254
Other long-term liabilities	$223,145
$282,399

As of June 30, 2021

Weighted Average Remaining Lease Term	3.78 years
Weighted Average Discount Rate	12.80%

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

On August 13, 2021, the Company entered into a securities purchase agreement with several institutional investors (the “Investors”) providing for an aggregate investment of $4,000,000 by the Investors for the issuance by the Company to them of (i) 1,333,333 shares of Series F Convertible Preferred Stock, par value $0.0001 per share, of the Company; and (ii) warrants, with a term of five (5) years exercisable immediately upon issuance, to purchase an aggregate of up to 6,666,667 shares of Common Stock at an exercise price of $0.78 per share, subject to customary adjustments thereunder. Holders of the Warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the Warrant Shares at the time of exercise, by exercising on a cashless basis pursuant to the formula provided in the Warrants. The closing of the offering is subject to certain conditions precedent, including the filing of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the six and three months ended June 30, 2021 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

Personal emergency response system devices are used to call for help and medical care during an emergency. These devices are also used by a wide patient pool, as well as the general population, to ensure safety and security when living or traveling alone. The global medical alert systems market caters to different end-users across the healthcare industry, including individual users, hospitals and clinics, assisted living facilities and senior living facilities. The growing demand for home healthcare devices is mainly driven by an aging population, rising healthcare costs and a severe shortage of workers in the home healthcare market worldwide. It is very beneficial for seniors who have a history of falling or have been identified as having a high fall risk, older individuals who live alone and people who have mobility issues. We believe that the aging population will spur the usage of medical alert systems across the globe, as they offer safety and medical security while being affordable and accessible.

Results of Operations

Comparison of six and three months ended June 30, 2021 and June 30, 2020

Revenue. Our revenues for the six and three months ended June 30, 2021 were $5,221,257 and $2,782,575, respectively, compared to $6,227,012 and $2,482,983, respectively for the six and three months ended June 30, 2020. The decrease in our revenues for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is primarily attributable to LogicMark’s decreased sales volume resulting from the COVID-19 pandemic. The increase in our revenue for the three months ended June 30, 2021 compared to 2020 is primarily attributable to the beginning of a slight resurgence in the overall general economy and the VA hospitals and clinics coming back online.

Cost of Revenue and Gross Profit. Our gross profit for the six and three months ended June 30, 2021 was $3,370,650 and $1,820,061, respectively, compared to a gross profit of $4,609,829 and $1,813,924, respectively for the six and three months ended June 30, 2020. The decrease in gross profit for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is primarily attributable to LogicMark’s decreased sales volume resulting from the COVID-19 pandemic as well as to the higher product cost of inventory purchased for resale. The gross profit in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was relatively flat in spite of the higher sales volume for the three months ended June 30, 2021 as compared to the same period for 2020. The increase in gross profit resulting from the higher sales volume for the three months ended June 30, 2021 was essentially offset by the higher product cost of inventory purchased for resale.

Operating Expenses. Operating expenses for the six months ended June 30, 2021 totaled $4,365,212 and consisted of research and development expenses of $516,566, selling and marketing expenses of $1,178,777 and general and administrative expenses of $2,669,869. The research and development expenses related primarily to salaries and consulting services of $461,113. Selling and marketing expenses consisted primarily of salaries and consulting services of $282,823, amortization of intangibles of $377,777, freight charges of $224,561, merchant processing fees of $109,131, and sales commissions of $113,373. General and administrative expenses consisted of salaries and consulting services of $417,178, accrued management and employee incentives of $100,000, legal, audit and accounting fees of $530,080 and insurance of $277,817. Also included in general and administrative expenses is $688,000 in non-cash stock compensation expense to management and board members.

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

Operating expenses for the three months ended June 30, 2021 totaled $2,031,733 and consisted of research and development expenses of $241,651, selling and marketing expenses of $618,336 and general and administrative expenses of $1,171,746. The research and development expenses related primarily to salaries and consulting services of $218,530. Selling and marketing expenses consisted primarily of salaries and consulting services of $156,652, amortization of intangibles of $189,932, freight charges of $118,136, merchant processing fees of $57,630, and sales commissions of $58,312. General and administrative expenses consisted of salaries and consulting services of $233,009, accrued management and employee incentives of $50,000, legal, audit and accounting fees of $277,259 and insurance of $137,792.

Operating expenses for the three months ended June 30, 2020 totaled $1,917,250 and consisted of research and development expenses of $312,777, selling and marketing expenses of $562,860 and general and administrative expenses of $1,041,613. The research and development expenses related primarily to salaries and consulting services of $286,960. Selling and marketing expenses consisted primarily of salaries and consulting services of $121,699, amortization of intangibles of $189,932, freight charges of $101,234, merchant processing fees of $53,999, and sales commissions of $56,410. General and administrative expenses consisted of salaries and consulting services of $218,564, accrued management and employee incentives of $40,000, legal, audit and accounting fees of $277,259 and insurance of $112,678.

Operating (Loss) Income. The operating loss for the six and three months ended June 30, 2021 was $(994,562) and $(211,672), respectively, compared with operating income of $936,080 and an operating loss of $(103,326), respectively for the six and three months ended June 30, 2020. The decrease in operating income or increase in operating loss, as applicable, for the six and three months ended June 30, 2021 as compared to the six and three months ended June 30, 2020 is primarily attributable to the lower gross profit discussed above and higher operating expenses incurred in the six and three months ended June 30, 2021 as compared to the six and three months ended June 30, 2020.

Net Loss. The net loss for the six months ended June 30, 2021 was $4,777,905 compared to a net loss of $229,565 for the six months ended June 30, 2020. The net loss for the six months ended June 30, 2021 was primarily attributable to the operating loss discussed above of $994,562, interest expense of $1,250,790 and warrant modification expense of $2,881,729 which was partially offset by PPP loan forgiveness of $349,176. The net loss for the six months ended June 30, 2020 was $229,565 and was primarily attributable to the operating profit discussed above of $936,080 which was offset by interest expense incurred of $1,165,645.

The net loss for the three months ended June 30, 2021 was $555,748 compared to a net loss of $667,629 for the three months ended June 30, 2020. The net loss for the three months ended June 30, 2021 was primarily attributable to the operating loss discussed above of $211,672 and interest expense incurred of $389,542 which was partially offset by PPP loan forgiveness of $45,466. The net loss for the three months ended June 30, 2020 was primarily attributable to the operating loss discussed above of $103,326 and interest expense incurred of $564,303.

Liquidity and Capital Resources

Sources of Liquidity

We generated an operating loss of $994,562 and incurred a net loss of $4,777,905 for the six months ended June 30, 2021. As of June 30, 2021, we had cash and stockholders’ equity of $3,242,925 and $17,359,830, respectively. At June 30, 2021, we had a working capital deficiency of $1,230,275.

The Company used cash of $1,715,378 in operations in the first six months of 2021, which includes a one-time $1.0 million payout of old accounts payable. Adjusting for that, the Company believes the cash balance of $3.2 million is sufficient to sustain operations for the next 12 months. The Company expects to close on $4.0 million of additional working capital before the end of August 2021.

On August 13, 2021, the Company entered into a securities purchase agreement with several institutional investors (the “Investors”) providing for an aggregate investment of $4,000,000 by the Investors for the issuance by the Company to them of (i) 1,333,333 shares of Series F Convertible Preferred Stock, par value $0.0001 per share, of the Company; and (ii) warrants, with a term of five (5) years exercisable immediately upon issuance, to purchase an aggregate of up to 6,666,667 shares of Common Stock at an exercise price of $0.78 per share, subject to customary adjustments thereunder. Holders of the Warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the Warrant Shares at the time of exercise, by exercising on a cashless basis pursuant to the formula provided in the Warrants. The closing of the offering is subject to certain conditions precedent, including the filing of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2021.

Cash Generated by Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for product, research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with normal trade payment terms. During the six months ended June 30, 2021, net cash used in operating activities totaled $1,715,378, which was comprised of a net loss of $4,777,905, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $4,331,887, and changes in operating assets and liabilities of negative $1,269,360, as compared to net cash provided by operating activities of $609,994 for the six months ended June 30, 2020, which was comprised of a net loss of $229,565, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $827,537, and changes in operating assets and liabilities of positive $12,022.

Cash Used in Investing Activities. During the six months ended June 30, 2021 and June 30, 2020, we did not have any net cash used in investing activities.

Cash Provided by Financing Activities. During the six months ended June 30, 2021, net cash provided by financing activities totaled $570,887 and was primarily related to the proceeds received from the exercising of warrants into common stock of $6,670,494 and from the issuance of Series E preferred stock of $4,000,003, all of which was partially offset by term loan repayments totaling $10,031,250 and fees paid in connection with equity offerings of $68,360. During the six months ended June 30, 2020, net cash used in financing activities totaled $834,860 and was related to our term loan repayments of $1,181,250 which was partially offset by $346,390 in loan proceeds received under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act.

Potential Impacts of COVID-19 on Our Business and Operations

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Sales volumes and the related revenues for most of our products and services were significantly impacted during the latter portion of the first quarter and throughout the balance of 2020 and now well into 2021 as a result of the healthcare industry’s focus on COVID prevention and treatment, which impacted the markets we serve, in particular the VA hospital and clinics. Sales of our products and services have continued to be impacted as various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic, the public remains wary of real or perceived opportunities for exposure to the virus. We believe the extent of the COVID-19 pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of the current nationwide prevalence of the new COVID-19 Delta variant, we cannot estimate how long or to what extent the pandemic will impact our operations.

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

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the six months ended June 30, 2021, included elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2021. Management has not completed such evaluation but has concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As reported in our annual report on Form 10-K for the period ended December 31, 2020, during the closing procedures associated with our 2020 audit, management identified an employee theft event involving a non-material amount of money for the fiscal year ended December 31, 2020. Management determined that the incident was due to a material weakness in its controls and procedures, specifically as a result of the lack of segregation of duties due to the limited number of employees performing certain administrative functions. In order to remediate the material weakness and further strengthen the controls, management initiated or enhanced certain receivables handling procedures by strictly controlling access to incoming mail and physical checks received by the Company. During the first quarter of 2021, we hired a forensic auditor who evaluated our transactions and determined that the incident was isolated. The Company was made whole during the first quarter of 2021. In July 2021, we retained Mark Archer as our Interim Chief Financial Officer, who has over 40 years of financial and operational experience, including assignments in technology and consumer products companies.

As of June 30, 2021, our management concluded that certain previously disclosed material weaknesses in our internal controls over financial reporting continue to exist. Specifically, we have difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions. Management has recently hired an assistant controller with significant experience to help address this situation.  Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can conclude that we have remediated our material weaknesses.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except that, in July 2021, we retained Mark Archer as our Interim Chief Financial Officer. Mr. Archer succeeded Vincent S. Miceli, who departed his role as the Chief Executive Officer and Chief Financial Officer of the Company.

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

In connection with the sale of Fit-Pay, Inc., Giesecke+Devrient Mobile Security America, Inc. (“GDMSAI”) has identified a disagreement with the Company over calculation of dividends with respect to GDMSAI’s Series C Non-Convertible Voting Preferred Stock (the “Series C”) of the Company. On August 13, 2020 GDMSAI sued the Company in Delaware Chancery Court seeking, among other things, $440,000 of dividends that it believes are owed to it pursuant to the terms of the Series C. In March 2021, a Delaware Chancery granted GDMSAI summary judgment on the merits, holding that relevant dividend language required a perpetually paid dividend once the $50 million threshold had been achieved. The Company has filed a notice of appeal. On August 11, 2021, the Company entered into a settlement agreement whereby the Company would pay $540,000 of dividends plus $55,000 of pre-judgement interest, but no post-judgement interest. The settlement is payable in tranches ending in November 2021. This amount has been accrued on the accompanying balance sheet at June 30, 2021

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of our business. Other than the above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting our company, or any of our subsidiaries in which an adverse decision could have a material adverse effect upon our business, operating results, or financial condition.

Item 1A. Risk Factors

Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the SEC, filed on April 15, 2021, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except as to the risk factors set forth below and to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results, however, and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Non-Compliance with Nasdaq Listing Requirements and Monitoring Period

We have a history of non-compliance with certain Nasdaq listing requirements. Since 2019, we have struggled to maintain compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On January 5, 2021, as a result of the closing bid price of our Common Stock having closed above $1.00 per share for at least ten consecutive trading days, we received a letter from The Nasdaq Stock Market LLC, dated January 4, 2021, confirming that we had, at that time, regained compliance with the Minimum Bid Price Requirement, but remained subject to a monitoring period until July 5, 2021 (the “Monitor Period”), pursuant to which (i) we were required to notify the Nasdaq Stock Market LLC’s Hearing’s Panel (the “Panel”) in writing in the event that the closing bid price of our Common Stock fell below $1.00 on any trading day and in the event we are not in compliance with any other applicable listing requirement and (ii) if the closing bid price of the Common Stock remained under $1.00 for thirty (30) consecutive trading days at any point during the Monitor Period, the Panel (or a newly convened Panel if the initial Panel was unavailable) was required to provide written notice to us that it would promptly conduct a hearing with regards to such deficiency.

Subsequently, on June 18, 2021, we received a determination letter (the “June Letter”) from Nasdaq stating that we had failed to maintain compliance with the Minimum Bid Price Requirement. As of May 27, 2021, the closing bid price of the Common Stock had not been at least $1.00 for thirty (30) consecutive trading days during the Monitor Period, resulting in the issuance of the June Letter to us, which advised us that our Common Stock was subject to delisting from Nasdaq, but providing us an opportunity to appeal such delisting determination by requesting a hearing with the Panel. We subsequently requested a hearing before the Panel to appeal the June Letter, which hearing was held on July 29, 2021 (the “July Hearing”). The Panel has not yet ruled on our requests for additional time to effect a reverse stock split in order to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that the Panel will provide us with any such additional time and, even if they do, that we will be able to comply with all of the obligations placed on us by the Panel or the Nasdaq Stock Market LLC, and, assuming that we are able to comply with such obligations, that we will be able to continue to comply with the listing standards of The Nasdaq Stock Market LLC in the future, including the Minimum Bid Price Requirement, and if we fail to achieve compliance with all applicable listing requirements, our Common Stock may be delisted from Nasdaq. In the event that the Panel does not grant us any additional time to regain compliance with the Minimum Bid Price Requirement, our Common Stock will be delisted immediately.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 21, 2021, the Company filed a Current Report on Form 8-K (the “July 21st Form 8-K”) reporting that Mark Archer had been formally appointed as the Interim Chief Financial Officer of the Company, effective as of July 15, 2021. The Company entered into a consulting agreement with FLG Partners, LLC, a limited liability company of which Mr. Archer serves as a Partner, also effective as of July 15, 2021 (the “Consulting Agreement”), the terms of which were described in the July 21st Form 8-K. A copy of the Consulting Agreement is included as Exhibit 10.1 to this report on Form 10-Q.

On August 13, 2021, the Company filed a Current Report on Form 8-K (the “August 13th Form 8-K”) reporting that Vincent S. Miceli had notified the Company, on August 9, 2021, that he was resigning from the Company’s Board of Directors and as Chairman of the Board, effective immediately. In connection with his resignation, on August 9, 2021, the Company and Mr. Miceli also entered into a letter agreement (the “Letter Agreement”), the terms of which were described in the August 13th Form 8-K. A copy of the Letter Agreement is included as Exhibit 10.2 to this report on Form 10-Q.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Consulting Agreement, dated as of July 15, 2021, by and between the Company and FLG Partners
10.2*	Letter Agreement, dated signed on August 9, 2021, and effective as of August 1, 2021, by and between the Company and Vincent S. Miceli
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxt-ID, Inc.

Date: August 16, 2021	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Mark Archer
Mark Archer
Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)