Form 10-Q
period 2021-09-30
Nxt-ID, Inc.
filed 2021-11-15
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-36616

Nxt-ID, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0678374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 Diode Lane

Louisville, KY 40299

(Address of principal executive offices) (Zip Code)

(502) 442-7911

(Registrant’s telephone number, including area code)

288 Christian Street

Hangar C 2nd Floor

Oxford, CT 06478

(203) 266-2103

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

As of November 9, 2021, there were 8,896,479 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

NXT-ID, INC.

FORM 10-Q

TABLE OF CONTENTS

September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
Assets	(Unaudited)
Current Assets
Cash	$16,046,625	$4,387,416
Restricted cash	185,130	150,130
Accounts receivable, net	67,048	133,719
Inventory, net	912,889	767,351
Prepaid expenses and other current assets	770,116	455,553
Total Current Assets	17,981,808	5,894,169
Property and equipment:
Equipment	183,044	183,044
Furniture and fixtures	98,839	98,839
Tooling and molds	644,462	644,462
	926,345	926,345
Accumulated depreciation	(926,345)	(897,137)
Property and equipment, net	-	29,208
Right-of-use assets	263,379	306,786
Goodwill	15,479,662	15,479,662
Other intangible assets, net of amortization of $3,935,901 and $3,366,105, respectively	4,668,666	5,238,462
Total Assets	$38,393,515	$26,948,287
Liabilities, Series C Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,229,486	$2,748,814
Accrued expenses	1,659,521	1,315,262
Term loan facility	-	2,062,500
Other short-term debt	-	346,390
Other current liabilities	1,072,500	-
Total Current Liabilities	3,961,507	6,472,966

Term loan facility, net of debt discount of $137,855 and deferred debt issuance costs $713,119	-	8,182,403
Other long-term liabilities	206,819	1,326,409
Total Liabilities	4,168,326	15,981,778
Commitments and Contingencies

Series C Preferred Stock, par value $0.0001 per share: 2,000 shares designated; 200 shares issued and outstanding as
of September 30, 2021 and December 31, 2020	1,807,300	1,807,300
Stockholders’ Equity
Preferred Stock, par value $0.0001 per share: 10,000,000 shares authorized
Series F Preferred Stock, par value $0.0001 per share: 1,333,333 shares designated: 173,333 shares issued and outstanding as of September 30, 2021, aggregate liquidation preference of $520,000 as of September 30, 2021	520,000	-
Common Stock, par value $0.001 per share: 100,000,000 shares authorized; 8,830,239 and 4,061,997 shares
issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	8,831	4,062
Additional paid-in capital	104,244,350	74,583,144
Accumulated deficit	(72,355,292)	(65,427,997)
Total Stockholders’ Equity	32,417,889	9,159,209
Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$38,393,515	$26,948,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

Revenues	$7,604,286	8,866,205
Cost of goods sold	2,966,177	2,378,148

Gross Profit	4,638,109	6,488,057

Operating Expenses
General and administrative	3,748,699	3,455,555
Selling and marketing	1,661,340	1,865,626
Research and development	719,515	757,221

Total Operating Expenses	6,129,554	6,078,402

Operating (Loss) Income	(1,491,445)	409,655

Other Income and (Expense)
Interest expense	(1,395,611)	(1,717,561)
Forgiveness of PPP loan and accrued interest	349,176	-
Warrant modification expense	(2,881,729)	-
Total Other Expense, Net	(3,928,164)	(1,717,561)

Loss before Income Taxes	(5,419,609)	(1,307,906)
Provision for Income Taxes	-	-
Net Loss	(5,419,609)	(1,307,906)
Preferred stock dividends, including deemed dividend on redeemable Series E convertible preferred stock	(2,272,686)	(75,000)

Net Loss applicable to Common Stockholders	$(7,692,295)	$(1,382,906)

Net Loss Per Share – Basic and Diluted	$(1.43)	$(0.44)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	5,377,465	3,158,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended
	September 30,
	2021	2020

Revenues	$2,383,029	$2,639,193
Cost of goods sold	1,115,570	760,965

Gross Profit	1,267,459	1,878,228

Operating Expenses
General and administrative	1,078,830	1,569,736
Selling and marketing	482,563	577,085
Research and development	202,949	257,832

Total Operating Expenses	1,764,342	2,404,653

Operating Loss	(496,883)	(526,425)

Other Income and (Expense)
Interest expense	(144,821)	(551,916)
Total Other Expense, Net	(144,821)	(551,916)

Loss before Income Taxes	(641,704)	(1,078,341)
Provision for Income Taxes	-	-
Net Loss	(641,704)	(1,078,341)
Preferred stock dividends	(101,885)	(25,000)

Net Loss applicable to Common Stockholders	$(743,589)	$(1,103,341)

Net Loss Per Share – Basic and Diluted	$(0.12)	$(0.32)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	5,969,312	3,425,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – January 1, 2021			4,061,997	4,062	74,583,144	(65,427,997)	9,159,209

Issuance of stock options for services					120,000		120,000

Issuance of Series E preferred stock, net	1,476,016	4,000,003					4,000,003

Conversion of Series E preferred stock to common stock	(1,476,016)	(4,000,003)	295,203	295	3,999,708

Deemed dividend related to beneficial conversion feature of Series E preferred stock					1,480,801	(1,480,801)

Issuance of Series F preferred stock, net	1,333,333	3,999,999					3,999,999

Conversion of Series F preferred stock to common stock	(1,160,000)	(3,479,999)	656,604	657	3,479,342

Exercise of common stock purchase warrants for cash			536,774	537	6,669,957		6,670,494

Exercise of common stock purchase warrants on a cashless basis			423,933	424	(424)

Warrant modification expense recorded in connection with the issuance of replacement warrants			-	-	2,881,729		2,881,729

Shares issued in connection with the management incentive plan for 2018 and 2019			13,283	13	80,443		80,456

Sale of common stock and warrants pursuant to a registration statement on Form S-1			2,788,750	2,789	11,831,933		11,834,722

Fees incurred in connection with equity offerings					(424,813)		(424,813)

Shares issued as stock compensation			50,000	50	287,950		288,000

Common Stock issued for dividends			3,695	4	19,580	(19,584)	-

Series F Preferred Stock Dividends			-	-	-	(7,301)	(7,301)

Net loss						(5,419,609)	(5,419,609)

Series C Preferred stock dividends					(765,000)		(765,000)
Balance – September 30, 2021	173,333	$520,000	8,830,239	$8,831	$104,244,350	$(72,355,292)	$32,417,889

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – July 1, 2021	-	$-	5,331,190	$5,331	$89,041,202	$(71,686,703)	$17,359,830

Issuance of stock options for services			-	-	40,000	-	40,000

Issuance of Series F preferred stock, net	1,333,333	3,999,999					3,999,999

Conversion of Series F preferred stock to common stock	(1,160,000)	(3,479,999)	656,604	657	3,479,342

Sale of common stock and warrants pursuant to a registration statement on Form S-1			2,788,750	2,789	11,831,933		11,834,722

Fees incurred in connection with equity offerings					(380,657)		(380,657)

Shares issued as stock compensation			50,000	50	287,950		288,000

Common Stock issued for dividends			3,695	4	19,580	(19,584)	-

Series F Preferred Stock Dividends			-	-	-	(7,301)	(7,301)

Net loss			-	-	-	(641,704)	(641704)

Series C Preferred stock dividends					(75,000)		(75,000)
Balance – September 30, 2021	173,333	$520,000	8,830,239	$8,831	$104,244,350	$(72,355,292)	$32,417,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – January 1, 2020	-	$-	3,004,885	$3,005	$68,515,674	$(61,804,091)	$6,714,588

Issuance of stock options for services			-	-	120,000	-	120,000

Issuance of common stock and warrants for cash			451,348	451	1,864,077	-	1,864,528

Shares issued in connection with the management incentive plan for 2017 and 2018			44,762	45	200,749		200,794

Fees incurred in connection with equity offerings					(65,152)		(65,152)

Net loss						(1,307,906)	(1,307,906)

Preferred stock dividends					(75,000)		(75,000)
Balance – September 30, 2020	-	$-	3,500,995	$3,501	$70,560,348	$(63,111,997)	$7,451,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – July 1, 2020	-	$-	3,049,647	$3,050	$68,722,019	$(62,033,656)	$6,691,413

Issuance of stock options for services			-	-	40,000	-	40,000

Issuance of common stock and warrants for cash			451,348	451	1,864,077		1,864,528

Fees incurred in connection with equity offerings			-	-	(40,748)	-	(40,748)

Net loss						(1,078,341)	(1,078,341)

Preferred stock dividends					(25,000)		(25,000)
Balance – September 30, 2020	-	$-	3,500,995	$3,501	$70,560,348	$(63,111,997)	$7,451,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net Loss	$(5,419,609)	$(1,307,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,208	49,531
Stock based compensation	288,000	120,000
Amortization of debt discount	137,855	80,368
Amortization of intangible assets	569,796	569,796
Amortization of deferred debt issuance costs	713,119	415,737
Non-cash charge for modification of warrant terms	2,881,729	-
Forgiveness of PPP loans and accrued interest	(349,176)	-
Changes in operating assets and liabilities:
Accounts receivable	66,671	(19,391)
Inventory	(145,538)	430,943
Prepaid expenses and other current assets	(314,563)	(99,675)
Accounts payable	(1,519,328)	(162,119)
Accrued expenses	(228,483)	(61,641)
Total Adjustments	2,129,290	1,323,549
Net Cash (Used in) Provided by Operating Activities	(3,290,319)	15,643

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Term loan repayment	(11,095,877)	(1,696,875)
Proceeds received in connection with issuance of Series E preferred stock, net	4,000,003	-
Proceeds received in connection with issuance of Series F preferred stock, net	3,999,999	-
Proceeds received in connection with issuance of common stock, net		1,864,528
Proceeds from exercise of common stock warrants	6,670,494	-
Payment of closing related fees	(424,813)	(24,404)
Proceeds from PPP loan	-	346,390
Proceeds from sale of common stock and warrants	11,834,722	-
Net Cash Provided by Financing Activities	14,984,528	489,639
Net Increase in Cash and Restricted Cash	11,694,209	505,282
Cash and Restricted Cash – Beginning of Period	4,537,546	1,737,380
Cash and Restricted Cash – End of Period
	$16,231,755	$2,242,662
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$1,395,611	$1,241,819
Taxes	$47,874	$10,014
Non-cash financing activities:
Accrued fees incurred in connection with equity offerings	$-	$40,748
Common Stock issued in connection with management incentive plans	$80,456	$200,794
Accrued Preferred Stock dividends	$266,907	$25,000
Common stock issued for dividends	$19,584	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

Nxt-ID, Inc. (“Nxt-ID” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. The Company provides personal emergency response systems (PERS), health communications devices and IoT technology. The Company evaluates the performance of its business on, among other things, profit and loss from operations.

The Company’s wholly-owned subsidiary, LogicMark, LLC (“LogicMark”), manufactures and distributes non-monitored and monitored personal emergency response systems sold through the United States Department of Veterans Affairs, healthcare durable medical equipment dealers, distributors, and monitored security dealers and distributors.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2021, and for the nine and three months ended September 30, 2021 and 2020 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2021 and the condensed consolidated statements of operations and changes in equity for the nine and three months ended September 30, 2021 and September 30, 2020 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and September 30, 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the nine and three months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or for any future interim period. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and the notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 15, 2021.

Net loss per share and all share data for the nine and three months ended September 30, 2021 and 2020 have been retroactively adjusted to reflect the reverse stock split that occurred in October 2021, in accordance with ASC 260-10-55-12, Restatement of EPS Data. See Note 7.

NOTE 2 – LIQUIDITY

The Company generated an operating loss of $1,491,445 and a net loss of $5,419,609 during the nine months ended September 30, 2021. As of September 30, 2021, the Company had cash and stockholders’ equity of $16,046,625 and $32,417,889, respectively. At September 30, 2021, the Company had working capital of $14,020,301.

The Company used cash of $3.3 million in operations in the first nine months of 2021, which includes a $1.1 million payout of substantially past due accounts payable. The Company believes the cash balance of $16.0 million is sufficient to sustain operations for at least the next 12 months.

As described in Note 6, the coronavirus could continue to significantly impact the Company’s business, which would potentially require the Company to raise funds to assist with its working capital needs.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions including those related to the fair value of acquired assets and liabilities, stockbased compensation, derivative instruments, income taxes, accounts receivable, inventories, right-of-use assets and other matters that affect the condensed consolidated financial statements and disclosures. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Nxt-ID and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company’s revenues consist of product sales to either end customers or to distributors and its sales are recognized at a point-in-time under the core principle of recognizing revenue when control of the product transfers to the customer. The Company recognizes revenue when it ships or delivers the product from its fulfillment center to its customer, when the customer accepts and has legal title of the product, and the Company has a present right to payment for the product. For the three and nine months ended September 30, 2021 and 2020, the Company had no sales recognized over time. The Company invoices its customers at the same time that the Company’s performance obligation is satisfied. The Company generally receives customer orders with a specified delivery date and orders typically fluctuate from month-to-month based on customer demand and general business conditions.

The Company offers standard product warranty coverage which provides assurance that the Company’s products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment. The Company’s warranty liabilities and related expense have not been material and were not material in the accompanying condensed consolidated financial statements as of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020.

ACCOUNTS RECEIVABLE

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At September 30, 2021 and December 31, 2020, the Company had an allowance for doubtful accounts of $74,025 and $126,733, respectively.

INVENTORY

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of September 30, 2021, inventory was comprised of $113,956 in raw materials and $798,933 in finished goods on hand. Inventory at December 31, 2020 was comprised of $199,523 in raw materials and $567,828 in finished goods on hand. These amounts reflect an aggregate reserve for obsolete inventory of approximately $274,000. The Company is required to prepay for certain inventory with certain vendors until credit terms can be established. As of September 30, 2021 and December 31, 2020, the Company had prepaid inventory of $380,350 and $332,475, respectively. These prepayments were made primarily for finished goods inventory, and prepaid inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OTHER INTANGIBLE ASSETS

At September 30, 2021, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $2,166,931, trademarks of $931,467, and customer relationships of $1,570,268. At December 31, 2020, the other intangible assets relating to the acquisition of LogicMark are comprised of patents of $2,445,709; trademarks of $978,494; and customer relationships of $1,814,259. The Company will continue amortizing these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years; 20 years; and 10 years, respectively. During the nine and three months ended September 30, 2021 and 2020, the Company had amortization expense of $569,796 and $192,019, respectively, related to the LogicMark intangible assets.

As of September 30, 2021, total amortization expense estimated for the remainder of fiscal year 2021 is approximately $192,019, and for each of the next five fiscal years, the total amortization expense is estimated to be as follows: 2022 - $761,815; 2023 - $761,815; 2024 - $761,815; 2025 - $761,815; and 2026 - $618,790.

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

NET LOSS PER SHARE

Basic loss per share was computed using the weighted average number of shares of common stock outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 40,858 shares of common stock and warrants to purchase 4,393,230 shares of common stock as of September 30, 2021 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of September 30, 2020, potentially dilutive securities from the exercise of stock options to purchase 31,027 shares of common stock and warrants to purchase 1,230,293 shares of common stock were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Net loss per share for the nine and three months ended September 30, 2021 and 2020 have been retroactively adjusted to reflect the reverse stock split that occurred in October 2021, in accordance with ASC 260-10-55-12, Restatement of EPS Data. See Note 7.

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

During the nine months ended September 30, 2021, the Company made scheduled principal repayments totaling $1,031,250. Pursuant to an amendment to the loan agreement, LogicMark made a $5,000,000 voluntary principal prepayment and paid a prepayment premium of $125,000 The prepayment premium is included in interest expense for the nine months ended September 30, 2021 in the condensed consolidated statement of operations. In addition, the maturity date of the term loan was extended to March 22, 2023. The Company also made voluntary prepayments of the term loan with CrowdOut Capital LLC in May and June 2021 of $3,000,000 and $1,000,000, and fully paid off the loan in July 2021 with a voluntary payment of $1,064,627 with cash primarily provided by the issuance of equity securities and warrant exercises.

The Company incurred $412,500 in original issue discount for closing related fees charged by the Lender. During the nine and three months ended September 30, 2021, the Company amortized $137,855 and $26,616, respectively of the original issue discount which is included in interest expense in the condensed consolidated statement of operations. At September 30, 2021 the balance of the original issue discount was fully amortized. The Company also incurred $1,831,989 in deferred debt issue costs related to the term loan. During the nine and three months ended September 30, 2021, the Company amortized $713,119 and $118,205, respectively of the deferred debt issue costs which is included in interest expense in the condensed consolidated statement of operations. At September 30, 2021 the balance of deferred debt issuance costs was fully amortized.

The Company also has an exit fee of $1,072,500 due to CrowdOut Capital by December 1, 2021. The liability for the exit fee is included in other current liabilities in the Company’s condensed consolidated balance sheet. On November 1, 2021, the Company paid the exit fee off in its entirety.

Paycheck Protection Program

On May 6 and May 8, 2020, Nxt-ID Inc. and LogicMark, LLC, a wholly owned subsidiary of the Company (the “Borrowers”), received loans (the “Loans”) from Bank of America, NA in the aggregate amount of $346,390, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020.

The Loans, which were in the form of PPP promissory notes and agreements, dated May 1, 2020 (the “Note Agreements”), were to mature on May 6 and May 8, 2022, and bear interest at a rate of 1.00% fixed per annum, payable monthly commencing on November 6 and November 8, 2020, The Loans may be prepaid by the Borrowers at any time prior to maturity with no prepayment penalties. The Borrowers used the proceeds from the Loans for payroll, payroll taxes, and group healthcare benefits. Under the terms of the Note Agreements, certain amounts of the Loans may be forgiven if they are used for qualifying expenses, as described in the Note Agreements.

On March 2, 2021, the Company’s wholly-owned subsidiary, LogicMark, LLC received notification from the Small Business Administration that repayment of its loan in the amount of $301,390 plus accrued interest of $2,320 had been forgiven. On May 20, 2021, the Company received notification that repayment of its loan in the amount of $45,000 plus accrued interest of $466 had been forgiven. The income resulting from the forgiveness of both of the PPP loans and the related accrued interest is included in other income in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2021.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY

September 2021 Offering

On September 15, 2021, the Company sold an aggregate of (i) 2,788,750 shares of common stock, par value $0.001 per share (the “Common Stock”), which includes 363,750 shares of Common Stock issued upon the exercise of the underwriters’ over-allotment option (the “Shares”) and (ii) accompanying warrants to purchase up to an aggregate of 2,788,750 shares of Common Stock, at an exercise price of $4.95 per share, subject to certain adjustments, which includes additional warrants issued upon the exercise of the underwriter’s over-allotment option to purchase up to an additional 363,750 shares of common stock (the “Warrants”), at a combined public offering price of $4.95 per Share and accompanying Warrant. The Company granted the underwriters a 45-day option to purchase up to 363,750 additional Shares and additional Warrants to purchase up to an additional 363,750 shares of Common Stock, which the underwriters exercised, in full, at closing.

The Shares and the Warrants were offered and sold to the public pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-259105), filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), which became effective on September 14, 2021.

The Warrants are not immediately exercisable, as the Company did not have a sufficient number of shares of Common Stock to reserve for issuance pursuant to the Warrants until the date (the “Initial Exercise Date”) that the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the shares of Common Stock so that there were a sufficient number of shares of Common Stock for issuance upon exercise of the Warrants. The Warrants became exercisable on the Initial Exercise Date (the effective date of the reverse stock split) and will terminate on the date that is five years after the Initial Exercise Date. The exercise price of the Warrants is subject to customary adjustments for stock dividends, stock splits and other subdivisions, combinations and re-classifications, and will be reset on the date of the Company’s reverse stock split to the lower of (i) the closing price per share of the Common Stock immediately prior to such reverse stock split, giving effect to the reverse stock split and (ii) the exercise price then in effect. The Warrants are also exercisable on a cashless basis under certain circumstances, any time after the Initial Exercise Date, pursuant to the formula set forth in the Warrants. On October 15, 2021, after shareholder and Board approval of the reverse stock split, the exercise price for the Warrants was adjusted to $3.956 per share, and is being retroactively reported in accordance with ASC 260-10-55-12, Restatement of EPS Data. See Note 7.

On the Closing Date, the Company received gross proceeds, inclusive of proceeds from the full exercise of the over-allotment option, of approximately $12.5 million, before deducting underwriting discounts and commissions of 7% of the gross proceeds (or 3.5% of the gross proceeds in the case of certain identified existing investors) and estimated Offering expenses. The Company intends to use the net proceeds from the Offering primarily for new product development, marketing, working capital and liability reduction purposes.

August 2021 Offering

On August 13, 2021, the Company entered into a securities purchase agreement (the Purchase Agreement) with institutional accredited investors (the Investors) providing for an aggregate investment of $4,000,000 by the Investors for the issuance by the Company to them of (i) 1,333,333 shares of Series F Convertible Preferred Stock, par value $0.0001 per share, of the Company (the Series F Preferred Stock) convertible into shares of common stock, par value $0.001 per share, of the Company (the Common Stock) that are issuable from time to time upon conversion of such shares of Series F Preferred Stock (the Conversion Shares); (ii) warrants, with a term of five and a half (5.5) years exercisable after February 16, 2022, to purchase an aggregate of up to 666,667 shares of Common Stock (the Warrant Shares) at an exercise price of $7.80 per share. The securities were issued to the investors were exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder, based on representations made by the investors, their prior relationship with the Company, and the absence of any general solicitation. The Company used the net proceeds from this offering for working capital and liability reduction purposes. In the quarter ended September 30, 2021, 1,160,000 shares of Series F preferred stock were converted into 656,604 shares of common stock. On October 15, 2021, after shareholder and Board approval of the reverse stock split, the exercise price for the Warrants was adjusted to $4.95 per share, and is being retroactively reported in accordance with ASC 260-10-55-12, Restatement of EPS Data. See Note 7.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 2021 Offering

On February 2, 2021, the Company closed a registered direct offering pursuant to which the Company issued (i) an aggregate of 1,476,016 shares of Series E preferred stock, convertible into an aggregate of up to 295,203 shares of common stock, (ii) common stock purchase warrants to purchase up to an aggregate of 100,000 shares of common stock at an exercise price of $12.30 per share, subject to customary adjustments thereunder, which were exercisable immediately upon issuance and have a term of five years, and (iii) common stock purchase warrants to purchase up to an aggregate of 195,203 shares of common stock at an exercise price of $12.30 per share with a term of five and one-half (5.5) years first exercisable nine (6) months after issuance, subject to customary adjustments thereunder, for gross proceeds of $4,000,003, before deducting any offering expenses. The Company used the net proceeds from this offering for working capital and liability reduction purposes including additional term debt repayment. In February 2021, 1,476,016 shares of Series E preferred stock were converted into 295,203 shares of common stock. Also in February 2021 the Company recorded a deemed dividend of $1,480,801 from the beneficial conversion feature associated with the issuance of the Series E convertible preferred stock and warrants.

December 2020 Offering

On December 18, 2020, the Company closed a registered direct offering pursuant to which the Company issued (i) an aggregate of 1,515,151 shares of Series D preferred stock, convertible into an aggregate of up to 303,030 shares of common stock, (ii) common stock purchase warrants to purchase up to an aggregate of 100,000 shares of common stock at an exercise price of $4.90 per share, subject to customary adjustments thereunder, which were exercisable immediately upon issuance and have a term of five years, and (iii) common stock purchase warrants to purchase up to an aggregate of 505,060 shares of common stock at an exercise price of $4.90 per share with a term of five and one-half (5.5) years first exercisable nine (6) months after issuance, subject to customary adjustments thereunder, for gross proceeds of $2,000,000, before deducting any offering expenses. The Company used the net proceeds from this offering for working capital, new product initiatives and other general corporate purposes. On December 21, 2020, 1,515,151 shares of Series D preferred stock were converted into 303,030 shares of common stock. During the year ended December 31, 2020, the Company recorded a deemed dividend of $758,922 from the beneficial conversion feature associated with the issuance of the Series D convertible preferred stock and warrants.

July 2020 Offering

On July 14, 2020, the Company closed a registered direct offering of (i) an aggregate of 377,851 shares of the Company’s common stock, par value $0.001 per share; (ii) pre-funded warrants to purchase up to an aggregate of 73,497 shares of Common Stock at an exercise price of $0.01 $0.10 per share, subject to customary adjustments thereunder; (iii) registered warrants, with a term of five (5) years exercisable immediately upon issuance, to purchase an aggregate of up to 157,972 shares of Common Stock (at an exercise price of $5.00 per share, subject to customary adjustments thereunder; and (iv) unregistered warrants, with a term of five and one-half (5.5) years first exercisable nine (6) months after issuance, to purchase an aggregate of up to 375,000 shares of Common Stock at an exercise price of $6.50 per share, subject to customary adjustments thereunder, for gross proceeds of $1,864,528, before deducting any offering expenses. The Company used the net proceeds from this Offering for working capital, new product initiatives and other general corporate purposes.

On July 28, 2020, the Company received proceeds of $7,350 in connection with the exercise of 734,965 pre-funded warrants to purchase common stock at an exercise price of $0.10. .

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2013 Long-Term Stock Incentive Plan

On January 4, 2013, a majority of the Company’s stockholders approved by written consent the Company’s 2013 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to directors for serving on the Company’s board of directors, and stock appreciation rights, is limited to 10% of the shares of common stock outstanding on the first business or trading day of any fiscal year. At January 1, 2021, a maximum of 406,200 shares of common stock may be issued. As of September 30, 2021, 333,627 shares had been granted, leaving 72,573 available.

During the nine months ended September 30, 2021, the Company issued an aggregate of 40,858 stock options to purchase shares of common stock under the LTIP to four (4) non-employee directors for serving on the Company’s board. The weighted average exercise price of these stock options is approximately $5.90 and stock options were fully vested at the issuance date. The aggregate fair value of the stock options issued to the directors was $80,000.

2017 Stock Incentive Plan

On August 24, 2017, a majority of the Company’s stockholders approved at the 2017 Annual Stockholders’ Meeting the 2017 Stock Incentive Plan (“2017 SIP”). The aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the 2017 SIP pursuant to awards of restricted shares or options will be limited to 10% of the outstanding shares of common stock, which calculation shall be made on the first (1st) business day of each new fiscal year; provided that for fiscal year 2017, 150,000 shares of common stock may be delivered to participants under the 2017 SIP. Thereafter, the 10% provision shall govern the 2017 SIP. The number of shares of common stock that are the subject of awards under the 2017 SIP which are forfeited or terminated, are settled in cash in lieu of shares of common stock or are settled in a manner such that all or some of such shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares of common stock will again immediately become available to be issued pursuant to awards granted under the 2017 SIP. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the 2017 SIP and will not again be available for issuance under the 2017 SIP.

In addition, during the nine months ended September 30, 2021, the Company issued 13,283 shares of common stock with an aggregate fair value of $80,456 to certain employees related to the Company’s 2018 and 2019 management incentive plans.

During the nine months ended September 30, 2021, the Company accrued $150,000 of management and employee bonus expense. The Company has typically paid a substantial portion of the bonus accrual with shares of common stock.

Warrants

On January 8, 2021, the Company entered into a Warrant Amendment and Exercise Agreement (the “Amendment Agreement”) with holders (the “Holder”) of a common stock purchase warrant, dated April 4, 2019, previously issued by the Company to the Holder (the “Original Warrant”).

In consideration for each exercise of the Original Warrant that occurs within 45 calendar days of the date of the Amendment Agreement, in addition to the issuance of the Warrant Shares (as defined in the Original Warrant) on or prior to the Warrant Share Delivery Date (as defined in the Original Warrant), the Company has agreed to deliver to the Investor a new warrant to purchase a number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), equal to the number of Original Warrants that the Holder has exercised pursuant to the terms of the Original Warrant, at an exercise price of $15,25 per share, which represents the average Nasdaq Official Closing Price of the Common Stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the date of the Amendment Agreement (the “New Warrants”). The Investor originally held Original Warrants exercisable for up to 246,914 shares of Common Stock, and, therefore, could receive up to an equivalent number of New Warrants. Under the terms and conditions of the Warrant Amendment and Exercise Agreement, the Investor could continue to exercise the Original Warrants after 45 calendar days of the date of the Amendment Agreement, but the Investor would not receive any New Warrants in consideration for the exercise of any Original Warrants exercised thereafter.

The Amendment Agreement contains customary representations, warranties and covenants by each of the Company and the Investor.

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company recorded a warrant modification expense of $2,881,729 for the nine months ended September 30, 2021 resulting from the issuance of 246,914 replacement warrants with an exercise price of $15.25 for warrants that were exercised in January and February 2021.

As of September 30, 2021, the Company had outstanding warrants to purchase an aggregate of 4,393,230 shares of common stock with a weighted average exercise price and remaining life of $6.88 and 4.8 years, respectively. During the nine months ended September 30, 2021, 86,072 warrants expired. At September 30, 2021, the warrants had no intrinsic value.

During the nine months ended September 30, 2021, warrants exercised on a cashless basis were converted into 423,933 shares of common stock.

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

In connection with the sale of Fit-Pay, Inc., Giesecke+Devrient Mobile Security America, Inc. (“GDMSAI”) identified a disagreement with the Company over calculation of dividends with respect to GDMSAI’s Series C Non-Convertible Voting Preferred Stock (the “Series C”) of the Company and on August 13, 2020, GDMSAI sued the Company in Delaware Chancery Court seeking, among other things, $540,000 of dividends that it believes are owed to it pursuant to the terms of the Series C. In March 2021, a Delaware Chancery granted GDMSAI summary judgment on the merits, holding that relevant dividend language required a perpetually paid dividend once the $50 million threshold had been achieved. On August 11, 2021, the Company entered into a settlement agreement whereby the Company would pay $540,000 of dividends plus $55,000 of pre-judgement interest, but no post-judgement interest. The settlement is payable in tranches ending in November 2021. This amount has been accrued on the accompanying balance sheet at September 30, 2021.

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

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company utilizes its incremental borrowing rate by lease term, in order to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On January 1, 2019, the discount rate used on existing leases at adoption was determined based on the remaining lease term using available data as of that date. The Company’s current lease agreement for its warehouse space located in Louisville, Kentucky expired on August 31, 2020. As a result, the Company entered into a new five-year lease agreement in September 2020 for new warehouse space also located in Louisville, Kentucky. The monthly rent which commenced in September 2020 is $6,000 per month and increases approximately 3% annually thereafter. The ROU asset value added as a result of this new lease agreement was $279,024. The Company’s ROU asset and lease liability accounts reflect the inclusion of this new lease agreement on the Company’s condensed consolidated balance sheet as of September 30, 2021.

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

For the nine months ended September 30, 2021, total operating lease cost was $923,762 and is recorded in cost of sales and selling, general and administrative expenses, dependent on the nature of the leased asset. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable lease for the remainder of 2021 as well as each of the next five years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on the Company’s condensed consolidated balance sheet, as of September 30, 2021:

Year Ended December 31,

2021 (excluding the nine months ended September 30, 2021)	$23,146
2022	93,385
2023	89,724
2024	80,000
2025	54,400
Total future minimum lease payments	$340,655
Less imputed interest	(72,077)
Total present value of future minimum lease payments	$268,578

As of September 30, 2021

Operating lease right-of-use assets	$263,578

Other accrued expenses	$61,760
Other long-term liabilities	$206,819
$268,579
As of September 30, 2021

Weighted Average Remaining Lease Term	3.54 years
Weighted Average Discount Rate	12.80%

Nxt-ID, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Coronavirus – COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Sales volumes and the related revenues for most of the Company’s products and services were significantly impacted during the latter portion of the first quarter and throughout the balance of 2020 as a result of the healthcare industry’s focus on COVID prevention and treatment, which impacted the markets we serve, in particular the VA hospitals and clinics. Sales of the Company’s products and services have continued to be impacted as various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic, and the public remains wary of real or perceived opportunities for exposure to the virus. The Company believes the extent of the COVID-19 pandemic’s impact on its operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond the Company’s control and ability to forecast. Because of these uncertainties, the Company cannot estimate how long or to what extent the pandemic will impact its operations.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Reverse stock split

On October 15, 2021, the Company announced that the shareholders had approved a reverse split of its common stock and Series C Preferred at a ratio of 1 for 10. As a result of the reverse split, each 10 pre-split shares of common stock outstanding and each 10 pre-split shares of Series C Preferred stock outstanding were automatically exchanged for one new share of each without any action on the part of the holders. The number of outstanding common shares was reduced from approximately 88.3 million shares to approximately 8.8 million shares, and the number of outstanding Series C preferred shares was reduced from 2,000 shares to 200 shares. No fractional shares were issued as a result of the reverse stock split, all of which were rounded up to the nearest whole number. The reverse stock split did not affect the total number of shares of capital stock, including Series C Preferred Stock, that the company is authorized to issue.

Earnings per share and all share data for the nine and three months ended September 30, 2021 and 2020 have been retroactively adjusted to reflect the reverse stock split in accordance with ASC 260-10-55-12, Restatement of EPS Data.

Compliance with Nasdaq Listing Rule

On November 3, 2021, the Company received a letter from The Nasdaq Stock Market acknowledging that the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires the Company’s common stock listed on Nasdaq to maintain a minimum bid price of $1.00 per share, and that such common stock will remain listed on Nasdaq subject to the Company’s ongoing compliance with all Nasdaq listing rules.

Payment of senior debt obligation

On November 1, 2021, the Company’s wholly-owned subsidiary, LogicMark, LLC, made a $1.1 million payment to its senior lender, completely satisfying all of its financial obligations with that lender. As of November 1, 2021, the Company had no senior debt obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the nine and three months ended September 30, 2021 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

Nxt-ID, Inc. (“Nxt-ID” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. The Company provides personal emergency response systems (PERS), health communications devices and IoT technology. The Company evaluates the performance of its business on, among other things, profit and loss from operations.

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

Home healthcare is an emerging area for LogicMark. The long-term trend toward more home-based healthcare is a shift that is being driven by demographics (an aging population) and basic economics. People also value autonomy and privacy which are important factors in determining which solutions will suit the market. Consumers are beginning to enjoy the benefits of smart home technologies and online digital assistants.

Results of Operations

Comparison of nine and three months ended September 30, 2021 and September 30, 2020

Revenue. Our revenues for the nine and three months ended September 30, 2021 were $7,604,286 and $2,383,029, respectively, compared to $8,866,205 and $2,639,193 respectively, for the nine and three months ended September 30, 2020. The decrease in our revenue for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is primarily attributable to LogicMark’s decreased sales volume resulting from the COVID-19 pandemic. The decrease in our revenue for the three months ended September 30, 2021 compared to 2020 is also primarily attributable to the impact of the COVID-19 pandemic.

Cost of Revenue and Gross Profit. Our gross profit for the nine and three months ended September 30, 2021 was $4,638,109 and $1,267,459 respectively, compared to a gross profit of $6,488,057 and $1,878,228 respectively, for the nine and three months ended September 30, 2020. The decrease in gross profit for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is primarily attributable to LogicMark’s decreased sales volume as well as to the higher product cost of inventory purchased for resale. Gross profit and profit margins declined in 2021 for both the nine month and three month periods partially because higher cost of inventory purchased for resale and in the three months ended September 30, 2021, the addition of a reserve for obsolete inventory.

Operating Expenses. Operating expenses for the nine months ended September 30, 2021 totaled $6,129,554 and consisted of research and development expenses of $719,515, selling and marketing expenses of $1,661,340 and general and administrative expenses of $3,748,699. The research and development expenses related primarily to salaries and consulting services of $676,722. Selling and marketing expenses consisted primarily of salaries and consulting services of $351,354 amortization of intangibles of $569,796, freight charges of $374,484, merchant processing fees of $161,934, and sales commissions of $168,233. General and administrative expenses consisted of salaries and consulting services of $968,141, accrued management and employee incentives of $150,000, legal, audit and accounting fees of $899,993 and insurance of $531,907. Also included in general and administrative expenses is $288,000 in non-cash stock compensation expense to management and board members.

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

Operating expenses for the three months ended September 30, 2021 totaled $1,764,342 and consisted of research and development expenses of $202,949, selling and marketing expenses of $482,563 and general and administrative expenses of $1,078,830. The research and development expenses related primarily to salaries and consulting services of $215,609. Selling and marketing expenses consisted primarily of salaries and consulting services of $68,531, amortization of intangibles of $192,019, freight charges of $149,923, merchant processing fees of $52,803, and sales commissions of $54,860. General and administrative expenses consisted of salaries and consulting services of $550,963, accrued management and employee incentives of $50,000, legal, audit and accounting fees of $369,913 and insurance of $254,090.

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

Net Loss. The net loss for the nine months ended September 30, 2021 was $5,419,609 compared to a net loss of $1,307,906 for the nine months ended September 30, 2020. The net loss for the nine months ended September 30, 2021 was primarily attributable to the operating loss of $1,491,445, interest expense of $1,395,611 and warrant modification expense of $2,881,729 which was partially offset by PPP loan forgiveness of $349,176. The net loss for the nine months ended September 30, 2020 was $1,307,906 and was primarily attributable to the operating profit of $409,655 which was offset by interest expense of $1,717,561.

The net loss for the three months ended September 30, 2021 was $641,704 compared to a net loss of $1,078,341 for the three months ended September 30, 2020. The net loss for the three months ended September 30, 2021 was primarily attributable to the operating loss of $496,883 and interest expense of $144,821. The net loss for the three months ended September 30, 2020 was primarily attributable to the operating loss of $526,425 and interest expense of $551,996.

Liquidity and Capital Resources

Sources of Liquidity

We generated an operating loss of $1,491,445 and incurred a net loss of $5,419,609 for the nine months ended September 30, 2021. As of September 30, 2021, we had cash and stockholders’ equity of $16,046,625 and $32,417,889, respectively. At September 30, 2021, we had working capital of $14,020,301.

The Company used cash of $3,290,319 in operations in the first nine months of 2021, which includes a one-time $1.1 million payout of substantially past due accounts payable. The Company believes the cash balance of $16.0 million is sufficient to sustain operations for the next 12 months.

Cash Generated by Operating Activities. Our primary ongoing uses of operating cash relate to payments to subcontractors, vendors, and employees for product, research and development, salaries and related expenses and professional fees. Our vendors and subcontractors generally provide us with net 30 trade payment terms. During the nine months ended September 30, 2021, net cash used in operating activities totaled $3,290,319 which was comprised of a net loss of $5,419,609, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $4,270,531, and unfavorable changes in operating assets and liabilities of $2,141,239, as compared to net cash provided by operating activities of $15,643 for the nine months ended September 30, 2020, which was comprised of a net loss of $1,307,906, positive non-cash adjustments to reconcile net loss to net cash used in operating activities of $1,235,432, and changes in operating assets and liabilities of positive $88,117.

Cash Used in Investing Activities. During the nine months ended September 30, 2021 and September 30, 2020, we did use any net cash in investing activities.

Cash Provided by Financing Activities. During the nine months ended September 30, 2021, net cash provided by financing activities totaled $14,984,5281 and was primarily related to the proceeds from the sale of common stock and warrants of $11,834,722, the exercise of common stock warrants of $6,670,494, and the proceeds received in connection with the issuance of Series E and F preferred stock of $8,000,002. The funds from these were partially used for the term loan repayment of $11,095,877 and fees paid in connection with the equity offerings of $424,813. During the nine months ended September 30, 2020, net cash provided by financing activities totaled $489,639 and was related to proceeds received in connected with issuance of common stock of $1,864,528, and loan proceeds of $346,390 received under the Paycheck Protection Program under the Corona Virus Aid, Relief and Economic Security Act all of which was partially offset by repayments of $1,696,875 and fees of $24,404 paid in connection with equity offerings.

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

To date, supply chain issues, travel restrictions and border closures have not materially impacted our ability to obtain inventory or manufacture or deliver products or services to customers; however, they have impacted our ability to develop new markets and visit certain facilities, particularly VA hospital. We have taken steps to restrain and monitor our operating expenses and continue to monitor the trends in our business and broader economy to ensure that we properly track any material changes to the relationship between costs and revenues.

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

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the nine months ended September 30, 2021, included elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item since we are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2021. Management has not completed such evaluation but concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we had difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions.

As reported in our annual report on Form 10-K for the period ended December 31, 2020, during the closing procedures associated with our 2020 audit, management identified an employee theft event involving a non-material amount of money for the fiscal year ended December 31, 2020. Management determined that the incident was due to a material weakness in its controls and procedures, specifically as a result of the lack of segregation of duties due to the limited number of employees performing certain administrative functions. In order to remediate the material weakness and further strengthen the controls, management initiated or enhanced certain receivables handling procedures by strictly controlling access to incoming mail and physical checks received by the Company. During the first quarter of 2021, we hired a forensic auditor who evaluated our transactions and determined that the incident was isolated. The Company was made whole during the first quarter of 2021. In July 2021, we retained Mark Archer as our Interim Chief Financial Officer, who has over 40 years of financial and operational experience, including assignments in technology and consumer products companies. In August 2021, we retained Armanino LLP to function as our internal accounting department and an individual at Armanino with over 30 years of public company financial reporting experience as our Interim Corporate Controller.

Additional time is required to complete our staffing, fully document our systems, implement control procedures and test their operating effectiveness before we can conclude that we have fully remediated our material weaknesses.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except that, in July 2021, we retained Mark Archer as our Interim Chief Financial Officer and in August 2021 we retained Armanino LLP to function as our accounting department and an individual at Armanino to function as Interim Corporate Controller. Mr. Archer succeeded Vincent S. Miceli, who resigned his officer positions of the Company.

Limitations of the Effectiveness of Controls

Our management, including our Chief Executive Officer and interim Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In connection with the sale of Fit-Pay, Inc., Giesecke+Devrient Mobile Security America, Inc. (“GDMSAI”) identified a disagreement with the Company over calculation of dividends with respect to GDMSAI’s Series C Non-Convertible Voting Preferred Stock (the “Series C”) of the Company and on August 13, 2020 GDMSAI sued the Company in Delaware Chancery Court seeking, among other things, $440,000 of dividends that it believes are owed to it pursuant to the terms of the Series C. In March 2021, a Delaware Chancery granted GDMSAI summary judgment on the merits, holding that relevant dividend language required a perpetually paid dividend once the $50 million threshold had been achieved. On August 11, 2021, the Company entered into a settlement agreement whereby the Company would pay $540,000 of dividends plus $55,000 of pre-judgement interest, but no post-judgement interest. The settlement is payable in tranches ending in November 2021. This amount has been accrued on the accompanying balance sheet at September 30, 2021

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of our business. Other than the above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting our company, or any of our subsidiaries in which an adverse decision could have a material adverse effect upon our business, operating results, or financial condition.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 13, 2021, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with institutional accredited investors (the “Investors”) providing for an aggregate investment of $4,000,000 by the Investors for the issuance by the Company to them of (i) 1,333,333 shares of Series F Convertible Preferred Stock, par value $0.0001 per share, of the Company (the “Series F Preferred Stock”) convertible into shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) that are issuable from time to time upon conversion of such shares of Series F Preferred Stock (the “Conversion Shares”); (ii) warrants, with a term of five and a half (5.5) years exercisable on February 16, 2022, to purchase an aggregate of up to 666,667 shares of Common Stock (the “Warrant Shares”) at an initial exercise price of $4.95 per share. The securities were issued to the investors were exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder, based on representations made by the investors, their prior relationship with the Company, and the absence of any general solicitation.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

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

Nxt-ID, Inc.

Date: November 15, 2021	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Duly Authorized Officer and
Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Mark Archer
Mark Archer
Interim Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)