Form 10-K
period 2021-12-31
LogicMark, Inc.
filed 2022-04-15
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-36616

LogicMark, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0678374
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2801 Diode Lane

Louisville, KY 40299

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (502) 442-7911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s):	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	LGMK	The Nasdaq Stock Market LLC

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the second fiscal quarter, was approximately $45,003,895 based on 5,331,189 shares of our Common Stock outstanding on such date and a closing price of $8.899 per share. Shares of Common Stock held by each director, each officer and each person who owns 10% or more of the outstanding Common Stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 9,593,378 shares of its Common Stock outstanding as of April 12, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of LogicMark, Inc.’s (“LogicMark”, the “Company”, “our”, “us” or “we”) operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results; and any other statements that are not historical facts.

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

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results, see “Item 1A - Risk Factors” below. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

ii

PART I

Item 1. Business

LogicMark, Inc. (NASDAQ: LGMK) (formerly known as Nxt-ID, Inc.) (“LogicMark”, the “Company”, “we”, “us” or “our”) provides personal emergency response systems (“PERS”), health communications devices, and Internet of Things (“IoT”) technology that creates a connected care platform. The Company’s devices provide people with the ability to receive care at home and age independently. The Company’s PERS devices incorporate two-way voice communication technology directly in the medical alert pendant and provide life-saving technology at a consumer-friendly price point aimed at everyday consumers. The PERS technologies are sold through dealers and distributors, as well as through the United States Veterans Health Administration (the “VHA”).

The Company was awarded a contract by the U.S. General Services Administration that enables the Company to distribute its products to federal, state, and local governments (the “GSA Agreement”).

Healthcare

Overview

LogicMark builds technology to check, manage and monitor a loved one’s health and safety remotely. The Company is focused on modernizing remote monitoring to help people stay safe and live independently longer. We believe there are five trends driving the demand for better remote monitoring systems:

1.	The “Silver Tsunami”. With 10,000 Baby Boomers turning 65 daily in the U.S., there will be more older adults than children under 18 for the first time in the near future. With 72 million “Baby Boomers” in the United States, they are not only the largest generation but the wealthiest. Unlike older generations before them, they are reliant and comfortable with technology. Most of them expect to live independently in their current home or downsize to a smaller home as they get older.

2.	Shift to At-Home Care. As it stands, the current healthcare system is unprepared for the strain and is shifting much of the care elderly patients used to receive at a hospital or medical facility to the patient’s home. The rise of digital communication to support remote care exploded during the COVID-19 pandemic. The need for connected and remote monitoring devices is more necessary and in-demand than ever.

3.	Rise of Data and IoT. Doctors and clinicians are asking for patients to track more and more vital signs. Whether it’s how they are reacting to medication or tracking blood sugars, patients and their caregivers are participating in their healthcare in unprecedented ways. Consumers are using data collected from connected devices like never before. This data can be used to prevent health emergencies as technology companies use machine learning (ML) / artificial intelligence (“AI”) to learn patient patterns and alert the patient and their care team to prevent emergencies.

4.	Lack of Healthcare Workers. It is estimated that 20% of healthcare workers have quit during the COVID-19 pandemic. Many healthcare workers who are currently working are suffering from burnout, exhaustion and demoralization due to this pandemic. There are not enough healthcare workers to support our entire population throughout this pandemic, let alone enough to support our elderly population. The responsibility of taking care of elderly family members is increasingly falling on the family, and they need help.

5.	Rise of the Care Economy. The term “Care Economy” refers to the money people contribute to care for people until the end of their lives; the Care Economy offsets the deficiencies within the healthcare system and the desire to age in place. There has been little innovation in the industry because the majority of PERS are operated by home security companies. It is not their main line of business, and they have little expertise in developing or launching machine-learning algorithms or artificial intelligence.

Together, we believe these trends have produced a large and growing market opportunity for LogicMark. The Company enjoys a strong base of business with the VHA and plans to expand to other government services after being awarded the five-year GSA Agreement in July 2021.

The PERS Opportunity

PERS, also known as a medical alert or medical alarm system, is designed to indicate the presence of a threat that requires immediate attention and then immediately contacts a trusted family member and the emergency medical workforce. Unlike conventional alarm systems which consist of a transmitter and are activated in the case of an emergency, PERS transmits signals to an alarm monitoring medical team, which then departs for the location where the alarm was activated. These types of medical alarms are traditionally utilized by the disabled, elderly or those living alone.

The PERS market is generally divided into direct-to-consumer (“DTC”) and Healthcare Partner (“Healthcare”) customer channels. With the advent of new technologies, demographic changes, and our five previously stated trends in healthcare, an expanded opportunity exists for LogicMark to provide at-home and on-the-go health and safety solutions to both customer channels.

For LogicMark, growing the Healthcare opportunity relies on partnering with organizations such as government, Medicaid, hospitals, insurance companies, managed care organizations, affiliates and dealers. Partners can provide leads at no cost for new and replacement customers, have significant buying power and can provide collaboration on product research and development.

Our longstanding partnership with the VHA is a good example. LogicMark has been selling PERS devices to the U.S. government for many years. The signing of the GSA Agreement in 2021 further strengthens our partnership with the government and expands our ability to capture new sales. We envision a focus on growing the Healthcare channel during 2022 given lower acquisition costs and higher customer unit economics.

In addition to the Healthcare channel, LogicMark also expects to grow sales volume by establishing a DTC channel. It is estimated that approximately 70% of PERS customers fall into the DTC category. Family members regularly conduct research and purchase PERS devices for their loved ones through online portals. The Company expects traditionally higher customer acquisition costs to be balanced by higher sales growth and lower sales cycles with an online DTC channel.

With the growth in IoT devices, data driven solutions using AI and ML are helping guide the growth of the PERS industry. In both the Healthcare and DTC channels, product offerings can include 24/7 emergency response, fall detection, activity monitoring, medication management, caregiver and patient portals, concierge services, telehealth, vitals monitoring, and customer dashboards. These product offerings are primarily delivered via mobile and home-base equipment. LogicMark will also pursue research and development partnerships to grow our product offering.

Our PERS Products

LogicMark produces a range of products within the PERS market as a result of the Company’s 2016 acquisition of LogicMark, LLC, a former wholly-owned subsidiary of the Company. The Company has differentiated itself by offering “no monthly fee” products, which only require a one-time purchase expense, instead of a recurring monthly contract.

The “no monthly fee” products contact family, friends or 911 directly, eliminating the monthly fee from a monitoring center, making it one of the most innovative, cost-effective options on the market. LogicMark offers both traditional (i.e., landline), mPERS (i.e., cell-based), and Internet (i.e., Wi-Fi-based) solutions. Our no monthly fee products are sold primarily through the VHA.

PRODUCT	FEATURES
GUARDIAN ALERT 911 PLUS	● Two-way voice via pendant ● 911 direct-dial ● No Wi-Fi or landline necessary ● 6-12 month rechargeable battery life ● No monthly fee or service agreement
FREEDOM ALERT	● Two-way voice via pendant ● Dial friends, family and caregivers ● 911 forwarding ● Landline necessary ● 6-12 month battery standby ● No monthly fee or service arrangement
GUARDIAN ALERT 911	● Two-way voice via pendant ● 911 direct-dial ● Landline necessary ● 6-9 month battery standby ● No monthly fee or service arrangement
CONNECTED GUARDIAN

●      Two-way voice via pendant

●      Dial friends, family and caregivers

●      911 forwarding

●      No landline necessary

●      Wi-Fi and broadband internet connection necessary

●      6-9 month battery standby

●      No monthly fee

●      Planned for launch in late second quarter of 2022

LogicMark has offered monitored products in the past that were exclusively sold to consumers by monitored product dealers and distributors. LogicMark sold its devices to the dealers and distributors, who in turn offered the monitoring component to their consumers as part of their product and service offerings. The dealer would own the device and then lease the PERS hardware to the consumer. The dealers would charge the consumers a monthly monitoring fee for the lease of the PERS equipment and associated monitoring service. These products were monitored by a third-party central station. Currently, the Company is only supporting dealers that purchased LogicMark’s LifeSentry Monitored PERS.

PRODUCT	FEATURES
LifeSentry	● Two-way voice via pendant ● Connects to central station ● Landline necessary ● Water resistant ● 6-12 month rechargeable battery life ● Monthly fee charged by the dealer

Industry Competition

LogicMark is focused on expanding its market position through both the DTC and Healthcare channels. The Company enjoys a strong business relationship with the VHA, through which it serves veterans who suffer from chronic conditions that often require emergency assistance. We believe that this relationship, coupled with the GSA Agreement, gives LogicMark a solid foundation to grow its Healthcare channel business.

Our strategic plan calls for expanding our business into the DTC channel and growing our Healthcare channels in order to better serve the expanding demand for at-home and on-the-go healthcare solutions.

As technology and innovation have improved, barriers to entry have been lowered in the PERS sector. This has resulted in a highly fragmented market with many competitors, mostly privately held, who are solely dedicated to providing PERS. Other competitors, many of which are large publicly traded, include PERS as one of several business lines. In these instances, their PERS segments grow through acquisitions or roll ups of smaller, private PERS companies. Competition is also found from companies in the healthcare, telecommunications and personal, home and commercial security sectors.

Competitors may have greater financial, technical, and personnel resources, broader distribution networks, a larger portfolio of intellectual property and customers. Success in acquiring new customers is dependent on a variety of factors, including brand and reputation, market visibility, service and product capabilities, quality, price, and the ability to identify and sell to prospective customers. Our approach is to grow our team and product capabilities as well as key partnerships. These steps are expected to help us benefit from the favorable trends and growing demand for PERS in the DTC and Healthcare channels.

Our Care Economy and Business Strategy

2022 has been a rebuilding year for the Company after the COVID-19 restrictions in 2020 and 2021 led to VHA hospital and clinic closures and their refocus away from patient long-term care to dealing with the immediacy of COVID-19 infections. In 2021, the Company also underwent a change in management conducted multiple offerings to prepare us to build for the future. In 2022, we are continuing our plan to build a foundation for future growth by building a durable model, with a recurring revenue base to generate significant cash flow, and by developing innovative software and services solutions to expand into the broader Caring Economy. We plan to invest in a number of new verticals, such as consumer, pro-care / Healthcare, corporate benefits lines of business and intend to expand further into our established government business.

The number of Americans over the age of 65 make up more than 23% of the US population (over 80 million people) and more than 90% of those over 65 would like to age at home. We believe that our existing PERS and medical alert systems provide this “silver tsunami” of seniors seeking to continue living independently, stay safe, comfortable, and content in their own home the ability to do so. Our customers’ increasingly mobile and active lifestyles have created new opportunities for us in the fast-growing market for self-monitored products and mobile technology. We plan to continue to grow our unmonitored PERS business, which for those who are on low or fixed income and/or require long charge devices, is potentially a life-saving product. However, we see strong opportunities to build and expand our business into monitored services. We plan to expand our cell-based (mPERS) product line to provide a multi-layer safety support using CPaaS, LogicMark’s Caring Platform as a Service, which allows us to integrate with various third-party connected and wearable devices so that we can serve our customers whether they are at home or on-the-go.

We plan to continue to expand our business into the “aging with independence” market as well as expanding further into the Caring Economy by providing enhanced products and services that make the caring for loved ones easier. One in four millennials as well as more than half of GenX are taking care of loved ones with very little, but much needed, assistance. Further, as the in-home professional care business continues to expand, we believe this is an opportunity for LogicMark to extend its products and services to meet the increasing needs of the growing Caring Economy. We intend to do so by expanding the tools for caretakers to better manage both the care of their elderly living independent lives, and to provide mobile and personal safety to others in their care circle so they too can feel safe on the go. We want our products and services to be available for anyone with personal safety concerns, including children or students who are navigating new environments and social situations for the first time.

Our Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We currently rely and will continue to rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. We have filed the following patent applications, twenty-one of which have been awarded to date:

METHOD AND SYSTEM TO IMPROVE ACCURACY OF FALL DETECTION USING MULTI-SENSOR FUSION

Filed October 25, 2021

Application Number 17/509,795

SYSTEM AND METHOD FOR FALL DETECTION USING MULTIPLE SENSORS, INCLUDING BAROMETRIC OR ATM

Filed October 24, 2021

Application Number 63/271,194

SYSTEM AND METHOD FOR FALL DETECTION USING MULTIPLE SENSORS, INCLUDING BAROMETRIC OR ATM

Filed October 3, 2021

Application Number 63/251,672

PREFERENCE-DRIVEN ADVERTISING SYSTEMS AND METHODS

Filed May 4, 2020

Application Number 16/866,487

PREFERENCE DRIVEN ADVERTISING SYSTEM AND METHOD

Filed May 4, 2020

Application Number 16/687,487

METHOD AND SYSTEM TO REDUCE INFRASTRUCTURE COSTS WITH SIMPLIFIED INDOOR LOCATION AND RELIABLE COMMUNICATIONS

Filed November 11, 2019

Application Number 16/679,494

SYSTEM AND METHOD TO AUTHENTICATE ELECTRONICS USING ELECTRONIC-METRICS

Filed September 15, 2019

Patent Number 10,841,301

COMPONENTS FOR ENHANCING OR AUGMENTING WEARABLE ACCESSORIES BY ADDING ELECTRONICS THERETO

Filed August 22, 2019

Patent Number 11,004,066

METHOD TO LOCALLY VALIDATE IDENTITY WITHOUT PUTTING PRIVACY AT RISK

Filed May 6, 2019

Patent Number 10,970,376

METHOD AND SYSTEM TO IMPROVE ACCURACY OF FALL DETECTION USING MULTI-SENSOR FUSION

Filed December 17, 2018

Patent Number 11,158,179

AN EVENT DETECTOR FOR ISSUING A NOTIFICATION RESPONSIVE TO OCCURRENCE OF AN EVENT

Filed July 27, 2018

Patent Number 11,024,142

THE UN-PASSWORD: RISK AWARE END-TO-END MULTI-FACTOR AUTHENTICATION VIA DYNAMIC PAIRING

Filed July 2, 2018

 Patent Number 10,609,014

APPARATUS AND METHOD FOR LOCATING AND UPDATING LOW-POWER WIRELESS COMMUNICATION DEVICES

Filed September 8, 2016

 Patent Number 9,900,737

METHODS AND SYSTEMS RELATED TO MULTI-FACTOR, MULTIDIMENSIONAL, MATHEMATICAL, HIDDEN AND MOTION SECURITY PINS

Filed August 1, 2016

Patent Number 10,565,569

PREFERENCE DRIVEN ADVERTISING SYSTEM AND METHOD

Filed July 15, 2016

Patent Number 10,643,245

SYSTEM AND METHOD TO AUTHENTICATE ELECTRONICS USING ELECTRONIC-METRICS

Filed July 5, 2016

Patent Number 10,419,428

THE UN-PASSWORD: RISK AWARE END-TO-END MULTI-FACTOR AUTHENTICATION VIA DYNAMIC PAIRING

Filed March 14, 2016

Patent Number 10,015,154

COMPONENTS FOR ENHANCING OR AUGMENTING WEARABLE ACCESSORIES BY ADDING ELECTRONICS THERETO

Filed September 2, 2015

Patent Number 10,395,240

METHOD TO LOCALLY VALIDATE IDENTITY WITHOUT PUTTING PRIVACY AT RISK

Filed September 1, 2015

Patent Number 10,282,535

APPARATUS AND METHOD FOR LOCATING AND UPDATING LOW-POWER WIRELESS COMMUNICATION DEVICES

Canadian Patent

Filed August 11, 2015

Application Number 2,900,180

APPARATUS AND METHOD FOR LOCATING AND UPDATING LOW-POWER WIRELESS COMMUNICATION DEVICES

Filed August 24, 2014

Patent Number 9,472,088

THE UN-PASSWORD™: RISK AWARE END-TO-END MULTI-FACTOR AUTHENTICATION VIA DYNAMIC PAIRING

Filed March 17, 2014

Patent Number 9,407,619

LIST-BASED EMERGENCY CALLING DEVICE

Filed March 11, 2009

Patent Number 8,369,821

VOICE-EXTENDING EMERGENCY RESPONSE SYSTEM

Filed September 5, 2008

Patent Number 8,121,588

FALL DETECTION SYSTEM HAVING A FLOOR HEIGHT THRESHOLD AND A RESIDENT HEIGHT DETECTION DEVICE

Filed June 27, 2008

Patent Number 7,893,844

WIRELESS CENTRALIZED EMERGENCY SERVICES SYSTEM

Filed January 15, 2008

Patent Number 8,275,346

ALARM SIGNALING DEVICE AND ALARM SYSTEM

Filed February 2, 2005

Patent Number 7,312,709

ALARM SIGNALING DEVICE AND ALARM SYSTEM

Canadian patent

Filed August 1, 2003

Patent Number 2,494,166

We intend to enter into confidentiality agreements with all of our consultants and maintain control over access to and distribution of our technology, software and other proprietary information. The steps that we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

Corporate Information

History

We were incorporated in the State of Delaware on February 8, 2012. In 2016, we acquired LogicMark, LLC, which operated as a wholly-owned subsidiary of the Company until December 30, 2021 when it was merged into the Company (formerly known as Nxt-ID Inc.) along with the Company’s other subsidiary, 3D-ID, LLC. Effective February 28, 2022, the Company changed its name from Nxt-ID, Inc. to LogicMark, Inc. The Company has realigned its business strategy with that of its former LogicMark, LLC operating division, managing contract manufacturing and distribution of non-monitored and monitored PERS sold through the VHA, healthcare durable medical equipment dealers and distributors and monitored security dealers and distributors.

Our principal executive office is located at 2801 Diode Lane, Louisville, KY 40299, and our telephone number is (502) 519-2419.

Our website address is logicmark.com. The information contained therein or connected thereto shall not be deemed to be a part of or incorporated into this Report.

Employees

As of April 12, 2022, we had a total of 19 full-time employees, comprising 6 employees in product fulfillment, 1 employee in product engineering, 1 employee in technology, 1 employee in finance and administration, 8 employees in sales and customer service. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified software engineers, product development managers, sales and marketing professionals and senior management personnel. In addition, we have fractional independent contractors whose services we are using on an as-needed basis to assist us in all areas.

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

The Company generated an operating loss of $7,547,456 and a net loss of $11,707,889 for the year ended December 31, 2021, compared to an operating loss and a net loss of $586,078 and $2,864,984 as of December 31, 2020, respectively. As of December 31, 2021, the Company had cash and stockholders’ equity of $12,044,415 and $26,589,171, respectively, compared to cash and stockholders’ equity of $4,387,416 and $9,159,211 as of December 31, 2020, respectively. At December 31, 2021, the Company had working capital of $13,098,049, compared to a working capital deficit as of December 31, 2020 of $578,795. We cannot provide any assurance that we will be able to raise additional cash from equity financings, secure debt financing, and/or generate revenue from the sales of our products. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

Our business, financial condition and results of operations may be adversely affected by the COVID-19 pandemic, other pandemics, epidemics or other adverse public health developments.

The pandemic resulting from COVID-19 has caused many governments to implement quarantines and significant restrictions on travel, and to advise that people remain at home where possible and avoid crowds. This has caused much business disruption and uncertainty in the financial markets. Since the onset of the COVID-19 pandemic, our distributors and/or the VHA have, for various extended periods, significantly reduced orders for our products. Continuing effects of COVID-19, or other pandemics, epidemics or other adverse public health developments, may in all likelihood, extend these reduced product orders and continue the inability of our distributors and/or the VHA to pay us for orders for an undeterminable period of time. Delays and disruptions, such as difficulty obtaining components and temporary suspension of operations, have resulted in our existing inventory levels not being sufficient, and our business, financial condition and results of operations have been materially and adversely affected as a result of the COVID-19 pandemic. In the event that such material business disruptions continue, this will, in all likelihood, have a material adverse impact on our business and we may be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. As a result of COVID-19 or future adverse public health developments, we have been and may also continue to be impacted by shutdowns, employee illness and other community response measures meant to prevent the spread of COVID-19, all of which has and may continue to negatively impact our business, financial condition and results of operations. Further, if we are regularly unable to meet our obligations to deliver our products to distributors and/or the VHA, they may decide to terminate or reduce their distribution arrangements with us and our business could be adversely affected. Accordingly, our securityholders could suffer a reduction in the value of our securities that they hold if the trading price of our Common Stock is adversely impacted due to such market perceptions. The extent to which COVID-19 will continue to impact our results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity of COVID-19 and the actions taken by governments and private businesses to attempt to contain such virus.

Significant disruptions of information technology systems or security breaches could materially adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our confidential information. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

Significant disruptions of our information technology systems, or those of our third-party vendors, or security breaches could materially adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information, including, among other things, trade secrets or other intellectual property, proprietary business information and personal information, and could result in financial, legal, business and reputational harm to us. The Company continually assesses these threats and makes investments to increase internal protection, detection, and response capabilities, as well as ensure the Company’s third-party providers have required capabilities and controls, to address this risk.

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm. To date, the Company has not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents. The Company maintains cybersecurity insurance in the event of an information security or cyber incident; however, the coverage may not be sufficient to cover all financial losses.

Defects or disruptions in our products or services could diminish demand for such products or services and subject us to substantial liability.

As our products and services are complex and incorporate a variety of hardware, proprietary software and third-party software, such products or services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our products and services and new defects or disruptions may occur in the future. Such defects could also create vulnerabilities that could inadvertently permit access to protected customer data. However, any defect or disruption in our products or services in the future could materially affect our business, reputation or financial results.

Our supply chains in Hong Kong subject us to risks and uncertainties relating to the laws and regulations of China and the changes in relations between the United States and China.

Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our supply chains in China. China’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade. The United States government has called for substantial changes to foreign trade policy with China and has raised (as well as has proposed to further raise in the future), tariffs on several Chinese goods. China has retaliated with increased tariffs on United States goods. Moreover, China’s legislature has adopted a national security law to substantially change the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limits the civil liberties of residents of Hong Kong and could restrict the ability of businesses in Hong Kong to continue to conduct business or to continue to conduct business as previously conducted. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China and former presidential administration implemented an executive order revoking Hong Kong’s preferential trade status. The United States currently imposes the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. Any further changes in United States trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. Any changes in United States and China relations may have a material adverse effect on our supply chains in China which could materially harm our business and financial condition.

The recent COVID-19 outbreak in Hong Kong, and China’s policy of a full shutdown of the economy where COVID-9 strikes, may lead to both short-term and medium-term challenges to our supply chain, both in terms of cost and availability.

If we fail to keep pace with changing industry technology and consumer preferences, we will be at a competitive disadvantage.

The industry segments in which we are operating evolve rapidly and are characterized by continuous change, including rapid product evolution and rapidly changing industry standards and end-user/consumer preferences. In order to continue to compete effectively in these markets, we need to respond quickly to technological changes and to understand their impact on our customers’ preferences. It may take significant time and resources to respond to these technological changes. If we are unable to do so on a timely basis or within reasonable cost parameters, or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business may suffer. Moreover, developments by others may render our technologies and intended products noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. If any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours. Any delay or failure in the introduction of new or enhanced products could have a material adverse effect on our business, results of operations and financial condition. Furthermore, our inability to keep pace with changing industry technology and consumer preferences may cause our inventory to become obsolete at a rate faster than anticipated, which may result in our taking goodwill impairment charges in past or future acquisitions that negatively impact our results of operations. We also may not achieve the benefits that we anticipate from any new system or technology and a failure to do so could result in higher than anticipated costs or could impair our operating results.

If we cannot obtain additional capital required to finance our research and development efforts and sales and marketing efforts, our business may suffer and our securityholders may lose the value of their investment in the Company.

We may require additional funds to further execute our business plan and expand our business. If we are unable to obtain additional capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. We will have ongoing capital needs as we expand our business. If we raise additional funds through the sale of equity or convertible securities, our securityholders’ ownership percentage of our Common Stock will be reduced. In addition, these transactions may dilute the value of our Common Stock. We may have to issue securities that have rights, preferences and privileges senior to our Common Stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. There can be no assurance that we will be able to obtain the additional financing we may need to fund our business, or that such financing will be available on terms acceptable to us

We face intense competition in our market, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

A number of other companies engage in the business of developing applications for PERS. The market for such products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our current competitors include both emerging or developmental stage companies as well as larger companies. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

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

Claims by others that we infringe on their intellectual property rights could increase our expenses and delay the development of our business. As a result, our business and financial condition could be materially harmed.

Our industries are characterized by the existence of a large number of patents as well as frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products do not and will not infringe on issued patents, patents that may be issued in the future, or other intellectual property rights of others.

We do not have the resources to conduct exhaustive patent searches to determine whether the technology used in our products infringe on patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed.

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

We also rely on other unpatented proprietary technology, trade secrets and know-how and no assurance can be given that others will not independently develop substantially equivalent proprietary technology, techniques or processes, that such technology or know-how will not be disclosed or that we can meaningfully protect our rights to such unpatented proprietary technology, trade secrets, or know-how. To date, we have not entered into any non-disclosure agreements with our employees. Although we intend to enter into non-disclosure agreements with all of our consultants, there can be no assurance that such non-disclosure agreements will provide adequate protection for our trade secrets or other proprietary know-how.

Our success will depend, in part, on our ability to obtain new patents.

Our success will depend, in part, on our ability to obtain patent and trade secret protection for proprietary technology that we currently possess or that we may develop in the future. No assurance can be given that any pending or future patent applications will be issued to us as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

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

Our future success depends on the continued service of management, engineering and sales and marketing personnel and our ability to identify, hire and retain additional personnel.

Our success depends, to a significant extent, upon the efforts and abilities of members of senior management. We have not entered into employment agreements with most of our key employees, which we believe presents a greater risk of losing some of these key employees, than if we had employment agreements with them. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. There is intense competition for qualified employees in our industry, particularly for highly skilled design, applications, engineering and salespeople. We may not be able to continue to attract and retain developers, managers, or other qualified personnel necessary for the development of our business or to replace qualified individuals who may leave us at any time in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management employees. If we lose the services of or fail to recruit engineers or other technical and management personnel, our business could be materially harmed.

Our business, financial condition and results of operations may be adversely affected if we are unsuccessful in our current litigation with certain stockholders of Fit Pay, Inc.

On February 24, 2020, Michael J. Orlando (“Orlando”), as purported shareholder representative (the “Shareholder Representative”), and other former stockholders of Fit Pay, Inc. (collectively, the “Plaintiffs”) filed a lawsuit in the United States District Court for the Southern District of New York against the Company, CrowdOut Capital, LLC (“CrowdOut”) and Garmin International, Inc. (“Garmin”). Plaintiff’s Second Amended Complaint, dated July 30, 2020 (the “Complaint”), alleges that the Company breached certain contractual obligations under a merger agreement, dated May 23, 2017, between Fit Pay, Inc. and the Company, regarding certain future, contingent earnout payments. The Complaint sought unspecified monetary damages from the defendants. In an Amended Answer and Counterclaim filed September 9, 2020, the Company denied all liability and sought, inter alia, damages caused by Orlando’s alleged wrongdoing. On October 15, 2020, the court authorized the Company to make a motion for summary judgment and stayed all discovery pending resolution of, among other things, that motion. On March 31, 2022, the court granted the Company’s motion of summary judgment and also dismissed the Company’s counterclaims, thus concluding the litigation.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual and current reports with the SEC with respect to our business and operating results. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly, and increases demand on our systems and resources.

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

We may experience periods of rapid growth and expansion, which may place a significant strain and demands on our management, our operational and financial resources, customer operations, research and development, sales and marketing, administrative, and other resources. To manage our possible future growth effectively, we will be required to continue to improve our management, operational and financial systems. Future growth would also require us to successfully hire, train, motivate and manage our employees. In addition, our continued growth and the evolution of our business plan will require significant additional management, technical and administrative resources. If we are unable to manage our growth successfully, we may not be able to effectively manage the growth and evolution of our current business and our operating results could suffer.

We depend on contract manufacturers, and our production and products could be harmed if they are unable to meet our volume and quality requirements and alternative sources are not available.

We rely on contract manufacturers to provide manufacturing services for our products. If such services by any contract manufacturer become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take such manufacturing in-house. The loss of any of our contract manufacturers could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products. These changes could have a material adverse effect on our business and results of operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results would be harmed. We may in the future discover areas of our internal controls that need improvement. For example, because of size and limited resources, our external auditors have determined that we lack the personnel and infrastructure necessary to properly carry out an independent audit function. Although we believe that we have adequate internal controls for a company with our size and resources, we are not certain that the measures that we have in place will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, would harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls would also cause investors to lose confidence in our reported financial information, which would have a negative effect on our company and the trading price of our Common Stock.

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

As of December 31, 2021, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting. See Item 9A of this Report for further discussion on our internal controls. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our Common Stock.

Due to recent disruption in the financial markets, our business, liquidity and financial results could be materially adversely affected.

Recent disruption in the financial markets, particularly the volatility of the stock market and the scarcity of capital available to smaller businesses, could adversely affect us, primarily through limiting our access to capital and disrupting our clients’ businesses. In addition, continuation or worsening of general market conditions in economies important to our businesses may adversely affect our clients’ level of spending and ability to obtain financing, leading to us being unable to generate the levels of sales that we require. Current and continued disruption of financial markets could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may seek or need to raise additional funds. Our ability to obtain financing for general corporate and commercial purposes or acquisitions depends on operating and financial performance and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. We face the risk that we may not be able to access various capital sources, including investors, lenders or suppliers. The global credit markets and the financial services industry are experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions. An unprecedented level of intervention from the U.S. and other governments has been seen. As a result of such disruption, our ability to raise capital may be severely restricted and the cost of raising capital through such markets or privately may increase significantly at a time when we would like, or need, to do so. Failure to access the equity or credit markets from any of these sources could have a material adverse effect on our business, financial condition, results of operations, and future prospects. Any of these events could have an impact on our flexibility to fund our business operations, make capital expenditures, pursue additional expansion or acquisition opportunities, or make another discretionary use of cash and could adversely impact our financial results.

The uncertainty caused by the COVID-19 pandemic has also caused greater volatility in the financial markets. A change or disruption in the global financial markets for any reason, including the COVID-19 pandemic or other adverse public health developments, may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products could decrease and differ materially from current expectations. Further, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us or possible insolvencies of our customers could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.

Risks Related to Our Products

Our products and technologies may not be accepted by the intended commercial consumers of our products, which could harm our future financial performance.

There can be no assurance that our PERS will achieve wide acceptance by commercial consumers of such healthcare products, and/or market acceptance generally. The degree of market acceptance for products and services based on our technology will also depend upon a number of factors, including the receipt and timing of regulatory approvals, if any, and the establishment and demonstration of the ability of our proposed device to provide the level of confidence and independence in an efficient manner and at a reasonable cost. Our failure to develop a commercial product to compete successfully with existing medical technologies could delay, limit or prevent market acceptance. Moreover, the market for new PERS is largely undeveloped, and we believe that the overall demand for such response systems technology will depend significantly upon public perception of the need for such a level of assistance. There can be no assurance that the public will believe that our products are necessary or that the medical industry will actively pursue our technology as a means to solve such issues. Long-term market acceptance of our products and services will depend, in part, on the capabilities, operating features and price of our products and technologies as compared to those of other available products and services. As a result, there can be no assurance that currently available products, or products under development for commercialization, will be able to achieve market penetration, revenue growth or profitability.

Our PERS may become obsolete if we do not effectively respond to rapid technological change on a timely basis.

The medical and two-way voice communication industries are characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we are unable to keep pace with these changes, our business may be harmed. Products using new technologies, or emerging industry standards, could make our technologies less attractive. In addition, we may face unforeseen problems when developing our products, which could harm our business. Furthermore, our competitors may have access to technologies not available to us, which may enable them to produce products of greater interest to consumers or at a more competitive cost.

Our business model is evolving. Because of the evolving nature of healthcare technology, it is difficult to predict the size of this specialized market, the rate at which the market for our PERS will grow or be accepted, if at all, or whether other healthcare technologies will render our applications less competitive or obsolete. If the market for our healthcare products fails to develop or grows slower than anticipated, we would be significantly and materially adversely affected.

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

We may fail to create new products, provide new services and enter new markets, which would have an adverse effect on our operations, financial condition and prospects.

Our future success depends in part on our ability to develop and market our technology other than those currently intended. If we fail in these goals, our business strategy and ability to generate revenues and cash flow would be significantly impaired. We intend to expend significant resources to develop new technology, but the successful development of new technology cannot be predicted, and we cannot guarantee we will succeed in these goals.

Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in costly litigation or liability.

Our products may contain defects for many reasons, including defective design or manufacture, defective material or software interoperability issues. Products as complex as those we offer, frequently develop or contain undetected defects or errors. Despite testing defects or errors may arise in our existing or new products, which could result in loss of revenue, market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation and increased service and maintenance cost. Defects or errors in our products and solutions might discourage customers from purchasing future products. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and we may be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.

We provide warranties on certain product sales and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or to replace the products under warranty. We will establish warranty reserves based on our best estimates of warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods. In addition, because our customers rely on secure authentication and identification of cardholders to prevent unauthorized access to programs, PCs, networks, or facilities, a malfunction of or design defect in its products (or even a perceived defect) could result in legal or warranty claims against us for damages resulting from security breaches. If such claims are adversely decided against us, the potential liability could be substantial and have a material adverse effect on our business and operating results. Furthermore, the possible publicity associated with any such claim, whether or not decided against us, could adversely affect our reputation. In addition, a well-publicized security breach involving smart card-based or other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is attributable to our products. Any of the foregoing events could cause demand for our products to decline, which would cause its business and operating results to suffer.

Risks Related to our Securities

The market price for our Common Stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, and lack of profits, which could lead to wide fluctuations in the price of our Common Stock.

The market for our Common Stock is characterized by significant price volatility when compared to the securities of larger, more established companies that have large public floats, and we expect that the price of our Common Stock will continue to be more volatile than the securities of such larger, more established companies for the indefinite future. The volatility in the price of our Common Stock is attributable to a number of factors. First, as noted above, our Common Stock is, compared to the securities of such larger, more established companies, sporadically and thinly traded. The price of our Common Stock could, for example, decline precipitously in the event that a large number of shares of our Common Stock is sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our lack of profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares of Common Stock on the market more quickly and at greater discounts than would be the case with the securities of a larger, more established company that has a large public float. Many of these factors are beyond our control and may decrease the market price of our Common Stock regardless of our operating performance.

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

The stock market in general, and the market for stocks of healthcare technology companies in particular, has been highly volatile. As a result, the market price of our Common Stock is likely to be volatile, and investors in our Common Stock may experience a decrease, which could be substantial, in the value of their shares of Common Stock or the loss of their entire investment for a number of reasons, including reasons unrelated to our operating performance or prospects. The market price of our Common Stock could be subject to wide fluctuations in response to a broad and diverse range of factors, including those described elsewhere in this Report, including this “Risk Factors” section, and the following:

●	Recent price volatility and any known risks of investing in our Common Stock under these circumstances;

●	The market price of our Common Stock prior to the recent price volatility;

●	Any recent change in financial condition or results of operations, such as in earnings, revenues or other measure of company value that is consistent with the recent change in the prices of our Common Stock; and

●	Risk factors addressing the recent extreme volatility in stock price, the effects of a potential “short squeeze” due to a sudden increase in demand for our Common Stock as a result of current investor exuberance associated with healthcare- or technology-related stocks, to the extent that the Company expects to conduct additional offerings in the future to fund its operations or provide liquidity, the dilutive impact of those offerings on investors that receive shares of our Common Stock in connection with those offerings at a significantly higher price.

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

Until recently, we had not been in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for the continued listing of our Common Stock on the Nasdaq Capital Market, which requires our listed Common Stock to maintain a minimum bid price of $1.00 per share. On November 3, 2021, we received a letter from the Nasdaq Stock Market LLC acknowledging that we had regained compliance with the Minimum Bid Price Requirement, as a result of our ability to meet a set of conditions set forth by the Nasdaq Stock Market LLC after we had previously fallen out of compliance with such rule. However, there can be no assurances that we will be able to remain in compliance with the Nasdaq Stock Market LLC’s listing standards or if we do later fail to comply with such standards, that we will subsequently regain compliance with such listing standards. If we are unable to maintain compliance with these Nasdaq requirements, our Common Stock will be delisted from the Nasdaq Capital Market. Further, in the event that our Common Stock is delisted from the Nasdaq Capital Market due to our failure to continue to comply with such standards, and our Common Stock is not eligible for quotation on another market or exchange, trading of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on the Nasdaq Capital Market or another national exchange.

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

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Substantial future sales of shares of our Common Stock could cause the market price of our Common Stock to decline.

We expect that significant additional capital will be needed in the near future to continue our planned operations. Sales of a substantial number of shares of our Common Stock in the public market, or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Common Stock.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing securities that would dilute the ownership of the Common Stock. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our shares of Common Stock.

The issuance of material amounts of Common Stock by us would cause our existing stockholders to experience significant dilution in their investment in us. We have financed our operations, and we expect to continue to finance our operations, acquisitions, if any, and the development of strategic relationships by issuing equity and/or convertible securities, which could significantly reduce the percentage ownership of our existing stockholders. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to, or pari passu with, those of our Common Stock. Additionally, we may acquire other technologies or finance strategic alliances by issuing our equity or equity-linked securities, which may result in additional dilution. Any issuances by us of equity securities may be at or below the prevailing market price of our Common Stock and in any event may have a dilutive impact on the ownership interest of existing stockholders, which could cause the market price of our Common Stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of Common Stock. The holders of any securities or instruments that we may issue may have rights superior to the rights of our existing stockholders. If we experience dilution from issuance of additional securities and we grant superior rights to new securities over such stockholders, it may negatively impact the trading price of our shares of Common Stock. In addition, if we obtain additional financing involving the issuance of equity securities or securities convertible into equity securities, our existing stockholders’ investment would be further diluted. Such dilution could cause the market price of our Common Stock to decline, which could impair our ability to raise additional financing.

We do not anticipate paying dividends in the foreseeable future; you should not expect dividends if you hold shares of our Common Stock.

The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors (“Board”) may consider relevant. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Subject to the payment of dividends on our shares of Series C Preferred Stock and Series F Preferred Stock, we currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights; and provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board. Our Board is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control of the Company. For example, it would be possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the Company. The Series C Preferred Stock currently ranks senior to the Common Stock and our Series F Preferred Stock, and any class or series of capital stock created after the Series C Preferred Stock and has a special preference upon the liquidation of the Company. The Series F Preferred Stock currently ranks senior to the Common Stock and any class or series of capital stock created after the Series F Preferred Stock and has a special preference upon the liquidation of the Company. For further information regarding our shares of (i) Series C Preferred Stock, please refer to the Certificate of Designation filed as an exhibit to, and the disclosure contained in, the Series C Certificate of Designations filed as an exhibit to, and the disclosure contained in, our Current Report on Form 8-K filed with the SEC on May 30, 2017 and (ii) Series F Preferred Stock, please refer to the Form of Series F Certificate of Designation filed as an exhibit to, and the disclosure contained in, our Current Report on Form 8-K filed with the SEC on August 17, 2021.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 2801 Diode Lane, Louisville, Kentucky 40299. On June 15, 2020, we entered into a new five-year and two-month lease agreement for office and warehouse space at the Louisville, Kentucky facility. The current monthly rent for the space is $6,200 and this lease agreement expires in August 2025.

Item 3. Legal Proceedings

On February 24, 2020, the Plaintiffs filed a lawsuit in the United States District Court for the Southern District of New York against the Company, CrowdOut and Garmin. The Complaint alleges that the Company breached certain contractual obligations under a merger agreement, dated May 23, 2017, between Fit Pay, Inc. and the Company, regarding certain future, contingent earnout payments. The Complaint sought unspecified monetary damages from the defendants. In an Amended Answer and Counterclaim filed September 9, 2020, the Company denied all liability and sought, inter alia, damages caused by Orlando’s alleged wrongdoing. On October 15, 2020, the court authorized the Company to make a motion for summary judgment and stayed all discovery pending resolution of, among other things, that motion. On March 31, 2022, the court granted the Company’s motion of summary judgment and also dismissed the Company’s counterclaims, thus concluding the litigation.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. Other than the above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public Board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company, threatened against or affecting the Company in which an adverse decision could have a material adverse effect upon the Company’s business, operating results, or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on the Nasdaq Capital Market under the symbol “LGMK.”

As of April 12, 2022, there were approximately 85 holders of record of our Common Stock. This number does not include shares of Common Stock held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid dividends on our Common Stock, and our Board does not intend to declare or pay any dividends on our Common Stock in the foreseeable future. Our earnings are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on our Common Stock will be at the discretion of our Board and will depend upon a variety of factors, including our future earnings, capital requirements, financial condition and such other factors as our Board may consider to be relevant from time to time.

Securities Authorized For Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All share and price per share information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section has been adjusted to reflect our one-for-ten reverse stock split of our outstanding Common Stock and Series C Preferred Stock, which became effective on October 15, 2021.

Overview

LogicMark, Inc. (formerly known as Nxt-ID, Inc.) provides PERS, health communications devices, and IoT technology that creates a connected care platform. The Company’s devices provide people with the ability to receive care at home and age independently and to check, manage and monitor a loved one’s health and safety remotely. The Company’s PERS devices incorporate two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a consumer-friendly price point aimed at everyday consumers. The Company is focused on modernizing remote monitoring to help people stay safe and live independently longer. The PERS technologies are sold through dealers and distributors, as well as through the VHA. The Company enjoys a strong base of business with the VHA and plans to expand to other government services after being awarded the five-year GSA Agreement in 2021.

Recent Developments of the Company

Name Change

Effective February 28, 2022, the Company changed its name to LogicMark, Inc. pursuant to an amendment to its Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 28, 2022.

Appointment of Chief Financial Officer and Amendment Agreement

Effective February 15, 2022, the Board appointed Mark Archer as the Company’s Chief Financial Officer. In connection with the appointment, the Company and FLG Partners, LLC (“FLG Partners”), of which Mr. Archer is a partner, entered into an amendment, effective as of July 15, 2021 (the “Amendment”), pursuant to which the Company agreed to amend the fee payable to FLG Partners to $10,000 per week, to permit Mr. Archer to separately invoice the Company $2,000 per month, payable to Mr. Archer only and to issue 129,384 restricted shares of Common Stock to Mr. Archer and 6,810 to FLG Partners; a quarter of each issuance will vest on July 15, 2022, with subsequent vesting at 6.25% for each three-month period thereafter.

Appointment of Directors

On February 21, 2022, the Board appointed Sherice R. Torres as a director and on March 15, 2022, the Board appointed John Pettitt as a director, increasing the Board membership to seven.

Results of Operations

Year ended December 31, 2021 compared with the year ended December 31, 2020.

Revenue, Cost of Revenue, and Gross Profit

	2021	2020	$ Change	% Change
Revenue	$10,022,115	$11,442,803	$(1,420,688)	-12%
Cost of Goods Sold	4,341,611	3,766,555	575,056	15%
Gross Profit	$5,680,504	$7,676,248	$(1,996,744)
Profit Margin	57%	67%

We experienced a 12% decrease in revenue for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The primary driver of this decrease is related to the continued effects of the COVID-19 pandemic. The COVID-19 restrictions in 2020 and 2021 led to hospital and clinic closures and their refocus away from patient long-term care to dealing with the immediacy of COVID-19 infections. In 2022, we expect the smaller clinics from which we derive much of our revenue to shift their focus back to quality-of-life support and to continue to expand their relationship with us. In 2022, we intend to build a durable business model, a recurring revenue base to generate significant cash flow, to invest in efficient growth and to develop innovative software and services solutions to expand into the broader Caring Economy. We are investing in a number of new verticals in the consumer, pro-care/Healthcare, corporate benefits lines of business and intend to expand further into our established government line of business.

In addition to the decrease in revenue, profit margin also decreased. This change was due to the upgrade from 3G to more costly 4G technology in late 2020 and an increased cost of freight to move products from Asia to our fulfillment center in Louisville, KY resulting from our change from shipping cargo by container ship to shipping by air. The decision to change shipping methods was due to delays at U.S. ports causing products to arrive later than needed. In addition, we wrote down inventory in the third quarter totaling $314,000. The impacts of the Company’s revenue decline and additional costs, ultimately led to the decrease in profit margin.

Operating Expenses

Operating Expenses	2021	2020	$ Change	% Change
General and administrative	$6,703,106	$5,280,951	$1,422,155	27%
Selling and marketing	1,238,195	1,872,441	(634,246)	-34%
Research and development	765,659	1,108,934	(343,275)	-31%
Goodwill Impairment	4,521,000	-	4,521,000	-
Total Expenses	$13,227,960	$8,262,326	$4,965,634	60%

As mentioned above, we made a series of strategic business decisions in 2021 to deal with the continued impacts of the COVID-19 pandemic. We also underwent a change in management, as well as personnel changes to support renewed efforts in product development and selling and marketing, and completed a series of financings to help prepare for the future.

General and Administrative

In 2021, we made investments to strengthen our capital and corporate structure. The changes we made to our corporate structure drove the increase in general and administrative costs for the year.

Upon the termination of our former CEO and CFO, Vincent Miceli, we hired Chia-Lin Simmons as CEO and Mark Archer as our interim CFO. We also hired regional accounting firm Armanino LLP to provide accounting and SEC reporting support. As part of our October 2021 one-for-ten stock split, we incurred legal, proxy solicitation and shareholder communication costs to ensure sufficient shareholders participated in the vote. In addition to these costs, the Company incurred $0.3 million in severance costs for Mr. Miceli. The total increase in general and administrative expenses related to these activities was approximately $2.4 million. These increased costs were partially offset by lower legal expenses compared to the prior year and the closure of our offices and warehouses in Connecticut and Florida.

Selling and Marketing

Given the limitations placed on the Company by the COVID-19 pandemic, and the reduction of sales opportunities with the VHA hospitals and clinic, the Company curtailed its sales and marketing activity in 2021. In addition, with the focus on corporate transactions in the last half of 2021, sales and marketing activities will not begin to ramp us again until 2022.

Research and Development

Beginning with the termination of the Company’s Chief Technology Officer in the Spring of 2021 and a change in focus on new product development initiated by the Ms. Simmons in July 2021, research and development costs were down year-over-year. We expect research and development costs to exceed historical levels beginning in 2022 as the Company ramps up new product development.

Goodwill Impairment

The Company performed a goodwill impairment analysis in 2021 and determined that the carrying value of its goodwill exceeded its fair value by approximately $4,521,000. As a result, the Company recorded a non-cash, impairment charge to write down goodwill by that amount. Management believes the Company continues to have significant strategic value after the changes and financings in 2021, despite the write-off of goodwill caused by the current economic environment.

As of December 31, 2020, the Company determined that there were no indicators present to suggest that it was more likely than not that the fair value of goodwill was less than the carrying amount. The Company will continue to monitor its goodwill on a quarterly basis for indicators of impairment including, but not limited to, further declines in the stock price. Accordingly, there may be further impairments.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2021 totaled a tax expense of $204,269, or (1.77)% of the loss before income taxes, which differed from the tax benefit at the 21% statutory rate of $2,421,578 primarily due to the valuation allowances on the Company’s deferred tax assets, as it is more likely than not that the Company’s deferred tax assets will not be realized. The provision for income taxes for the year ended December 31, 2020, totaled a tax expense of $24,886, or (0.88)% of the loss before income taxes, which differed from the tax benefit at the 21% statutory rate of $596,421, primarily due to the valuation allowance on the Company’s deferred tax assets, as it is more likely than not that the Company’s deferred tax assets will not be realized.

Other Income and Expenses

Other Income & Expenses	2021	2020	$ Change	% Change
Interest Expense	$(1,423,611)	$(2,254,020)	$830,409	-37%
Forgiveness of PPP loan and accrued interest	349,176	-	349,176	-
Warrant modification expense	(2,881,729)	-	(2,881,729)	-
Total Expenses	$(3,956,164)	$(2,254,020)	$(1,702,144)	76%

The interest expense on our CrowdOut loan decreased for the year ended December 31, 2021 compared to 2020 due to the termination of and final payments on the loan in 2021. In 2021, we also received full forgiveness of our Paycheck Protection Program (“PPP”) loan under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Finally, we recorded warrant modification expense in 2021 resulting from the issuance of replacement warrants that were exercised in January and February.

Liquidity and Capital Resources

Sources of Liquidity

The Company generated an operating loss of $7,547,456 and a net loss of $11,707,889 for the year ended December 31, 2021. As of December 31, 2021, the Company had cash and stockholders’ equity of $12,044,415 and $26,589,171. At December 31, 2021, the Company had working capital of $13,098,049 compared to a working capital deficit as of December 31, 2020 of $578,795. During the year ended December 31, 2021, the Company received net proceeds of $26,669,788 from the issuance of Common Stock, warrants and preferred stock, and the exercise of Common Stock purchase warrants.

Given our cash position at December 31, 2021 and our projected cash flow from operations, we believe we will have sufficient capital to sustain operations for the next year. We may also raise funds through equity or debt offerings to accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Cash Flows

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms (net 30). During the year ended December 31, 2021, net cash used in operating activities was $5,913,920. During the year ended December 31, 2020, net cash used in operating activities was $312,959.

In the Fall of 2021, we paid down a significant amount of out-of-term accounts payable, and incurred additional one-time costs associated with corporate activities and the potential Nasdaq delisting.

Cash Used in Investing Activities

During the years ended December 31, 2021 and 2020, we did not use cash in investing activities.

Cash Provided by Financing Activities

Cash flows from Financing Activities	2021	2020
Proceeds from sale of common stock and exercise of warrants	$18,669,786	$3,144,387
Proceeds received in connection with issuance of preferred stock, net	8,000,002	2,000,000
Term loan repayment	(11,095,877)	(2,212,500)
Proceeds from PPP loan	-	346,390
Fees paid in connection with equity offerings	(570,492)	(65,152)
Preferred stock dividends	(300,000)	(100,000)
CrowdOut exit fee	(1,072,500)	-
Net Cash Provided by Financing Activities	$13,630,919	$3,113,125

In 2021, we completed a Preferred Series E offering, Preferred Series F offering, a registered public offering and received proceeds from the exercise of Common Stock warrants. Additionally, we paid back our term loan prior to its maturity date and were required to pay an exit fee of $1.1 million that was included in the initial agreement. Finally, we received full forgiveness from the Small Business Administration (“SBA”) for our PPP loan.

Financings

September 2021 Offering

On September 15, 2021, the Company closed an underwritten public offering (the “September Offering”) pursuant to which the Company issued an aggregate of (i) 2,788,750 shares of Common Stock, including 363,750 shares of Common Stock issued upon the full exercise of the underwriters’ over-allotment option and (ii) accompanying warrants to purchase up to an aggregate of 2,788,750 shares of Common Stock, at an exercise price of $4.95 per share, subject to certain adjustments, including warrants issued upon the full exercise of the underwriter’s over-allotment option to purchase up to an additional 363,750 shares of Common Stock, at a combined public offering price of $4.50 per share and accompanying warrant. The September Offering resulted in gross proceeds, inclusive of proceeds from the full exercise of the over-allotment option, of approximately $12.5 million, before deducting underwriting discounts and commissions of 7% of the gross proceeds (or 3.5% of the gross proceeds in the case of certain identified investors) and estimated offering expenses.

Such warrants were not immediately exercisable, as the Company did not have a sufficient number of shares of Common Stock to reserve for issuance for the warrants until the date (the “Initial Exercise Date”) that the Company’s stockholders approved an amendment to the Certificate of Incorporation to effect a reverse stock split of the shares of Common Stock so that there were a sufficient number of authorized shares of Common Stock for issuance upon exercise of the warrants. The warrants became exercisable on the Initial Exercise Date (the effective date of the reverse stock split) and will terminate five years after the Initial Exercise Date. The exercise price of the warrants is subject to customary adjustments for stock dividends, stock splits and other subdivisions, combinations and re-classifications, and was reset on the date of the Company’s reverse stock split to $3.956 per share. The warrants are also exercisable on a cashless basis under certain circumstances, any time after the Initial Exercise Date, pursuant to the formula set forth in the warrants. The reverse stock split and exercise price was retroactively reported in accordance with ASC 260-10-55-12, Restatement of EPS Data.

August 2021 Offering

On August 13, 2021, the Company closed a private placement offering on August 16, 2021 (the “August Offering”), which was conducted pursuant to a securities purchase agreement, dated as of August 13, 2021, whereby the Company issued (i) an aggregate of 1,333,333 shares of Series F Preferred Stock and (ii) warrants exercisable for up to 666,667 shares of Common Stock at an exercise price of $7.80 per share, subject to customary adjustments thereunder, which are exercisable six months from the date of issuance and have terms of five and a half years. The August Offering resulted in gross proceeds to the Company of approximately $4 million, before deducting any offering expenses. The Company used the net proceeds from this offering for working capital and liability reduction purposes. As of the year ended December 31, 2021, 1,160,000 shares of Series F preferred stock have been converted into 656,604 shares of Common Stock. On October 15, 2021, after shareholder and Board approval of the reverse stock split, the exercise price for the warrants issued in the August Offering was adjusted to $4.95 per share, and was retroactively reported in accordance with ASC 260-10-55-12, Restatement of EPS Data.

February 2021 Offering

On February 2, 2021, the Company closed concurrent registered direct and private placement offerings (collectively, the “February Offering”) pursuant to a securities purchase agreement, dated as of January 29, 2021, in which the Company issued to certain institutional investors an aggregate of 1,476,016 shares of Series E Preferred Stock and Common Stock purchase warrants exercisable for an aggregate of 295,203 shares of Common Stock. Such warrants were exercisable at an exercise price of $12.30 per share, subject to customary adjustments thereunder, which were exercisable immediately upon issuance and had five-year terms. The February Offering resulted in gross proceeds to the Company of approximately $4 million, before deducting any offering expenses. The Company used the net proceeds from this offering for working capital and liability reduction purposes. In February 2021, 1,476,016 shares of Series E preferred stock were converted into 295,203 shares of Common Stock. Also, in February 2021 the Company recorded a deemed dividend of $1,480,801 from the beneficial conversion feature associated with the issuance of the Series E convertible preferred stock and warrants.

January 2021 Warrant Exchange

On January 8, 2021, the Company entered into a warrant amendment and exercise agreement (the “Amendment Agreement”) with a warrant holder with respect to a common stock purchase warrant, dated April 4, 2019, previously issued by the Company to such holder (the “Original Warrant”). In consideration for each exercise of the Original Warrant that occurred within 45 calendar days of the date of the Amendment Agreement, in addition to the issuance of shares of Common Stock upon such exercise, the Company agreed to deliver to such holder a new warrant to purchase a number of shares of Common Stock equal to the number of shares of Common Stock issued upon such holder’s exercise of the Original Warrant, at an exercise price of $15.25 per share (the “New Warrant”). Such holder held an Original Warrant exercisable for up to 246,914 shares of Common Stock and fully exercised such warrant, resulting in aggregate proceeds to the Company of $3,765,432 and the issuance of New Warrants exercisable for an equivalent number of shares of Common Stock.

In 2020, we completed a Series D preferred stock offering, received proceeds from the exercise of Common Stock warrants, and made the scheduled payments on our term loan. Additionally, we received funds from the PPP loan.

COVID-19 Considerations on Our Business and Operations

Like most US-based businesses, the COVID-19 pandemic and efforts to deal with it began to impact our business in March 2020. During the period April 1, 2020 through December 31, 2021, we have experienced decreases in demand from certain key customers, primarily our VHA clinics.

Given that our products are sold through a variety of distribution channels, including VHA hospitals and clinics we expect our sales will experience continued volatility as a result of the changing focus at those locations, away from care management to COVID-19 treatment. We believe this change in focus has significantly impacted the demand for our products, and we are not certain how quickly demand may improve over time as the impacts of the COVID-19 pandemic may go through additional phases of varying severity and duration.

To date, travel restrictions and border closures have not materially impacted our ability to obtain inventory or deliver products or services to customers. Travel restrictions impacting people can restrain our ability to assist our customers and distributors as well as impact our ability to develop new distribution channels, but at present we do not expect these restrictions on personal travel to be material to our business operations or financial results. We have taken steps to restrain and monitor our operating expenses and therefore we do not expect any such impacts to materially change the relationship between costs and revenues.

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

The actions we have taken so far during the pandemic include, but are not limited to:

●	Requiring all employees who can work from home to work from home;

●	Increasing our IT networking capability to best assure employees can work effectively outside the office;

●	For employees who must perform essential functions in one of our offices:

○	Having employees maintain a distance of at least six feet from other employees whenever possible;

○	Requiring all employees to be fully vaccinated.

○	Having employees stay segregated from other employees in the office with whom they require no interaction; and

○	Requiring employees to wear masks while they are in the office whenever possible.

On May 6, 2020 and May 8, 2020, we received loans from Bank of America, NA totaling $346,390, pursuant to the PPP under the CARES Act. Under the terms of the PPP, loans and accrued interest are forgivable after twenty-four weeks as long as we used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintain our payroll levels. The amount of loan forgiveness will be reduced if we terminate employees or reduce salaries during the eight-week period. As of December 31, 2021, we used the entirety of the loan proceeds for purposes consistent with the PPP.

On March 2, 2021, the Company received notification from the SBA that repayment of its loan under the PPP in the amount of $301,390 plus accrued interest of $2,320 had been forgiven. On May 20, 2021, the Company received notification from the SBA that repayment of its loan under the PPP in the amount of $45,000 plus accrued interest of $466 had been forgiven. The income resulting from the forgiveness of both PPP loans and the related accrued interest is included in other income in the Company’s statement of operations for the year ended December 31, 2021.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on conditions in the U.S. in general. During the years ended December 31, 2020 and December 31, 2021, the impact of the COVID-19 pandemic significantly affected our results of operations as we experienced meaningful reductions in customer demand for our products and services. During this period, the Company continued to identify and assess risks and modify operating plans following guidance from national, state and local governmental and health authorities. Although we continued to experience minimal supply chain disruption, customer demand was noticeably weaker. During this time period, we took several proactive measures to protect the Company’s balance sheet and strengthen its liquidity position, including making additional cost reductions through selected headcount reductions, discretionary spending reductions, corporate travel suspension, and service provider and other expense reductions.

In 2022, we expect the smaller clinics from which we derive much of our revenue to shift their focus back to quality-of-life support and to continue to expand their relationship with us. In 2022, we intend to build a durable business model, a recurring revenue base to generate significant cash flow, to invest in efficient growth and to develop innovative software and services solutions to expand into the broader Caring Economy. We are investing in a number of new verticals in the consumer, pro-care/Healthcare, corporate benefits lines of business and intend to expand further into our established government line of business.

Looking forward, as the Company accelerates new product development, additional costs will be incurred in product development engineering, sales and marketing. As we fill the product pipeline, expenses will be incurred before sales of these new products are realized.

Impact of Inflation

We believe that our business has not been affected to a significant degree by inflationary trends during the past two fiscal years. However, the recent spike in the domestic inflation rate may increase our cost of fulfillment through higher labor and shipping costs, as well as our operating and overhead expenses. Should inflation become a factor in the worldwide economy, it may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. We have generally been able to maintain our profit margins through productivity and efficiency improvements, and cost reduction programs, avoiding the need to take price increases for many years, although it may be necessary to increase our prices in 2022.

Off Balance Sheet Arrangements

We do not have any relationships with entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. Items subject to such estimates and assumptions could include: the carrying amount and estimated useful lives of long-lived assets; assumptions used in the preparation of the goodwill impairment test; the valuation allowance for credit losses; the fair value of financial instruments; contingent considerations arising from business combinations; income tax recoverability of deferred tax assets, and provisions, among others.

Valuation and Goodwill Impairment

Goodwill represents the excess of consideration paid over the net assets acquired. The Company conducts an annual impairment test of goodwill in the fourth quarter, and in between evaluates if events or circumstances indicate whether fair value may be less than its carrying value. If an initial assessment indicates it is more likely than not goodwill may be impaired, it is evaluated by comparing estimated fair value to carrying value. An impairment charge would be recorded for the amount by which the carrying value exceeds estimated fair value. Estimated fair values are developed primarily under an income approach that discounts estimated future cash flows using risk-adjusted interest rates, as well as earnings multiples or other techniques as warranted. Estimating short-term revenue growth and the discount rates used to determine the fair value requires management judgement and estimation of uncertainties.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, our observance of trends in the industry and information available from other outside sources, as appropriate. Please see Note 4 to our financial statements for a more complete description of our significant accounting policies.

Revenue Recognition

The Company’s revenues consist of product sales to either end customers or to distributors. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payment terms are generally due Net 30 days after the invoice date. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination. For the years ended December 31, 2020 and 2021, none of our sales were recognized over time.

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

Convertible Instruments. The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in the results of operations.

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

Item 8. Financial Statements and Supplementary Data.

The Company’s financial statements, notes to the financial statements, and the reports of the Company’s independent registered accountants required to be filed in response to this Item 8 begin on page F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2021. Management has not completed such evaluation under the 2013 COSO framework, but concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we had difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions.

As reported in our annual report on Form 10-K for the period ended December 31, 2020, during the closing procedures associated with our 2020 audit, management identified an employee theft event involving a non-material amount of money for the fiscal year ended December 31, 2020. Management determined that the incident was due to a material weakness in its controls and procedures, specifically as a result of the lack of segregation of duties due to the limited number of employees performing certain administrative functions. In order to remediate the material weakness and further strengthen the controls, management initiated or enhanced certain receivables handling procedures by strictly controlling access to incoming mail and physical checks received by the Company. During the first quarter of 2021, we hired a forensic auditor who evaluated our transactions and determined that the incident was isolated. The Company was made whole during the first quarter of 2021. In July 2021, we retained Mark Archer as our Interim Chief Financial Officer, subsequently promoted to Chief Financial Officer, who has over 40 years of financial and operational experience, including assignments in technology and consumer products companies. In August 2021, we retained Armanino LLP, a resigned accounting firm, to function as our internal accounting department.

Additional time is required to fully document our systems, implement control procedures and test their operating effectiveness before we can conclude that we have fully remediated our material weaknesses.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as COSO. Management has not completed an evaluation under the criteria set forth in Internal Control-Integrated Framework, and as such our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2021, covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions are as follows:

			Date First Elected or
Name	Age	Position	Appointed
Chia-Lin Simmons (2)	49	Chief Executive Officer and Director	June 14, 2021
Mark Archer	65	Chief Financial Officer	February 15, 2022 (July 15, 2021 as Interim CFO)
Major General David R. Gust, USA, Ret	78	Director	June 25, 2012
Michael J. D’Almada-Remedios, PhD	58	Director	September 26, 2013
Daniel P. Sharkey	65	Director and Chairmen of the Board	June 23, 2014 (November 14, 2021 as the Chairman of the Board)
Robert A. Curtis, Pharm.D.	67	Director	July 25, 2018
Sherice. R Torres	48	Director	February 21, 2022
John Pettitt	59	Director	March 18, 2022

Chia-Lin Simmons, Chief Executive Officer and Director

Chia-Lin Simmons has served as Chief Executive Officer and a director of the Company since June 14, 2021. From 2016 to June 2021, Ms. Simmons served as the CEO and co-founder of LookyLoo, Inc., an artificial intelligence social commerce company. Ms. Simmons currently also serves as a member of the Board of directors for Servco Pacific Inc., a global automotive and consumer goods company with businesses in mobility, automotive distribution and sales, and entertainment, and for New Energy Nexus, an international organization that supports clean energy entrepreneurs with funds, accelerators and networks. From 2014 to 2016, Ms. Simmons served as Head of Global Partner Marketing at Google Play, prior to which, between 2010 and 2014, she served as VP of Marketing & Content for Harman International. Ms. Simmons received her B.A. in Communications, Magna cum Laude and Phi Beta Kappa, from the University of California, San Diego in 1995. She also received her M.B.A. from Cornell University in 2002, where she was a Park Leadership Fellow, and her J.D. from George Mason University in 2005, and is currently a licensed attorney in the State of New York. The Company believes that Ms. Simmons’ broad technology industry expertise, her experience in product development and launch, and her role as Chief Executive Officer give her the qualifications and skills to serve as a member of the Board.

Mark Archer, Chief Financial Officer

Mark Archer has served as Interim Chief Financial Officer of the Company since July 15, 2021, and as our permanent Chief Financial Officer since February 15, 2022. Mr. Archer also serves as a partner at FLG Partners, a Silicon Valley chief financial officer services and Board advisory consultancy firm. Mr. Archer has over 40 years of financial and operational experience, including assignments in high growth technology and consumer products companies. Prior to joining FLG Partners in April 2021, from 2017 to 2020, Mr. Archer served as Executive Vice President and Chief Financial Officer of Saxco International LLC, a private equity owned middle market distributor of glass and other rigid packaging solutions to the wine, beer and spirits industries. From 2016 to 2018, Mr. Archer served as President and Chief Executive Officer of Swarm Technology LLC, a growth stage technology company selling hardware and software services, based on Internet of Things architecture, to the agricultural industry. Mr. Archer received both his B.S. degree in Business Administration and an M.B.A. in Finance from the University of Southern California, where he was a Presidential Scholar.

Major General David R. Gust, USA, Director

Major General David R. Gust, USA, Ret., has served as a director of the Company since June 25, 2012. General Gust presently does consulting work for his own company, David R. Gust & Associates, LLC. Between April 2007 and May 2009, General Gust was the President of USfalcon, a privately held company working with the U.S. Defense sector, primarily in information technology. Previously, General Gust had served as the Manager for Federal Telecommunications for Bechtel National, Inc. from November 2004 to March 2007. Prior to that, he was the President and Chief Executive Officer of Technical and Management Services Corporation from 2000 to 2004. General Gust retired from the United States Army in 2000 after completing a career of 34 years of service.

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

General Gust brings to our Board of directors valuable business expertise, particularly expertise in defense and homeland security market segments, due to his significant experience as a director of publicly held companies and his substantial experience gained as a member of the US Armed Services.

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

Dr. D’Almada-Remedios has served as the President of On Demand iCars, Inc, and Limos.com, a leading global professional transportation network company, since 2018. From 2014 to 2018 he was the Chief Executive Officer of Flye Inc., a Fin Tech and IoT subsidiary of World Ventures Holdings, LLC, where he was also the Chief Technology Officer. In 2014, Dr. D’Almada-Remedios was the Chief Technology Officer of Swarm-Mobile, a software company. Between January 2011 and September 2013, Dr. D’Almada-Remedios was the Chief Information Officer for Arbonne International, a billion-dollar global cosmetics company. From February 2009 to December 2010, he was a Vice-President at Expedia, Inc. and was responsible for all technologies, product development and technical operations for hotels.com. Prior to February 2009, Dr. D’Almada-Remedios was the Chief Technology Officer for Realtor.com and Shopping.com, a subsidiary of eBay, Inc. At eBay he was a member of the eBay Inc. Technology Board for eBay, PayPal and Skype.

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

Dr. D’Almada-Remedios brings to our Board valuable business experience, particularly expertise in eCommerce technology and hyper growth companies.

Daniel P. Sharkey, Director and Chairman of the Board

Daniel P. Sharkey has served as a director of the Company since June 23, 2014, and as Chairman of the Board since November 14, 2021. Mr. Sharkey’s background includes 37 years of broad experience with finance and business development for technology companies. His key accomplishments in his prior engagements focused on expanding technology companies into new marketplaces and plotting and implementing successful, long-term growth strategies. Between 2007 and 2014, Mr. Sharkey was Executive Vice President of Business Development for ATMI, a publicly traded semiconductor company. Mr. Sharkey originally joined ATMI as Chief Financial Officer in 1990. ATMI was sold to Entegris in 2014 for $1.15 billion.

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

Mr. Sharkey earned a Bachelor of Arts degree in Economics and Accounting from the College of the Holy Cross in Worcester, Massachusetts. Mr. Sharkey brings valuable experience in finance and administration to our Board and serves as our audit committee financial expert.

Robert A. Curtis, Pharm.D., Director

Robert A. Curtis, Pharm.D., has served as a director of the Company since July 25, 2018. Dr. Curtis is a 35-year veteran in the biosciences industry. Since 2012, Dr. Curtis has served as a consultant to emerging technology companies in his role at Curtis Consulting & Communications, LLC. From 2014 to 2016, he served as the Executive Chairman and Director of the Trudeau Institute in Saranac Lake, New York and prior to that position, he was Chief Executive Officer (CEO) of the Regional Technology Development Corporation from 2007 to 2012, a non-profit organization in Woods Hole, Massachusetts, where he was responsible for identifying and commercializing technology from the Marine Biological Laboratory and the Woods Hole Oceanographic Institute. Prior to such roles, Dr. Curtis has been a founder and CEO of several companies, including HistoRx, Inc., a tissue proteomics company, Cape Aquaculture Technologies, Inc., which developed enhanced non-genetically modified fish, and Lion Pharmaceuticals/Phoenix Drug Discovery LLC, which developed and commercialized university-based technology from some of the leading biomedical institutions in the world. He assisted in the founding of Environmental Operating Solutions, Inc., which applied denitrification technology to wastewater, and which was sold in 2017. He was a co-founder of and CEO of CombiChem, Inc., which was sold to Dupont Pharmaceuticals, and served as founding President and CEO of MetaMorphix, Inc., a joint venture between Genetics Institute, Inc. and The Johns Hopkins School of Medicine. Prior to these entrepreneurial endeavors, Dr. Curtis held senior management positions at Pharmacopeia, Inc., Cambridge Neuroscience, Inc., and Pfizer, Inc. He also served as Assistant Professor of Pharmacy Practice at the University of Illinois Medical Center in Chicago. He currently serves on the Board or as an advisor to a number of private entrepreneurial companies and has served as judge for the annual MIT $100K Business Plan Entrepreneurial Award. He is Chairman of Fundraising for the Falmouth Commodores of the Cape Cod Baseball League. Dr. Curtis holds a BS in Pharmacy from the Massachusetts College of Pharmacy, a Pharm.D. from the University of Missouri, and an MBA from Columbia University.

Dr. Curtis’ significant experience in the biosciences, healthcare, and technology sector as well as his operational background gives him the qualifications and skills necessary to serve as a director of our Company.

Sherice R. Torres, Director

Sherice R. Torres has served as a director of the Company since February 21, 2022. Since January 24, 2022, Ms. Torres has served as Chief Marketing Officer for Circle Internet Financial, LLC (“Circle”). Prior to her executive leadership role with Circle, from November 2020 to January 2022, Ms. Torres served as the Chief Marketing Officer for Novi, a fintech division of Meta (formerly Facebook). In addition, Ms. Torres held several senior marketing roles at Google from August 2014 to October 2020, focusing on social responsibility, child and family products, Google Pay and Google Shopping. From July 2000 to July 2014. Ms. Torres led teams at Nickelodeon focusing on consumer products, strategic planning, digital video and paid apps. Ms. Torres also has served as a director of Advance Auto Parts since September 2021. Ms. Torres started her career in change management with Deloitte Consulting. Ms. Torres has nearly 30 years of marketing, brand management, strategic planning and change management for companies like Google and Meta. Ms. Torres is also a member of several non-profit organizations focusing on advancing professional opportunities for women and people of color. Ms. Torres has been recognized for her leadership and community service by several organizations, including the National Diversity Council, Black Enterprise Magazine and Crain’s Business. Ms. Torres received an undergraduate degree from Harvard University and an MBA in Marketing & Strategic Planning from Stanford University. The Company believes that Ms. Torres is qualified to serve on the Board based on her experience serving on the Advance Auto Parts board and her deep experience in marketing and strategic planning at some of Silicon Valley’s premier technology companies.

John Pettitt, Director

John Pettitt has served as a director of the Company since March 15, 2022. Since October 2017, Mr. Pettitt has served as senior staff software engineer at Google LLC (“Google”), focusing on software development and software engineering management. Prior to his role at Google, Mr. Pettitt served as chief technology officer at Relay Media Inc., a mobile content optimization company, where he focused on software development for digital media, from 2015 until it was acquired by Google in October 2017. Mr. Pettitt has 39 years’ experience in communication and e-commerce. An internet pioneer since 1983, Mr. Pettitt has been a founder and chief technology officer of multiple successful companies, including: Specialix PLC, a manufacturer of communications and networking hardware, which was acquired by Pearl Systems; software.net, the first internet app store and an e-commerce pioneer, currently known as Beyond.com, which became a publicly traded company and was later acquired by Digital River; CyberSource, a world-leading payments and fraud detection company, which became a publicly traded company and was later acquired by Visa; and Relay Media Inc. In addition, Mr. Pettitt has been awarded multiple foundational patents relating to e-commerce, fraud detection and content distribution and management. We believe that Mr. Pettitt brings a deep technical understanding of hardware and software, combined with a strong entrepreneurial track record, which background gives him the qualifications and skills necessary to serve as a director.

Board Committees

Our Board has an Audit Committee, a Compensation Committee and a Corporate Governance and Nomination Committee. Each committee has a charter, which is available on our website at www.logicmark.com. Information contained on our website is not incorporated herein by reference. Each of the Board committees has the composition and responsibilities described below. As of April 12, 2022, the members of such committees are:

Audit Committee – Daniel Sharkey*(1), David Gust, Robert Curtis and John Pettitt

Compensation Committee – David Gust*, Daniel Sharkey, Robert Curtis, Sherice Torres and John Pettitt

Corporate Governance and Nomination Committee – Robert Curtis*, David Gust, Daniel Sharkey and Sherice Torres

*	— Indicates Committee Chair

(1)	— Indicates Audit Committee Financial Expert

Audit Committee

We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Audit Committee are Daniel Sharkey, David Gust, Robert Curtis and John Pettitt. Messrs. Sharkey and Pettitt, General Gust and Dr. Curtis are each “independent” within the meaning of Rule 10A-3 under the Exchange Act and the Marketplace Rules of Nasdaq (the “Nasdaq Rules”). Our Board has determined that Mr. Sharkey shall serve as the “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. In addition, Mr. Sharkey serves as Chairman of the Audit Committee.

The Audit Committee oversees our corporate accounting and financial reporting process and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The responsibilities of the Audit Committee include, among other matters:

●	Selecting and recommending to our Board the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;

●	Approving the fees to be paid to the independent registered public accounting firm;

●	Helping to ensure the independence of our independent registered public accounting firm;

●	Overseeing the integrity of our financial statements;

●	Preparing an audit committee report as required by the SEC to be included in our annual proxy statement;

●	Reviewing major changes to our auditing and accounting principles and practices as suggested by our Company’s independent registered public accounting firm, internal auditors (if any) or management;

●	Reviewing and approving all related party transactions; and

●	Overseeing our compliance with legal and regulatory requirements.

The Audit Committee operates under a written charter adopted by our Board that satisfies the applicable standards of Nasdaq.

Compensation Committee

The members of our Compensation Committee are David Gust, Daniel Sharkey, Robert Curtis, Sherice Torres, and John Pettitt. General Gust, Messrs. Sharkey and Pettitt, Dr. Curtis and Ms. Torres are “independent” within the meaning of the Nasdaq Rules. In addition, each member of the Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. The Compensation Committee assists the Board in the discharge of its responsibilities relating to the compensation of the members of the Board and our executive officers. General Gust serves as Chairman of the Compensation Committee.

The Compensation Committee’s compensation-related responsibilities include:

●	Assisting our Board in developing and evaluating potential candidates for executive positions and overseeing the development of executive succession plans;

●	Reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer;

●	Reviewing, approving and recommending to our Board on an annual basis the evaluation process and compensation structure for our other executive officers;

●	Providing oversight of management’s decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;

●	Reviewing our incentive compensation and other stock-based plans and recommending changes in such plans to our Board as needed, and exercising all the authority of our Board with respect to the administration of such plans;

●	Reviewing and recommending to our Board the compensation of independent directors, including incentive and equity-based compensation; and

●	Selecting, retaining and terminating such compensation consultants, outside counsel and other advisors as it deems necessary or appropriate.

The Compensation Committee operates under a written charter adopted by our Board that satisfies the applicable standards of Nasdaq.

Corporate Governance and Nomination Committee

The members of the Corporate Governance and Nomination Committee are Robert Curtis, David Gust, Daniel Sharkey and Sherice Torres. Dr. Curtis, General Gust, Mr. Sharkey and Ms. Torres are “independent” within the meaning of the Nasdaq Rules. In addition, each member of the Corporate Governance and Nomination Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. One of the main purposes of the Corporate Governance and Nomination Committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. Dr. Curtis serves as Chairman of the Corporate Governance and Nomination Committee.

The Corporate Governance and Nomination Committee is responsible for, among other objectives, making recommendations to the Board regarding candidates for directorships; overseeing the evaluation of the Board; reviewing developments in corporate governance practices; developing a set of corporate governance guidelines; and reviewing and recommending changes to the charters of other Board committees. In addition, the Corporate Governance and Nomination Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Corporate Governance and Nomination Committee operates under a written charter adopted by our Board that satisfies the applicable standards of Nasdaq.

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

Except as may be set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Family Relationships

There are no relationships between any of the officers or directors of the Company.

Director Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Code of Ethics

The Board has adopted a Code of Business Ethics and Conduct (the “Code of Conduct”) which constitutes a “code of ethics,” as defined by applicable SEC rules and a “code of conduct,” as defined by applicable rules of Nasdaq. We require all employees, directors and officers, including our principal executive officer and principal financial officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer and other finance department personnel with respect to full and accurate reporting. The Code of Conduct is available on our website at www.logicmark.com. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website. Information contained on or that may be obtained from our website is not and shall not be deemed to be a part of this Report.

Delinquent Section 16(a) Reports

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2021, we believe the following reports listed in the table below were required to be filed by such persons pursuant to Section 16(a) and were not filed on a timely basis:

Name	Form	Description
Daniel P. Sharkey	4	Four (4) transactions were not reported on a timely basis (upon the acquisition of stock options that were received as compensation for the reporting person’s service as a member of the Board).
	4	One (1) transaction was not reported on a timely basis (upon the acquisition of stock options that were received as compensation for the reporting person’s service as a member of the Board).
Robert A. Curtis	4	Four (4) transactions were not reported on a timely basis (upon the acquisition of stock options that were received as compensation for the reporting person’s service as a member of the Board).
	4	One (1) transaction was not reported on a timely basis (upon the acquisition of stock options that were received as compensation for the reporting person’s service as a member of the Board).
David R. Gust	4	Four (4) transactions were not reported on a timely basis (upon the acquisition of stock options that were received as compensation for the reporting person’s service as a member of the Board).
	4	One (1) transaction was not reported on a timely basis (upon the acquisition of stock options that were received as compensation for the reporting person’s service as a member of the Board).
Michael J. D’Almada- Remedios	4	Ten (10) transactions were not reported on a timely basis (upon the acquisition of shares of common stock and stock options that were received as compensation for the reporting person’s service as a member of the Board)
Chia-Lin Simmons	4	One (1) transaction was not reported on a timely basis (upon the acquisition of shares of common stock issued as an inducement grant in accordance with Nasdaq Rules).

Item 11. Executive Compensation.

The disclosure relating to the shares of Common Stock under this “Executive Compensation” section reflects the reverse stock split of the Common Stock that was effected by the Company on October 15, 2021.

Summary Compensation Table for Fiscal Years 2021 and 2020

The following table sets forth all plan and non-plan compensation for the last two fiscal years paid to individuals who served as the Company’s principal executive officers and the Company’s two other most highly compensated executive officers serving as executive officers at the end of the last completed fiscal year, as required by Item 402(m)(2) of Regulation S-K of the Securities Act. We refer to these individuals collectively as our “named executive officers.”

						Nonequity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(4)	($)	($)	($)	($)(5)	($)
Vincent S. Miceli	2021	374,028	50,000	375,000	-	-	-	27,290	826,318
Former Chief Executive Officer, Former Chief Financial Officer (1)	2020	365,000	50,000	75,000	-	-	-	33,767	523,767
Chia-Lin Simmons	2021	243,308	50,000	3,571,897	-	-	-	-	3,865,205
Chief Executive Officer (2)	2020	-	-	-	-	-	-	-	-
Mark Archer	2021	360,465	-	-	-	-	-	-	360,465
Chief Financial Officer (3)	2020	-	-	-	-	-	-	-	-

(1)	Reflects all compensation received by Mr. Miceli between January 1, 2021 and July 10, 2021 when Mr. Miceli ceased serving as the Company’s Chief Executive Officer and Chief Financial Officer, as well as all compensation received by Mr. Miceli in connection with the Letter Agreement (as defined below). Additional details regarding Mr. Miceli’s compensation and departure from the Company are summarized below under “Employment Agreements.”

(2)	Ms. Simmons was appointed the Company’s Chief Executive Officer and member of the Board on June 14, 2021. Ms. Simmons was granted 266,560 shares of restricted Common Stock that vest over four years commencing October 15, 2021, with a quarter to vest on the anniversary of the grant, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company.

(3)

Mr. Archer served as the Company’s interim Chief Financial Officer from July 15, 2021 until February 15, 2022 when he was appointed the Company’s permanent Chief Financial Officer. Salary reflects all compensation received by FLG Partners between July 15, 2021 through December 31, 2021 for Mr. Archer’s services as Interim Chief Financial Officer pursuant to the FLG Agreement (as defined below) from which Mr. Archer’s compensation for such services is derived. Additional details regarding Mr. Archer’s compensation are summarized below under “Employment Agreements.”

(4)	Amounts reported in this column reflect the grant date fair value of the restricted stock award granted during the fiscal years ended December 31, 2021 and 2020, as computed in accordance with Financial Accounting Standards Board (“FASB”) ASC 718.

(5)	Other compensation includes primarily employee-paid health insurance.

Employment Agreements

Chia-Lin Simmons

On June 14, 2021, the Company entered into an employment agreement with Chia-Lin Simmons (the “Simmons Agreement”), pursuant to which she was appointed our Chief Executive Officer and a member of the Board, effective June 14, 2021, in consideration for an annual cash salary of $450,000 (“Base Salary”). The Simmons Agreement provides for incentive bonuses as determined by the Board, a one-time sign-on bonus of $50,000, and employee benefits, including health and disability insurance, in accordance with the Company’s policies, and remains in effect until her employment with the Company is terminated.

Additionally, pursuant to the Simmons Agreement and as a material inducement to her acceptance of employment with the Company, the Company offered Ms. Simmons a stock award of 266,560 shares of restricted Common Stock. Such stock award was approved by the Board’s compensation committee and the shares were issued in accordance with Nasdaq Listing Rule 5635(c)(4) outside of our 2013 Long-Term Stock Incentive Plan (“LTIP”) and our 2017 Stock Incentive Plan (“2017 SIP”), vesting over a four-year period commencing on October 15, 2021, with a quarter to vest on the anniversary of that date, and thereafter in quarterly amounts until such award has fully vested, so long as Ms. Simmons remains in the service of the Company.

Pursuant to the Simmons Agreement, if Ms. Simmons is terminated for any reason, she is entitled to receive standard company benefits which include (i) a lump sum payment equal to the sum of her earned but unpaid base salary through the date of termination, (ii) her accrued but unused vacation days at the Base Salary in effect on the date of her termination, and (iii) any other benefits or rights she will have accrued or earned through the date of termination in accordance with the terms of the Company employee benefit plans (the “Accrued Benefits”). Additionally, if Ms. Simmons is terminated due to a change in control (as defined in such agreement), she will be entitled to twelve months of her then-current Base Salary, payable in twelve equal monthly installments, and coverage under any health insurance plan covering her and her spouse, or reimbursement for the cost of any comparable plan, for the lesser of twelve months after such termination, or the remainder of the term of such agreement, as applicable. Alternatively, if Ms. Simmons is terminated as a result of non-extension of the Simmons Agreement, she is be entitled, in addition to the Accrued Benefits, to six months of her then-current Base Salary payable in six equal monthly installments, and coverage under any health insurance plan covering her and her spouse, or reimbursement for the cost of any comparable plan, for six months after such termination.

Mark Archer

Effective July 15, 2021, the Board appointed Mr. Archer as Interim Chief Financial Officer of the Company. In connection with the appointment, the Company entered into an agreement, effective July 15, 2021, with FLG Partners (the “FLG Agreement”), of which Mr. Archer is a partner, pursuant to which the Company agreed to pay FLG Partners $500 per hour for its engagement of Mr. Archer’s services as Interim Chief Financial Officer. The FLG Agreement also requires the Company to indemnify Mr. Archer and FLG Partners in connection with Mr. Archer’s services to the Company. The FLG Agreement has an indefinite term and is terminable by the Company or FLG Partners upon 60 days’ prior written notice.

Effective February 15, 2022, the Board appointed Mr. Archer as our permanent Chief Financial Officer. In connection with the appointment, the Company and FLG Partners entered into an amendment to the FLG Agreement, dated February 15, 2022 (the “Amendment”), pursuant to which the Company agreed to amend the fee payable to FLG Partners to $10,000 per week, to permit Mr. Archer to separately invoice the Company for administrative charges of $2,000 per month, payable to Mr. Archer only, and to the issuance of 129,384 restricted shares of Common Stock to Mr. Archer and 6,810 restricted shares of Common Stock to FLG Partners, a quarter of each such issuance to vest on July 15, 2022, with subsequent vesting at 6.25% for each three-month period thereafter. Mr. Archer did not receive any securities of the Company in connection with the FLG Agreement or the Amendment during the fiscal year ended December 31, 2021.

Vincent S. Miceli

On January 8, 2021, we entered into an employment agreement with Mr. Miceli (the “Miceli Agreement”), then serving as our Chief Executive Officer and Chief Financial Officer, which became effective January 1, 2021, and which continued until December 31, 2021 (the “Initial Term”).

Pursuant to the Miceli Agreement, Mr. Miceli was to receive an annual base salary of $365,000, and in the event that the Initial Term was extended, Mr. Miceli was eligible to receive a cash bonus in an amount and on such terms as determined by the Board in its sole discretion. The Miceli Agreement also provided that Mr. Miceli would be granted 400,000 shares of Common Stock under the LTIP or the 2017 SIP.

On August 9, 2021, Mr. Miceli notified the Company of his decision to resign from the Board and as Chairman of the Board, effective immediately. In connection with his resignation, on August 9, 2021, the Company and Mr. Miceli entered into a letter agreement, effective August 1, 2021 (the “Letter Agreement”), pursuant to which Mr. Miceli agreed to provide consulting services to the Company for nine months in consideration for, among other things, (i) semi-monthly cash payments of approximately $19,000, (ii) a payout of his accrued but unused vacation pay, (iii) full acceleration of the vesting terms of 50,000 shares of his previously unvested Common Stock and (iv) payment of all medical and dental premiums for him and his wife for six months. Pursuant to the Letter Agreement, the Company and Mr. Miceli agreed that the rights of both under the Miceli Agreement would terminate, except for the confidentiality and non-competition provisions, which will remain in full force and effect, provided that the non-competition provisions will expire on April 30, 2022.

A brief description of the LTIP and the 2017 SIP is contained in Note 10 of the Notes to the Financial Statements.

Other Compensation

We provide standard health insurance benefits to our executive officers, on the same terms and conditions as provided to all other eligible employees. We believe these benefits are consistent with the broad-based employee benefits provided at the companies with whom we compete for talent and therefore are important to attracting and retaining qualified employees. Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our named executive officers during the years ended December 31, 2021 and 2020. We do not have any retirement, pension or profit-sharing programs for the benefit of our directors, officers or other employees. The Board may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards at 2021 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by our named executive officers as of December 31, 2021. Each award to each named executive officer is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (4)	Market Value of Shares or Units of Stock That Have Not Vested ($) (5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Chia-Lin Simmons	-	-	-	-	-	266,560	3,571,897	-	-
Mark Archer	-	-	-	-	-	-	-	-	-
Vincent S. Miceli (1) (2) (3)	-	-	-	-	-	-	-

(1)	On September 3, 2021, Mr. Miceli received 50,000 shares of fully vested Common Stock.

(2)	On August 9, 2021, Mr. Miceli resigned from the Board and as the chairman of the Board. In connection with the Letter Agreement, the Company agreed to fully accelerate the vesting terms of 50,000 shares of previously unvested Common Stock held by Mr. Miceli.

(3)	On February 4, 2021, Mr. Miceli was granted 11,291 shares of fully vested shares of Common Stock.

(4)	Ms. Simmons was granted 266,560 shares of restricted Common Stock that vest over four years commencing on October 15, 2021, with a quarter to vest on the anniversary of the grant date, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for such quarter.

(5)	Amounts reflect the grant date fair value of such award granted, as computed in accordance with FASB ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

A brief description of the LTIP and the 2017 SIP, pursuant to which such awards were granted to Mr. Miceli, is contained in Note 10 of the Notes to the Financial Statements.

Director Compensation for Fiscal Year 2021

During the year ended December 31, 2021, each of our non-employee directors earned $40,000 paid or to be paid in cash and $40,000 in stock options for serving on our Board. Such compensation was paid to each director in quarterly installments. The following table reflects all compensation awarded to and earned by the Company’s directors for the fiscal year ended December 31, 2021.

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Stock Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Major General David R. Gust, USA, Ret.	40,000	-	40,000	-	-	1,127	81,127
Michael J. D’Almada- Remedios, PhD	40,000	-	40,000	-	-	-	80,000
Daniel P. Sharkey	40,000	-	40,000	-	-	899	80,899
Robert A. Curtis, Pharm.D.	40,000	-	40,000	-	-	1,611	81,611

(1)	General Gust, Dr. D’Almada-Remedios, Mr. Sharkey and Dr. Curtis each received $40,000 in stock options, which are each exercisable for up to 9,117 shares of Common Stock at an average price of approximately $4.39 per share.
(2)	The Company reimbursed General Gust, Mr. Sharkey and Dr. Curtis for travel-related expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of April 12, 2022 by (a) each person, or group of affiliated persons, who is known to us to own beneficially 5% or more of our outstanding equity securities; (b) each of our directors; (c) each of our named executive officers; and (d) all of our named executive officers and directors as a group. Except as otherwise indicated in the footnotes below, we believe, based on the information provided to us, that all persons listed below have sole voting power and investment power with respect to their shares of Common Stock or other equity securities that they beneficially own, subject to community property laws where applicable.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock or other equity securities of the Company that such person has the right to acquire within sixty (60) days of April 12, 2022. For purposes of computing the percentage of outstanding shares of our Common Stock or other equity securities of the Company held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of April 12, 2022 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares of Common Stock or other equity securities of the Company listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and executive officers is c/o LogicMark, Inc., 2801 Diode Lane, Louisville, KY, 40299.

	Shares Beneficially Owned
	Common Stock		Series C Preferred Stock		Series F Preferred Stock		% Total Voting
Name and Address of Beneficial Owner	Shares	%(1)	Shares	%	Shares	%	Power (2)
Non-Director or Officer 5% Stockholders:
Anson Investments Master Fund LP (3)	1,064,746	9.99%	-	-	-	-	9.99%
Alpha Capital Anstalt (4)	988,200	9.34%	-	-	173,333	100%	8.92%
Giesecke+Devrient Mobile Security America, Inc. (5)	-	*	200	100%	-	-	*

Directors and Executive Officers:
Chia-Lin Simmons (6) Chief Executive Officer	470,705	4.91%	-	-	-	-	4.91%
Mark Archer (7) Chief Financial Officer	129,384	1.34%	-	-	-	-	1.34%
Vincent S. Miceli Former Chief Executive Officer Former Chief Financial Officer Former Director	107,725	1.12%	-	-	-	-	1.12%
Major General David R. Gust, USA, Ret Director (8)	44,160	*	-	-	-	-	*
Michael J. D’Almada-Remedios, PhD Director (8)	44,699	*	-	-	-	-	*
Daniel P. Sharkey Director (8)	43,660	*	-	-	-	-	*
Robert A. Curtis, Pharm.D. Director (8)	35,144	*	-	-	-	-	*
Sherice R. Torres Director	-	-	-	-	-	-	-
John Pettitt Director	-	-	-	-	-	-	-
Directors and Executive Officers as a Group (9 persons)	875,477	9.06%	-	-	-	-	9.06%

*	Less than 1%

(1)

Based on 9,593,378 shares of Common Stock issued and outstanding as of April 12, 2022. Shares of Common Stock subject to options, preferred stock or warrants currently exercisable or exercisable within sixty days are considered outstanding for purposes of computing the percentage of the holder of such options, preferred stock or warrants; they are not considered outstanding for purposes of computing the percentage of any other stockholder.

(2)	Percentage of total voting power represents voting power with respect to all shares of Common Stock, Series C Preferred Stock and Series F Preferred Stock. The holders of our Common Stock and Series C Preferred Stock are entitled to one vote per share. The holders of our Series F Preferred Stock vote on as as-converted to Common Stock basis.

(3)	Beneficial ownership includes warrants exercisable for up to an aggregate of 1,064,746 shares of Common Stock. The warrants are subject to certain beneficial ownership limitations, which provide that a holder of the warrants will not have the right to exercise any portion thereof if the holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99%, as applicable, of the Common Stock outstanding, provided that upon at least 61 days’ prior notice to us, the holder may increase or decrease such limitation up to a maximum of 9.99% of the shares of Common Stock outstanding. Beneficial ownership excludes warrants exercisable into 676,233 shares of Common stock that are subject to the limitations in such warrants. Anson Advisors Inc. (“AAI”) and Anson Funds Management LP (“AFM”, and together with AAI, “Anson”) are the co-investment advisers of Anson Investments Master Fund LP (“AIMF”). Anson holds voting and dispositive power over the securities held by AIMF. Bruce Winson is the managing member of Anson Management GP LLC, which is the general partner of AFM. Moez Kassam and Amin Nathoo are directors of AAI. Mr. Winson, Mr. Kassam and Mr. Nathoo each disclaim beneficial ownership of these securities except to the extent of their pecuniary interest therein. The principal business address of the AIMF is Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands.

(4)	Beneficial ownership includes warrants exercisable for up to an aggregate of 988,200 shares of Common Stock and 173,333 shares of Series F Preferred Stock convertible into 115,556 shares of Common Stock. The warrants are subject to certain beneficial ownership limitations, which provide that a holder of the warrants will not have the right to exercise any portion thereof if the holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99%, as applicable, of the Common Stock outstanding, provided that upon at least 61 days’ prior notice to us, the holder may increase or decrease such limitation up to a maximum of 9.99% of the number of shares of Common Stock outstanding. Konrad Ackermann has voting and investment control over the securities held by Capital Anstalt. The principal business address of Alpha Capital Anstalt is c/o Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein.

(5)	Giesecke & Devrient Mobile Security America, Inc. (“G&D”) is the sole holder of our Series C Preferred Stock and thus has 100% of the voting power of our outstanding shares of Series C Preferred Stock, which have the same voting rights as our shares of Common Stock (one vote per share). The address G&D is 45925 Horseshoe Drive, Dulles, VA 20166.

(6)	Represents (i) 266,560 shares of restricted stock granted outside the LTIP and the 2017 SIP, which vest over a period of 48 months, with one quarter on the anniversary of the grant and 1/36 each subsequent month until all shares have vested, so long as Ms. Simmons remains in the service of the Company and (ii) 204,145 shares of restricted stock granted under the LTIP, which shares vest over a period of 3 years commencing on January 3, 2022, with 34,045 shares to vest on July 3, 2022, and thereafter, 17,010 shares to vest on the first day of each subsequent quarter until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for each such quarter.

(7)	Represents shares of restricted stock granted outside the LTIP and the 2017 SIP, which vest over a period of 48 months, with one quarter on the anniversary of the grant and 1/36 each subsequent month until all shares have vested, so long as Mr. Archer remains in the service of the Company. In addition, FLG Partners, of which Mr. Archer is a partner, was granted 6,810 restricted shares of Common Stock. This grant will vest one quarter on July 15, 2022, with subsequent vesting at 6.25% for each three-month period thereafter. Mr. Archer disclaims beneficial ownership of such shares of Common Stock granted to FLG Partners.

(8)	Includes stock options to purchase up to 17,499 shares of Common Stock at an average exercise price of $7.07 per share.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	-	406,199
Equity compensation plans approved by security holders (2)	-	-	406,199
Equity compensation plans not approved by security holders	-	-	-
Total			812,398

(1)	Represents the shares of Common Stock authorized for issuance under the LTIP, which was approved by the Company’s stockholders on January 4, 2013. The maximum aggregate number of shares of Common Stock that may be issued under the LTIP, including stock options, stock awards, such as stock issued to our Board of directors for serving on our Board of directors, and stock appreciation rights, is limited to 10% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 1,201,715 shares of Common Stock for the fiscal year ending December 31, 2021.
(2)	Represents the shares of Common Stock authorized for issuance under the 2017 SIP, which was approved by the Company’s stockholders on August 24, 2017. The maximum aggregate number of shares of Common Stock that may be issued under the 2017 SIP (including shares underlying options) is limited to 10% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 4,061,997 shares of Common Stock for the fiscal year ending December 31, 2021.
(3)	As of January 1, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Other than as described below, except compensation arrangements, since the past two fiscal years, there have been no transactions, whether directly or indirectly, between us and any of the Company’s officers, directors, beneficial owners of more than 5% of outstanding shares of Common Stock or outstanding shares of a class of voting preferred stock, or their family members, that exceeded the lesser of (i) $120,000 or (ii) one percent (1%) of the average of the Company’s total assets at year-end for the last two fiscal years.

On December 18, 2020, the Company closed concurrent registered direct and private placement offerings (collectively, the “December Offering”) whereby the Company issued to Anson Investments Master Fund LP (“Anson”) and Alpha Capital Anstalt (“Alpha”) in a registered direct offering (i) an aggregate of 1,515,151 shares of Series D Convertible Preferred Stock, par value $0.0001 per share, of the Company (the “Series D Preferred Stock”), convertible into an aggregate of up to 303,030 shares of Common Stock, and (ii) warrants exercisable for up to 100,000 shares of Common Stock (the “December Registered Direct Warrants”) at an exercise price of $4.90 per share, subject to customary adjustments thereunder, which were exercisable immediately upon issuance and have five year terms. Such registered direct offering closed concurrently with the closing of a private placement transaction, pursuant to which the Company issued to such investors warrants to purchase up to an aggregate of 505,060 shares of Common Stock at an exercise price of $4.90 per share, subject to customary adjustments thereunder, which were initially exercisable for five and one-half years commencing six months after their issuance date and which were subsequently modified to be immediately exercisable for five years commencing on their issuance date. The holders of such shares of Series D Preferred Stock had the right to vote with shares of Common Stock, on an as-converted to Common Stock basis, with respect to all matters on which the holders of Common Stock are entitled to vote, subject to any applicable beneficial ownership limitations. On February 1, 2021, the Company filed a certificate with the Secretary of State of the State of Delaware eliminating and canceling all designations, rights, preferences and limitations of the Series D Preferred Stock, and all shares of Series D Preferred Stock resumed the status of authorized but unissued shares of preferred stock of the Company. The December Offering resulted in gross proceeds of $2 million, before deducting any offering expenses, and such investors participated equally with respect to the consideration paid and the number of securities received pursuant to the December Offering.

On January 8, 2021, the Company entered into a warrant amendment and exercise agreement (the “Amendment Agreement”) with Anson with respect to a Common Stock purchase warrant, dated April 4, 2019, previously issued by the Company to Anson (the “Original Warrant”). In consideration for each exercise of the Original Warrant that occurred within 45 calendar days of the date of the Amendment Agreement, in addition to the issuance of shares of Common Stock upon such exercise, the Company agreed to deliver to Anson a new warrant to purchase a number of shares of Common Stock equal to the number of shares of Common Stock issued upon Anson’s exercise of the Original Warrant, at an exercise price of $15.25 per share (the “New Warrant”). Anson held an Original Warrant exercisable for up to 246,914 shares of Common Stock and fully exercised such warrant, resulting in aggregate proceeds to the Company of $3,765,432 the issuance of New Warrants exercisable for an equivalent number of shares of Common Stock.

On February 2, 2021, the Company closed concurrent registered direct and private placement offerings (collectively, the “February Offering”) pursuant to a securities purchase agreement, dated as of January 29, 2021, in which the Company issued to Anson and Alpha an aggregate of 1,476,016 shares of Series E Preferred Stock and Common Stock purchase warrants exercisable for an aggregate of 295,203 shares of Common Stock. Such warrants were exercisable at an exercise price of $12.30 per share, subject to customary adjustments thereunder, which were exercisable immediately upon issuance and had five-year terms. The holders of such shares of Series E Preferred Stock had the right to vote with shares of Common Stock, on an as-converted to Common Stock basis, with respect to all matters on which the holders of Common Stock are entitled to vote, subject to any applicable beneficial ownership limitations. On August 16, 2021, the Company filed a certificate with the Secretary of State of the State of Delaware eliminating and canceling all designations, rights, preferences and limitations of the Series E Preferred Stock, and all shares of Series E Preferred Stock resumed the status of authorized but unissued shares of preferred stock of the Company. The February Offering resulted in gross proceeds to the Company of approximately $4 million, before deducting any offering expenses, and such investors participated equally with respect to the consideration paid and the number of securities received pursuant to the February Offering.

Effective August 11, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with GDMSAI, the holder of all outstanding shares of Series C Preferred Stock, to settle an ongoing dispute between the parties (the “Dispute”) with regard to the payment of dividends under the Company’s Series C Certificate of Designations. Pursuant to the Settlement Agreement, the Company agreed to pay $540,000 of dividends plus $55,000 of pre-judgement interest, but no post-judgement interest. The settlement was payable in tranches and the final payment was made by the Company to such holder in November 2021.

On August 16, 2021, the Company closed a private placement offering on August 16, 2021 (the “August Offering”), which was conducted pursuant to a securities purchase agreement, dated as of August 13, 2021, whereby the Company issued to Anson, Alpha and 3i, LP in a private placement offering (i) an aggregate of 1,333,333 shares of Series F Preferred Stock and (ii) warrants exercisable for up to 666,667 shares of Common Stock at an exercise price of $0.78 per share, subject to customary adjustments thereunder, which are exercisable six months from the date of issuance and have terms of five and a half years. In connection with the August Offering, Anson received 666,666 shares of Series F Preferred Stock and warrants exercisable for up to 333,333 shares of Common Stock in consideration for approximately $2 million, each of Alpha and 3i, LP received approximately equivalent allocations of the remaining shares of Series F Preferred Stock and warrants issuable pursuant to such offering in consideration for approximately $1 million each. The holders of such shares of Series F Preferred Stock had the right to vote with shares of Common Stock, on an as-converted to Common Stock basis, with respect to all matters on which the holders of Common Stock are entitled to vote, subject to any applicable beneficial ownership limitations. The August Offering resulted in gross proceeds to the Company of approximately $4 million, before deducting any offering expenses.

On September 15, 2021, the Company closed an underwritten public offering (the “September Offering”) pursuant to which the Company issued an aggregate of (i) 2,788,750 shares of Common Stock, including 363,750 shares of Common Stock issued upon the full exercise of the underwriters’ over-allotment option and (ii) accompanying warrants to purchase up to an aggregate of 2,788,750 shares of Common Stock, at an exercise price of $4.95 per share, subject to certain adjustments, including warrants issued upon the full exercise of the underwriter’s over-allotment option to purchase up to an additional 363,750 shares of Common Stock, at a combined public offering price of $4.50 per share and accompanying warrant. The September Offering resulted in gross proceeds, inclusive of proceeds from the full exercise of the over-allotment option, of approximately $12.5 million, before deducting underwriting discounts and commissions of 7% of the gross proceeds (or 3.5% of the gross proceeds in the case of certain identified investors) and estimated offering expenses. The investors in the September Offering included, among others, Anson, Alpha, 3i, LP and Armistice Capital Master Fund, Ltd., which had interests in such offering equal to approximately 30%, 17%, 8% and 16% respectively.

Director Independence

As the Company’s Common Stock is listed on the Nasdaq Capital Market, the Company’s determination of independence of its directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Nasdaq Rules. The Board determines whether directors have a direct or indirect material relationship with us. In making independence determinations for the Company’s directors, the Board observes criteria set forth by the Nasdaq Rules and reviews whether a director has a relationship with the Company that would impair such director’s independence. Based on this review, our Board has determined that General Gust, Mr. Sharkey, Dr. Curtis, Mr. Pettitt and Ms. Torres currently qualify as independent directors under the Nasdaq Rules. Our Board has concluded that none of these directors possessed or currently possesses any relationship that could impair his, her or their judgment in connection with his, her or their duties and responsibilities as a director or that could otherwise be a direct or indirect material relationship under applicable Nasdaq Rules.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company engaged Marcum LLP as the Company’s independent registered public accounting firm. The aggregate audit fees to be billed for professional services rendered for the review of our financial statements for the three quarters and the audit for the year ended December 31, 2021, are expected to be approximately $146,000. The aggregate audit fees billed for professional services rendered for the review of our financial statements for the three quarters reviews and the audit for the year ended December 31, 2020 were approximately $165,000.

Audit Related Fees

The Company incurred additional fees of $67,800 rendered by our principal financial accountant for the S-1, S-3 and comfort letter for the year ended December 31, 2021. There were no fees for audit related services for the year ended December 31, 2020.

Tax Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, Marcum LLP did not provide any professional services for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2021 and 2020.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

The audited balance sheets of the Company as of December 31, 2021 and December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of Marcum LLP, an independent registered public accounting firm, are filed herewith.

(2)	Financial Schedules:

None. Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed with this Report or incorporated by reference into this Item 15(a)(3) as part of this Report.

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

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of May 19, 2017, by and among the Company, Fit Merger Sub, Inc., Fit Pay, Inc. and Michael Orlando (7)
3.1(i)(a)	Certificate of Incorporation, as amended (1)
3.1(i)(b)	Certificate of Amendment to Certificate of Incorporation (6)
3.1(i)(c)	Certificate of Amendment to Certificate of Incorporation (26)
3.1(i)(d)	Certificate of Amendment to Certificate of Incorporation (27)
3.1(i)(e)	Certificate of Designations of Series A Convertible Preferred Stock (3)
3.1(i)(f)	Amendment of Certificate of Designations of Series A Convertible Preferred Stock (4)
3.1(i)(g)	Second Certificate of Amendment of Designations of Series A Convertible Preferred Stock (5)
3.1(i)(h)	Certificate of Designations for Series B Convertible Preferred Stock (5)
3.1(i)(i)	Certificate of Designations for Series C Non-Convertible Preferred Stock (7)
3.1(i)(j)	Certificate of Amendment to the Certificate of Designations of Series C Non-Convertible Voting Preferred Stock (26)
3.1(i)(k)	Certificate of Designations for Series D Convertible Preferred Stock (14)
3.1(i)(l)	Amended and Restated Certificate of Designations for Series D Convertible Preferred Stock (14)
3.1(i)(m)	Form of Elimination of Amended and Restated Certificate of Designations for Series D Convertible Preferred Stock (15)
3.1(i)(n)	Certificate of Designations for Series E Convertible Preferred Stock (15)
3.1(i)(o)	Elimination of Certificate of Designations for Series E Convertible Preferred Stock (24)
3.1(i)(p)	Form of Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (23)
3.1(ii)	By-laws (1)
4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2	Form of Pre-Funded Warrant for July 2017 Public Offering (8)
4.3	Form of Purchase Warrant for July 2017 Private Placement (8)
4.4	Form of July 2017 Exchange Note (9)
4.5	Form of Warrant for July 2017 Exchange (9)
4.6	Form of Warrant for November 2017 Private Placement (10)
4.7	Form of Warrant to Sagard Credit Partners, LP (11)
4.8	Form of September 2018 New Warrant (13)
4.9	Form of Warrant Amendment and Exercise Agreement (13)
4.10	Form of Pre-Funded Warrant for July 2020 Private Placement (16)
4.11	Form of Registered Warrant for July 2020 Private Placement (16)

4.12	Form of Unregistered Warrant for July 2020 Private Placement (16)
4.13	Form of Registered Warrant for December 2020 Private Placement (14)
4.14	Form of Unregistered Warrant for December 2020 Private Placement (14)
4.15	Form of New Warrant (17)
4.16*	Form of Series F Convertible Preferred Stock Certificate
4.17	Form of Registered Warrant for February 2021 Private Placement (15)
4.18	Form of Unregistered Warrant for February 2021 Private Placement (15)
4.19	Form of Unregistered Warrant for August 2021 Private Placement (23)
4.20	Form of Warrant for September 2021 Public Offering (25)
10.1†	2013 Long Term Incentive Plan (1)
10.2†	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.3†	2017 Stock Incentive Plan (12)
10.4	Form of Securities Purchase Agreement for July 2020 Offering (16)
10.5	Form of Securities Purchase Agreement for December 2020 Offering (14)
10.6	Form of Warrant Amendment and Exercise Agreement, dated January 8, 2021 (17)
10.7	Form of Securities Purchase Agreement for February 2021 Offering (15)
10.8	Form of Securities Purchase Agreement for August 2021 Private Placement (23)
10.9	Form of Voting Agreement by and between the Company and certain investors in the September 2021 Public Offering (25)
10.10	Lease Agreement, dated June 2, 2020, by and between LogicMark LLC and Moorman Properties, LLC (19)
10.11	Settlement Agreement, dated August 11, 2021, by and between the Company and Giesecke+Devrient Mobile Security America, Inc. (21)
10.12†	Employment Agreement, dated as of January 8, 2021, by and between the Company and Vincent S. Miceli (18)
10.13	Letter Agreement, effective as of August 1, 2021, by and between the Company and Vincent S. Miceli. (22)
10.14†	Employment Agreement, dated as of June 8, 2021, by and between the Company and Chai-Lin Simmons (20)
10.15	Agreement, dated as of July 15, 2021, by and between the Company and FLG Partners, LLC (22)
10.16*	First Amendment to Agreement, dated as of February 15, 2022, by and between the Company and FLG Partners, LLC
14.1	Code of Ethics (2)
23.1*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101).

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed or furnished herewith, as applicable.
†	Management contract or compensatory plan or arrangement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-186331) with the SEC on January 31, 2013.

(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on February 25, 2014.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 12, 2016.
(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 7, 2016.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 27, 2016.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 12, 2016.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 30, 2017.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 10, 2017.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on July 20, 2017.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 9, 2017.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 30, 2018.
(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-226116) with the SEC on July 10, 2018.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 20, 2018.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on December 18, 2020.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on February 1, 2021.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A with the SEC on July 13, 2020.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 8, 2021.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 14, 2021.
(19)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 15, 2021.
(20)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on June 17, 2021.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on August 13, 2021.
(22)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on August 16, 2021.
(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on August 17, 2021.
(24)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on August 20, 2021.
(25)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-259105) with the SEC on September 14, 2021.
(26)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on October 15, 2021.
(27)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on March 2, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LogicMark, Inc.

Date:	April 15, 2022	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Principal Executive Officer)

Date:	April 15, 2022	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	April 15, 2022	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Director

Date:	April 15, 2022	By:	/s/ Major General David. R. Gust. USA, Ret
Major General David. R. Gust. USA, Ret
Director

Date:	April 15, 2022	By:	/s/ Michael J. D’Almada-Remedios, PhD
Michael J. D’Almada-Remedios, PhD
Director

Date:	April 15, 2022	By:	/s/ Daniel P. Sharkey
Daniel P. Sharkey
Director

Date:	April 15, 2022	By:	/s/ Robert A. Curtis, Pharm D.
Robert A. Curtis, Pharm D.
Director

Date:	April 15, 2022	By:	/s/ Sherice R. Torres
Sherice R. Torres
Director

Date:	April 15, 2022	By:	/s/ John Pettitt
John Pettitt
Director

LogicMark, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

LogicMark, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LogicMark, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, CA

April 15, 2022

LogicMark, Inc.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets

Current Assets
Cash	$12,044,415	$4,387,416
Restricted cash	210,131	150,130
Accounts receivable, net	98,749	133,719
Inventory, net	1,237,280	767,351
Prepaid expenses and other current assets	849,190	455,553
Total Current Assets	14,439,765	5,894,169

Property and equipment:
Equipment	410,444	554,130
Furniture and fixtures	35,761	68,126
Tooling and molds	9,427	304,089
	455,632	926,345
Accumulated depreciation	(455,632)	(897,137)
Property and equipment, net	-	29,208
Right-of-use assets	248,309	306,786
Goodwill	10,958,662	15,479,662
Other intangible assets, net of accumulated amortization of $3,366,105 and $2,604,290, respectively	4,476,647	5,238,462

Total Assets	$30,123,383	$26,948,287

Liabilities, Series C Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$492,431	$2,748,814
Accrued expenses	849,285	1,315,260
Short-term debt	-	346,390
Term loan facility - current	-	2,062,500
Total Current Liabilities	1,341,716	6,472,964

Term loan facility, net of debt discount of $137,855 and deferred debt issuance costs of $713,119	-	8,182,403
Other long-term liabilities	385,196	1,326,409
Total Liabilities	1,726,912	15,981,776

Commitments and Contingencies

Series C Preferred Stock
Series C Preferred Stock, par value $0.0001 per share: 2,000 shares designated; 200 shares issued and outstanding as of December 31, 2021 and 2020	1,807,300	1,807,300

Stockholders’ Equity
Preferred Stock, par value $0.0001 per share: 10,000,000 shares authorized	-	-
Series F Preferred Stock, par value $0.0001 per share: 1,333,333 shares designated; 173,333 shares issued and outstanding as of December 31, 2021, aggregate liquidation preference of $520,000 as of December 31, 2021	520,000	-
Common Stock, par value $0.0001 per share: 100,000,000 shares authorized; 9,163,039 and 4,061,997 issued and outstanding as of December 31, 2021 and 2020	917	407
Additional paid-in capital	104,725,115	74,586,801
Accumulated deficit	(78,656,861)	(65,427,997)

Total Stockholders’ Equity	26,589,171	9,159,211

Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$30,123,383	$26,948,287

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020
Revenues	$10,022,115	$11,442,803
Costs of goods sold	4,341,611	3,766,555
Gross Profit	5,680,504	7,676,248

Operating Expenses
General and administrative	6,703,106	5,280,951
Selling and marketing	1,238,195	1,872,441
Research and development	765,659	1,108,934
Goodwill impairment	4,521,000	-
Total Operating Expenses	13,227,960	8,262,326

Operating Loss	(7,547,456)	(586,078)

Other Income and (Expense)
Interest expense	(1,423,611)	(2,254,020)
Forgiveness of PPP loan and accrued interest	349,176	-
Warrant modification expense	(2,881,729)	-
Total Other Expense, Net	(3,956,164)	(2,254,020)

Loss before Income Taxes	(11,503,620)	(2,840,098)
Income tax (expense) benefit	(204,269)	(24,886)
Net Loss	(11,707,889)	(2,864,984)
Preferred stock dividends, including deemed dividend on Series E convertible preferred stock in 2021 and Series D convertible preferred stock in 2020	(2,341,391)	(858,922)

Net Loss Applicable to Common Stockholders	(14,049,280)	(3,723,906)

Net Loss Per Share - Basic and Diluted	(2.23)	(1.14)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,307,907	3,258,953

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2020	-	-	3,004,885	$301	$68,518,379	$(61,804,091)	$6,714,589

Issuance of stock options for services					160,000		160,000

Issuance of Series D preferred stock, net	1,515,152	2,000,000					2,000,000

Conversion of Series D preferred stock to common stock	(1,515,152)	(2,000,000)	303,030	30	1,999,970		-

Deemed dividend related to beneficial conversion feature of Series D preferred stock					758,922	(758,922)	-

Issuance of common stock and warrants for cash			451,348	45	1,864,483		1,864,528

Exercise of common stock purchase warrants for cash			257,972	26	1,279,833		1,279,859

Shares issued in connection with the management incentive plan for 2017, 2018 and 2019			44,762	5	200,790		200,795

Fees incurred in connection with equity offerings					(95,576)		(95,576)

Series C preferred stock dividend					(100,000)		(100,000)

Net loss						(2,864,984)	(2,864,984)

Balance - December 31, 2020	-	-	4,061,997	407	74,586,801	(65,427,997)	9,159,211

Issuance of stock and stock options for services			266,560	27	648,930		648,957

Issuance of Series E preferred stock, net	1,476,016	4,000,003					4,000,003

Conversion of Series E preferred stock to common stock	(1,476,016)	(4,000,003)	295,203	29	3,999,974		-

Deemed dividend related to beneficial conversion feature of Series E preferred stock					1,480,801	(1,480,801)	-

Issuance of Series F preferred stock, net	1,333,333	3,999,999					3,999,999

Conversion of Series F preferred stock to common stock	(1,160,000)	(3,479,999)	656,604	66	3,479,933		-

Exercise of common stock purchase warrants for cash			578,374	58	6,835,007		6,835,065

Exercise of common stock purchase warrants on a cashless basis			423,933	42	(42)		-

Warrant modification expense recorded in connection with the issuance of replacement warrants					2,881,729		2,881,729

Shares issued in connection with the management incentive plan for 2018 and 2019			13,283	1	80,455		80,456

Sale of common stock and warrants pursuant to a registration statement on Form S-1			2,788,750	279	11,834,443		11,834,722

Fees incurred in connection with equity offerings					(570,492)		(570,492)

Fractional shares issued in the 1-for-10 stock split			24,640	3	(3)		-

Shares issued as stock compensation			50,000	5	287,995		288,000

Common stock issued for dividends			3,695	0	19,584	(19,584)	-

Series F preferred stock dividends						(20,590)	(20,590)

Series C preferred stock dividends					(840,000)		(840,000)

Net loss						(11,707,889)	(11,707,889)
Balance - December 31, 2021	173,333	$520,000	9,163,039	$917	$104,725,115	$(78,656,861)	$26,589,171

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(11,707,889)	$(2,864,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,208	65,847
Stock based compensation	936,957	160,000
Amortization of debt discount	137,855	106,215
Amortization of intangible assets	761,815	761,815
Amortization of deferred debt issuance costs	713,119	549,446
Non-cash charge for modification of warrant terms	2,881,729	-
Goodwill impairment	4,521,000	-
Forgiveness of PPP loans and accrued interest	(349,176)	-
Deferred taxes	195,576	-
Changes in operating assets and liabilities:
Accounts receivable	34,970	(95,193)
Inventory	(469,929)	535,928
Prepaid expenses and other current assets	(393,638)	(170,058)
Accounts payable	(2,256,383)	658,245
Accrued expenses	(949,135)	(20,220)
Total Adjustments	5,793,969	2,552,025
Net Cash Used in Operating Activities	(5,913,920)	(312,959)

Net Cash Provided by Investing Activities	-	-

Cash flows from Financing Activities
Proceeds from sale of common stock and warrants	11,834,722	1,279,859
Proceeds from exercise of common stock warrants	6,835,065	1,864,528
Proceeds received in connection with issuance of Series D preferred stock, net	-	2,000,000
Proceeds received in connection with issuance of Series E preferred stock, net	4,000,003	-
Proceeds received in connection with issuance of Series F preferred stock, net	3,999,999	-
Term loan repayment	(11,095,877)	(2,212,500)
Proceeds from PPP loan	-	346,390
Fees paid in connection with equity offerings	(570,492)	(65,152)
Preferred stock dividends	(300,000)	(100,000)
Termination fee upon early payment of term loan	(1,072,500)	-
Net Cash Provided by Financing Activities	13,630,920	3,113,125
Net Increase in Cash and Restricted Cash	7,717,000	2,800,166
Cash and Restricted Cash - Beginning of Year	4,537,546	1,737,380
Cash and Restricted Cash - End of Year	$12,254,546	$4,537,546

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$617,336	$1,619,151
Taxes	$93,313	$10,014
Non-cash investing and financing activities:
Accrued fees incurred in connection with equity offerings	$-	$30,424
Accrued preferred stock dividends	$94,933	$25,000
Common stock issued in connection with management incentive plans	$80,456	$200,794
Common stock issued for dividends	$19,584	-
Issuance of common stock in connection with conversion of Series D preferred stock	-	$2,000,000
Conversion of Series E preferred stock to common stock	$4,000,003	-
Conversion of Series F preferred stock to common stock	$3,479,999	-

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

LogicMark, Inc. (“LogicMark” or the “Company”), formerly called Nxt-ID, Inc., was incorporated in the State of Delaware on February 8, 2012. LogicMark operates its business in one segment and provides personal emergency response systems (PERS), health communications devices, and IoT technology that creates a connected care platform. The Company’s devices give people the ability to receive care at home and confidence to age independently. LogicMark revolutionized the PERS industry by incorporating two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a price point everyday consumers could afford. The PERS technologies are sold through dealers and distributors, as well as to the United States Veterans Health Administration.

The Company manufactures and distributes non-monitored and monitored personal emergency response systems sold through the United States Department of Veterans Affairs, healthcare durable medical equipment dealers and distributors and monitored security dealers and distributors.

On December 30, 2021, the Company’s two operating subsidiaries, LogicMark LLC and 3D-ID LLC, were merged into Nxt-ID, Inc. and the separate legal existences of LogicMark LLC and 3D-ID LLC ceased. On February 28, 2022, the name of the Company was changed to LogicMark, Inc.

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $7,547,456 and a net loss of $11,707,889 for the year ended December 31, 2021. As of December 31, 2021, the Company had cash and stockholders’ equity of $12,044,415 and $26,589,171, respectively. At December 31, 2021, the Company had a working capital of $13,098,049 compared to a working capital deficiency as of December 31, 2020 of $578,795. During the year ended December 31, 2021, the Company received proceeds of $26,669,788 from the issuance of common stock and warrants, and the exercise of common stock purchase warrants.

Given the Company’s cash position at December 31, 2021 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing. The Company may also raise funds through equity or debt offerings to accelerate the execution of its long-term strategic plan to develop and commercialize its core products and to fulfill its product development commitments.

NOTE 3 – BASIS OF PRESENTATION

Net loss per share and all share data for the year December 31, 2020 have been retroactively adjusted to reflect the reverse stock split that occurred in October 2021, in accordance with ASC 260-10-55-12, Restatement of EPS Data. See Note 9.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions, including those related to the fair value of acquired assets and liabilities, stock-based compensation, income taxes, allowance for doubtful accounts, long-lived assets, and inventories, and other matters that affect the financial statements and disclosures. Actual results could differ from those estimates.

CASH

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. At December 31, 2021 and 2020, the Company had no cash equivalents.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

At December 31, 2021 and 2020, the Company had restricted cash of $210,131 and $150,130, respectively. Restricted cash includes amounts held back by the Company’s third-party credit card processor for potential customer refunds, claims and disputes and held as collateral for company credit cards. Cash and restricted cash, as presented on the statements of cash flows, consists of $12,044,415 and $210,131 as of December 31, 2021, respectively, and $4,387,416 and $150,130 as of December 31, 2020.

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

REVENUE RECOGNITION

The Company’s revenues consist of product sales to either end customers or to distributors. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payment terms are generally due net 30 days after the invoice date. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination. For the years ended December 31, 2021 and 2020, none of our sales were recognized over time.

SALES TO DISTRIBUTORS AND RESELLERS

Sales to certain distributors and resellers are made under terms allowing limited rights of return of the Company’s products held in their inventory or upon sale to their end customers. The Company maintains a reserve for unprocessed and estimated future price adjustments claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of sales for the estimated cost of inventory that is expected to be returned. These reserves were not material upon the adoption of Topic 606 on January 1, 2018, nor were they material in the balance sheet at December 31, 2021 and 2020.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in cost of goods sold and were $492,566 and $524,481, respectively, for the years ended December 31, 2021 and 2020.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

For the years ended December 31, 2021 and 2020, the Company’s revenues primarily included shipments of the LogicMark products. The terms and conditions of these sales provide certain customers with trade credit terms. In addition, these sales were made to the retailers with no rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. At December 31, 2021 and 2020, the Company had an allowance for doubtful accounts of $5,411 and $126,733, respectively.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. The inventory is valued at the lower of cost or net realizable value with cost determined using the first-in, first-out method. As of December 31, 2021, inventory was comprised of $1,237,280 in finished goods on hand. In addition, during 2021 we wrote down inventory totaling $314,000. As of December 31, 2020 inventory was comprised of $199,523 in raw materials and $567,828 in finished goods on hand. The Company is required to prepay for certain inventory with certain vendors until credit terms can be established. As of December 31, 2021 and 2020, $559,938 and $332,475 respectively, of prepayments made for inventory is included in prepaid expenses and other current assets on the balance sheet.

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

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill is reviewed annually in the fourth quarter, or when circumstances indicate that an impairment may have occurred. The Company first performs a qualitative assessment of goodwill impairment, which considers factors such as market conditions, performance compared to forecast, business outlook and unusual events. If the qualitative assessment indicates a possible goodwill impairment, goodwill is then quantitatively tested for impairment. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. If a quantitative goodwill impairment test is required, the fair value is determined using a variety of assumptions including estimated future cash flows using applicable discount rates (income approach) and comparisons to other similar companies (market approach).

As part of the annual evaluation of goodwill in 2021, the Company determined that it is more likely than not that the carrying value of goodwill exceeded its fair value, and therefore an impairment write-down was required. During the year ended December 31, 2021, the Company wrote down the carrying value of goodwill by $4,521,000. See Note 5.

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark and are included in other intangible assets in the Company’s balance sheet at December 31, 2021 and 2020.

At December 31, 2021, the other intangible assets are comprised of patents of $2,072,984; trademarks of $915,619; and customer relationships of $1,488,044. At December 31, 2020, the other intangible assets are comprised of patents of $2,445,709; trademarks of $978,494; and customer relationships of $1,814,259. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years, 20 years, and 10 years, respectively. During the years ended December 31, 2021 and 2020, the Company had amortization expense of $761,815 each year.

Amortization expense estimated for each of the next five fiscal years, 2022 through 2026, is expected to be approximately $762,000 per year for the first four years, $619,000 for the fifth year, and fully amortized in 2036.

CONVERTIBLE INSTRUMENTS

The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The accounting standards require companies to separate conversion options from their host instruments and account for them as free-standing derivatives according to certain criteria. The criteria include circumstances in which (i) the economic characteristics and risks of the embedded derivative are not closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative and the host contract is not re-measured at fair value under generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative would be considered a derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in the results of operations.

Conversion options with variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of at exercise prices more favorable than that in the hybrid contract generally result in their separation from the host instrument.

The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The debt discounts under these arrangements are amortized over the earlier of (i) the term of the related debt using the straight-line method which approximates the interest rate method or (ii) conversion of the debt. The amortization of debt discount is included as interest expense included in other income and expenses in the statements of operations.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not use derivatives to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Derivative financial instruments accounted for as liabilities are initially recorded at fair value and then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivatives, the Company uses the Black-Scholes or binomial option valuation model to value the derivatives at inception and on subsequent valuation dates. The Company accounts for conversion features that are embedded within the Company’s convertible notes payable that do not have fixed settlement provisions as a separate derivative. In addition, warrants issued by the Company that do not have fixed settlement provisions are also treated as derivatives. The classification of derivatives, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative could be required within 12 months of the balance sheet date.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine tax returns for three years from the date of filing. The Company has filed all of its tax returns for all prior periods through December 31, 2020.

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

NET LOSS PER SHARE

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 36,467 shares of common stock and warrants to purchase 4,295,380 shares of common stock as of December 31, 2021 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 33,527 shares of common stock and warrants to purchase 1,569,007 shares of common stock as of December 31, 2020 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

RESEARCH AND DEVELOPMENT

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 5 – GOODWILL IMPAIRMENT

The Company performed a goodwill impairment analysis in 2021 and determined that the carrying value of its goodwill exceeded its fair value by approximately $4,521,000. As a result, the Company recorded a non-cash impairment charge to write down goodwill by that amount. The fair value was determined using the income approach. The Company believes the income approach is the most reliable indicator of fair value since it incorporates future estimated revenue and expense for the company that the market approach does not directly incorporate. In addition to future estimated revenue and expenses, the determination of fair value includes a discount rate assumption.

As of December 31, 2020, the Company determined that there were no indicators present to suggest that it was more likely than not that the fair value of goodwill was less than the carrying amount.

The Company’s goodwill relates entirely to the acquisition of LogicMark LLC in 2016. The Company will continue to monitor its goodwill on a quarterly basis for indicators of impairment including, but not limited to, further declines in the stock price. Accordingly, there may be further impairments.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2021	2020
Salaries, payroll taxes and vacation	$54,229	$130,093
Consulting fees	-	-
Merchant bank fees	17,853	19,754
State income taxes	0	38,672
Professional fees	104,500	226,794
Management incentives	285,000	500,419
Interest expense	-	128,187
Lease liability	64,346	54,476
Dividends – Series C and F Preferred Stock	94,933	25,000
Other	228,424	191,865
Totals	$849,285	$1,315,260

NOTE 7 - FAIR VALUE MEASUREMENTS

The fair value of financial instruments is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants. The degree of judgment used in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree to which depends on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - FAIR VALUE MEASUREMENTS (CONTINUED)

Valuation Hierarchy

ASC 820, “Fair Value Measurements and Disclosures,” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

●	Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Cash and accounts payable approximate their fair values due to their short maturities. The Company’s other financial instruments, at December 31, 2020, include its convertible notes payable. The carrying value of these instruments approximate fair value, as they bear terms comparable to market, for obligations with similar terms and maturities. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - DEBT

On May 3, 2019, the Company completed the closing of a $16,500,000 senior secured term loan with the lenders and CrowdOut Capital LLC, as administrative agent. The Company used the proceeds from the term loan to repay its existing term loan facility with Sagard Holdings Manager LP and to pay other costs related to the refinancing. The original maturity date of the term loan was May 3, 2022, later extended to March 22, 2023, and required the Company to make minimum principal payments amortized over 96 months.

During the year ended December 31, 2021, the Company made scheduled principal repayments totaling $1,031,250, a $5,000,000 voluntary principal prepayment, a prepayment premium of $125,000, further voluntary prepayments of $4,000,000 in 2021, and fully repaid the loan in July 2021 with a voluntary payment of $1,064,627 with cash primarily provided by the issuance of equity securities and warrant exercises. The prepayment premium is included in interest expense in the statement of operations.

The Company incurred $412,500 in original issue discount for closing related fees charged by the lender. During the year ended December 31, 2021 and 2020, the Company amortized $137,855 and $106,215, respectively, of the original issue discount into interest expense in the statement of operations. At December 31, 2021 the original issue discount was fully written off. The Company also incurred $1,831,989 in deferred debt issue costs related to the term loan. During the year ended December 31, 2021 and 2020, the Company amortized $713,119 and $549,446, respectively, of the deferred debt issue costs into interest expense in the statement of operations. At December 31, 2021 deferred debt issuance costs was fully written off.

The Company was also obligated to pay an exit fee of $1,072,500 to CrowdOut Capital by December 1, 2021. On November 1, 2021, the Company paid the exit fee in its entirety, which is reflected as interest expense in the Statement of Operations.

As of December 31, 2021, the Company had no senior debt obligations.

Paycheck Protection Program

In May 2020, of the Company received loans from Bank of America, NA totaling $346,390, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020.

The loans were to mature in May 2022, and bear interest at 1.00% per year, payable monthly commencing in November 2020. The Company used the proceeds for payroll, payroll taxes, and group healthcare benefits. Under the terms of the loan agreements, certain amounts of the loans may be forgiven if they are used for qualifying expenses, as described in the loan agreements.

The Company applied for forgiveness of the loans and was notified in March and May 2021 by the Small Business Administration that the repayment of the loans of $346,390 plus accrued interest of $2,786 had been forgiven. The income from forgiveness of both the loans and accrued interest is included in other income in the Company’s statement of operations for the year ended December 31, 2021.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY

October 2021 Reverse stock split

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

Earnings per share and all share data for the year ended December 31, 2020 has been retroactively adjusted to reflect the reverse stock split in accordance with ASC 260-10-55-12, Restatement of EPS Data.

September 2021 Offering

On September 15, 2021, the Company sold an aggregate of (i) 2,788,750 shares of common stock, par value $0.0001 per share, and (ii) accompanying warrants to purchase up to an aggregate of 2,788,750 shares of Common Stock, at an exercise price of $4.95 per share, both of which include the underwriter’s full over-allotment option to purchase an additional 363,750 shares of common stock.

The shares and the warrants were offered and sold to the public pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-259105), filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), which became effective on September 14, 2021.

The Warrants were not immediately exercisable, as the Company did not have a sufficient number of shares of Common Stock to reserve for issuance for the Warrants until the date (the “Initial Exercise Date”) that the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to affect a reverse stock split of the shares of Common Stock so that there were a sufficient number of shares of Common Stock for issuance upon exercise of the Warrants. The Warrants became exercisable on the Initial Exercise Date (the effective date of the reverse stock split) and will terminate five years after the Initial Exercise Date. The exercise price of the Warrants is subject to customary adjustments for stock dividends, stock splits and other subdivisions, combinations and re-classifications, and was reset on the date of the Company’s reverse stock split to the lower of (i) the closing price per share of the Common Stock immediately prior to the reverse stock split, giving effect to the reverse stock split and (ii) the exercise price then in effect. The Warrants are also exercisable on a cashless basis under certain circumstances, any time after the Initial Exercise Date, pursuant to the formula set forth in the Warrants. On October 15, 2021, after shareholder and Board approval of the reverse stock split, the exercise price for the Warrants was adjusted to $3.956 per share. The reverse stock split and exercise price was retroactively reported in accordance with ASC 260-10-55-12, Restatement of EPS Data.

On the Closing Date, the Company received gross proceeds of approximately $12.5 million, before deducting underwriting discounts and commissions and estimated Offering expenses. The Company intends to use the net proceeds from the Offering primarily for new product development, marketing, working capital and liability reduction purposes.

August 2021 Offering

On August 13, 2021, the Company entered into a securities purchase agreement with institutional accredited investors providing for an aggregate investment of $3,999,999 for the issuance by the Company of (i) 1,333,333 shares of Series F Convertible Preferred Stock, par value $0.0001 per share, of the Company (the “Series F Preferred Stock”) convertible into shares of common stock, par value $0.0001 per share, of the Company that are issuable upon conversion of shares of Series F Preferred Stock; (ii) warrants, with a term of five and a half years exercisable after February 16, 2022, to purchase an aggregate of up to 666,667 shares of Common Stock at an exercise price of $7.80 per share. The securities issued to the investors were exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder, based on representations made by the investors, their prior relationship with the Company, and the absence of any general solicitation. The Company used the net proceeds from this offering for working capital and liability reduction purposes. In the quarter ended September 30, 2021, 1,160,000 shares of Series F preferred stock were converted into 656,604 shares of common stock. On October 15, 2021, after shareholder and Board approval of the reverse stock split, the exercise price for the Warrants was adjusted to $4.95 per share, and was retroactively reported in accordance with ASC 260-10-55-12, Restatement of EPS Data.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

February 2021 Offering

On February 2, 2021, the Company closed a registered direct offering and concurrent private placement pursuant to which the Company issued (i) an aggregate of 1,476,016 shares of Series E preferred stock, convertible into up to 295,203 shares of common stock, (ii) common stock purchase warrants to purchase up to 100,000 shares of common stock at an exercise price of $12.30 per share, which were exercisable immediately and had a term of five years, and (iii) common stock purchase warrants to purchase up to 195,203 shares of common stock at an exercise price of $12.30 per share with a term of five and one-half years first exercisable nine months after issuance, for gross proceeds of $4,000,003, before deducting any offering expenses. The Company used the net proceeds from this offering for working capital and liability reduction purposes. In February 2021, 1,476,016 shares of Series E preferred stock were converted into 295,203 shares of common stock. Also in February 2021 the Company recorded a deemed dividend of $1,480,801 from the beneficial conversion feature associated with the issuance of the Series E convertible preferred stock and warrants.

January 2021 Warrant exchange

On January 8, 2021, the Company entered into a Warrant Amendment and Exercise Agreement (the “Amendment”) with holders (the “Holder”) of a common stock purchase warrant, dated April 4, 2019, previously issued by the Company (the “Original Warrant”).

In consideration for each exercise of the Original Warrant within 45 calendar days of the Amendment, in addition to the issuance of the Warrant Shares, the Company agreed to deliver a new warrant to purchase shares of the Company’s common stock equal to the number of Original Warrants that the Holder exercised, at an exercise price of $15.25 per share, which represents the average Nasdaq Official Closing Price of the common stock for the five trading days immediately preceding the date of the Amendment (the “New Warrants”). The Investor held Original Warrants exercisable for up to 246,913 shares of common stock. In the first quarter of 2021, the Investor subsequently exercised all 246,913 Original Warrants within the 45 day period, and received 246,913 New Warrants in addition to the Warrant shares. The Company recorded a warrant modification expense of $2,881,729 for the three months ended March 31, 2021 resulting from the issuance of 246,913 replacement warrants with an exercise price of $1.525 for warrants that were exercised during the quarter.

December 2020 Offering

On December 18, 2020, the Company closed a registered direct offering and concurrent private placement pursuant to which the Company issued (i) an aggregate of 1,515,151 shares of Series D preferred stock, convertible into 303,030 shares of common stock, (ii) common stock purchase warrants to purchase up to 100,000 shares of common stock at an exercise price of $4.90 per share, which were exercisable immediately and had a term of five years, and (iii) common stock purchase warrants to purchase up to 505,060 shares of common stock at an exercise price of $4.90 per share with a term of five years and immediately exercisable, for gross proceeds of $2,000,000, before deducting offering expenses. The Company used the net proceeds from this offering for working capital, new product initiatives and other general corporate purposes. On December 21, 2020, all 1,515,151 shares of Series D preferred stock were converted into 303,030 shares of common stock. During the year ended December 31, 2020, the Company recorded a deemed dividend of $758,922 from the beneficial conversion feature associated with the issuance of the Series D convertible preferred stock and warrants.

July 2020 Offering

On July 14, 2020, the Company closed a registered direct offering and concurrent private placement of (i) an aggregate of 377,851 shares of the Company’s common stock, par value $0.0001 per share; (ii) pre-funded warrants to purchase up to 73,497 shares of Common Stock at an exercise price of $0.10 per share; (iii) registered warrants, with a term of five years exercisable immediately , to purchase up to 157,972 shares of Common Stock at an exercise price of $5.00 per share; and (iv) unregistered warrants, with a term of five and one-half years first exercisable six months after issuance, to purchase up to 375,000 shares of Common Stock at an exercise price of $6.50 per share, for gross proceeds of $1,864,528, before deducting offering expenses. The Company used the net proceeds from this Offering for working capital, new product initiatives and other general corporate purposes.

On July 28, 2020, the Company received proceeds of $7,350 in connection with the exercise of 73,497 pre-funded warrants to purchase common stock at an exercise price of $0.10 per share.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (CONTINUED)

Series C Preferred Stock

In May 2017, the Company authorized Series C Preferred Stock. Holders of Series C Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For the years ended December 31, 2021 and 2020, the Company recorded Series C Preferred Stock dividends of $300,000 and $100,000 respectively. In addition, in 2021 the Company entered into a settlement agreement and paid $540,000 of dividends to settle a lawsuit filed by Giesecke+Devrient Mobile Security America, Inc over the calculation of prior dividends.

The Series C Preferred Stock may be redeemed by the Company at the Company’s option in cash at any time, in whole or in part, upon payment of the stated value of the Series C Preferred Stock and unpaid dividends. If a “fundamental change” occurs, the Series C Preferred Stock shall be immediately redeemed in cash equal to the stated value of the Series C Preferred Stock, and unpaid dividends. A fundamental change includes but is not limited to any change in the ownership of at least fifty percent of the voting stock; liquidation or dissolution; or the common stock ceases to be listed on the market upon which it currently trades.

The holders of the Series C Preferred Stock are entitled to vote on any matter submitted to the stockholders of the Company for a vote. One share of Series C Preferred Stock carries the same voting rights as one share of common stock.

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Preferred Stock as temporary equity in the balance sheets at December 31, 2021 and 2020 until such time that events occur that indicate otherwise.

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable at December 31, 2021 and 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at January 1, 2020	697,322	$28.30	3.53	-
Issued	1,139,032	5.40	5.00	-
Exercised	(257,972)	5.00	-	-
Cancelled	(9,375)	401.00	-	-
Outstanding and Exercisable at December 31, 2020	1,569,007	$13.30	4.10	$10,850,158
Issued	3,897,534	$5.26	4.77	-
Exercised	(1,002,307)	9.07	-	-
Cancelled	(168,854)	38.32	-	-
Outstanding and Exercisable at December 31, 2021	4,295,380	$6.02	4.59	-

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – STOCK INCENTIVE PLANS

2013 Long-Term Stock Incentive Plan

On January 4, 2013, the Company’s stockholders approved the Company’s Long-Term Stock Incentive Plan (“LTIP”). The maximum number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to the Company’s Board, and stock appreciation rights, is limited to 10% of the common shares outstanding on the first business day of any fiscal year.

During the year ended December 31, 2021, the Company issued a total of 36,467 stock options to four non-employee Board directors. The weighted average exercise price of these stock options was approximately $4.39 per share and the stock options were fully vested at the issuance date. The aggregate fair value of the shares issued to the directors was $160,000. During the year ended December 31, 2020, the Company issued a total of 33,527 options to four non-employee Board directors. The weighted average exercise price of these stock options was approximately $4.80 per share and the stock options were fully vested at the issuance date. The aggregate fair value of the shares issued to the directors was $160,000.

2017 Stock Incentive Plan

On August 24, 2017, the Company’s stockholders approved the 2017 Stock Incentive Plan (“2017 SIP”). The aggregate maximum number of shares of common stock that may be issued under the 2017 SIP is limited to 10% of the outstanding shares of common stock, calculated on the first business day of each fiscal year. Under the 2017 SIP, options which are forfeited or terminated, settled in cash in lieu of shares of common stock, or settled in a manner such that shares are not issued, will again immediately become available to be issued. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the 2017 SIP and will not again be available for issuance.

During the year ended December 31, 2021, the Company issued 13,283 shares of common stock with an aggregate fair value of $80,456 to certain employees related to the Company’s 2019 and 2018 management incentive plan. During the year ended December 31, 2020, the Company issued 44,762 shares of common stock with an aggregate fair value of $200,794 to certain employees related to the Company’s 2019, 2018, and 2017 management incentive plan.

During the years ended December 31, 2021 and 2020, the Company accrued $285,000 and $200,000, respectively of management and employee bonus expense.

NOTE 11– INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Years Ended December 31,
	2021	2020
Loss before income taxes:
United States	$(11,503,620)	$(2,840,098)
Foreign	-	-
Loss before income taxes:	$(11,503,620)	$(2,840,098)

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (CONTINUED)

The expense (benefit) for income taxes consists of:

	December 31,
	2021	2020
Current income tax provision
Federal	-	-
State	9,007	24,886
Foreign	-	-
	9,007	24,886
Deferred income tax (benefit)
Federal	69,117	-
State	126,145	-
Foreign	-	-
	195,262	-

Total income tax provision (benefit)	$204,269	$24,886

Reconciliation between the ETR on income from continuing operations and the statutory tax rate is as follows:

	December 31,
	2021	2020
Provision at Federal statutory rate	21.00%	21.00%
State income taxes, net of state valuation allowance	-0.94%	-2.63%
Warrant modification expense	-5.26%	0.00%
Other permanent tax adjustments	.63%	2.39%
Change in Federal valuation allowance	-14.34%	-21.64%
Prior period adjustments	-2.86%	0.00%
Provision for income taxes	(1.77)%	(0.88)%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of all of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by $2.9 million for the year ended December 31, 2021, compared to the increase of $0.6 million for the year ended December 31, 2020.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (CONTINUED)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$12,268,170	$10,290,985
Tax credits	205,028	205,028
Lease liabilities	71,309	68,596
Accruals and reserves	105,394	213,627
Capital loss carryforwards	2,678,907	2,619,921
Intangible assets	457,935	336,067
Stock compensation	227,190	-
Federal effect of state taxes	26,490	-
Other	9,145	2,836
Total deferred tax assets before valuation allowance:	16,049,568	13,737,060
Valuation allowance	(15,675,392)	(12,744,883)
Deferred tax assets, net of valuation allowance	374,176	992,177

Deferred tax liabilities:
Right-of-use assets	(69,736)	(68,240)
Taxable goodwill	(500,073)	(923,937)
Total deferred tax liabilities	(569,809)	(992,177)

Net deferred tax liability	$(195,633)	-

The net deferred tax liability as of December 31, 2021 and 2020 principally relates to our goodwill deferred tax liability, which has an indefinite reversal pattern. This deferred tax liability only partially serves as source of income for the realization of deferred tax assets with an indefinite loss carryforward period.

As of December 31, 2021, the Company had US federal and state net operating loss (“NOLs”) carryovers of $48,180,504 and $47,200,800 respectively before tax effect. Federal and state NOL’s generated through December 31, 2017 are available to offset future taxable income, which expire beginning in 2032. Federal NOL’s generated for years starting after December 31, 2017 are available to offset future taxable income indefinitely. State NOL’s generated for years starting after December 31, 2017 that are available to offset future taxable income indefinitely vary by state. The Company has Federal capital loss carryovers of $11,779,190 at December 31, 2021, which expire in 2024. The Company also has state capital loss carryovers of $3,966,439 at December 31, 2021, which begin to expire in 2024, and have no carryback period. In addition, the Company had tax credit carryforwards of $205,028 at December 31, 2021 that will be available to reduce future tax liabilities. The tax credit carryforwards will begin to expire beginning in 2032.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control. The Company has not determined whether a change of control has occurred as of December 31, 2021 with respect to the LogicMark NOLs and therefore no limitation under Section 382 has been computed. Management will review for such limitations before any of the LogicMark NOLs are utilized against future taxable income.

The Company has no material uncertain tax positions for any of the reporting periods presented. No interest or penalty expense was recorded during the year or has been accrued as of December 31, 2021 or 2020. The Company does not expect any material changes to any uncertain tax positions in the next twelve months. The Company has filed all of its tax returns for all prior periods through December 31, 2020 and intends to timely file the income tax returns for the period ending December 31, 2021.

The Company is subject to taxation in the United States and various states. As of December 31, 2021, the Company is not under examination by any taxing authority, however all of the Company’s U.S. and state income tax returns remain open to examination.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

In connection with the sale of Fit-Pay, Inc., Giesecke+Devrient Mobile Security America, Inc. (“GDMSAI”) identified a disagreement with the Company over calculation of dividends with respect to GDMSAI’s Series C Non-Convertible Voting Preferred Stock (the “Series C”) of the Company and on August 13, 2020, GDMSAI sued the Company in Delaware Chancery Court seeking, among other things, $540,000 of dividends that it believes are owed to it pursuant to the terms of the Series C. In March 2021, a Delaware Chancery granted GDMSAI summary judgment on the merits, holding that relevant dividend language required a perpetually paid dividend once the $50 million threshold had been achieved. On August 11, 2021, the Company entered into a settlement agreement whereby the Company would pay $540,000 of dividends plus $55,000 of pre-judgement interest, but no post-judgement interest. The settlement was fully paid in the third and fourth quarter of 2021.

As previously disclosed, on February 24, 2020, Michael J. Orlando (“Orlando”), as purported shareholder representative (the “Shareholder Representative”), and other former stockholders of Fit Pay, Inc. (collectively, the “Plaintiffs”) filed a lawsuit in the United States District Court for the Southern District of New York against the Company, CrowdOut Capital, LLC (“CrowdOut”), and Garmin International, Inc. (“Garmin”). Plaintiff’s Second Amended Complaint, dated July 30, 2020 (the “Complaint”), alleges that the Company breached certain contractual obligations under a merger agreement, dated May 23, 2017, between Fit Pay, Inc. and the Company, regarding certain future, contingent earnout payments. The Complaint sought unspecified monetary damages from the defendants. In an Amended Answer and Counterclaim filed September 9, 2020, the Company denied all liability and sought, inter alia, damages caused by Orlando’s alleged wrongdoing. On October 15, 2020, the court authorized the Company to make a motion for summary judgment and stayed all discovery pending resolution of, among other things, that motion. On March 31, 2022, the court granted the Company’s motion of summary judgment and also dismissed the Company’s counterclaims, thus concluding the litigation.

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

COMMITMENTS

The Company leases office space and equipment, in the U.S., which is classified as operating leases expiring at various dates. The Company determines if an arrangement qualifies as a lease at the lease inception. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate lease, which is for office space and a fulfillment center, with a lease term of 5 years expiring in August 2025. The Company has elected to account for the lease and non-lease components (insurance and property taxes) as a single lease component for its real estate leases. Lease payments, which includes lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a new five-year lease agreement in June 2020 for new warehouse space located in Louisville, Kentucky. The monthly rent which commenced in September 2020 is $6,000 per month and increases approximately 3% annually thereafter. The ROU asset value added as a result of this new lease agreement was $279,024. The Company’s ROU asset and lease liability accounts reflect the inclusion of this lease in the Company’s balance sheet as of December 31, 2021.

The Company’s lease agreements include options for the Company to either renew or early terminate the lease. Renewal options are reviewed at lease commencement to determine if such options are reasonably certain of being exercised, which could impact the lease term. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including significance of leasehold improvements on the property, whether the asset is difficult to replace, or specific characteristics unique to the lease that would make it reasonably certain that the Company would exercise the option. In most cases, the Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company and thus not included in the Company’s ROU asset and lease liability.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the year ended December 31, 2021, total operating lease cost was $90,986 and is recorded in cost of sales and selling, general and administrative expenses, dependent on the nature of the leased asset. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next four years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of December 31, 2021:

Year Ending December 31,

2022	$93,385
2023	89,724
2024	80,000
2025	54,400
Total future minimum lease payments	$317,509
Less imputed interest	(63,600)
Total present value of future minimum lease payments	$253,909

As of December 31, 2021
Operating lease right-of-use assets	$253,909

Other accrued expenses	$64,346
Other long-term liabilities	$189,563
$253,909

As of December 31, 2021

Weighted Average Remaining Lease Term	3.3 years
Weighted Average Discount Rate	12.80%

Coronavirus – COVID-19

The COVID-19 coronavirus has caused governments to implement quarantines and restrictions on travel and has caused business interruptions and a worldwide pandemic. The Company’s primary supply chain is located in Hong Kong and other Asian-based locations. To date, the Company’s supply chain has not experienced significant disruptions, as the Company has been able to manage supply chain issues. However, the pandemic has impacted the Company’s primary customers, large hospitals and smaller clinics. The smaller clinics in particular have been focused on saving lives rather than quality of life during the pandemic, therefore needing less of the Company’s products. While the Company expects this matter to negatively impact the Company’s financial condition, results of operations, or cash flows, the extent of the financial impact and duration cannot be reasonably estimated at this time.

NOTE 13 - SUBSEQUENT EVENTS

On December 30, 2021, the Company’s two operating subsidiaries, LogicMark LLC and 3D-ID LLC, were merged into Nxt-ID, Inc. and the separate legal existences of LogicMark LLC and 3D-ID LLC ceased. On February 28, 2022, the name of the Company was changed to LogicMark, Inc.

Effective February 15, 2022, the Company’s board of directors appointed Mark Archer as the Company’s Chief Financial Officer. In connection with the appointment, the Company and FLG Partners, LLC (“FLG Partners”), of which Mr. Archer is a partner, entered into an amendment, effective as of July 15, 2021 (the “Amendment”), pursuant to which the Company agreed to amend the fee payable to FLG Partners to $10,000 per week, to permit Mr. Archer to separately invoice the Company $2,000 per month, payable to Mr. Archer only and to issue 129,384 restricted shares of Common Stock to Mr. Archer and 6,810 to FLG Partners; a quarter of each issuance will vest on July 15, 2022, with subsequent vesting at 6.25% for each three-month period thereafter.

On February 21, 2022, the Company’s board of directors appointed Sherice R. Torres as a director and on March 15, 2022, the Company’s board of directors appointed John Pettitt as a director, increasing board membership to seven.