Form 10-Q
period 2022-03-31
LogicMark, Inc.
filed 2022-05-16
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022, or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-36616

LogicMark, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0678374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 Diode Lane
Louisville, KY 40299
(Address of principal executive offices) (Zip Code)
(502) 442-7911
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class Symbol(s)	Trading	Name of exchange on which registered
Common Stock, par value $0.0001 per share	LGMK	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, there were 9,593,378 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LogicMark, Inc.

Form 10-Q

Table of Contents

March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LogicMark Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets

Current Assets
Cash	$12,224,887	$12,044,415
Restricted cash	210,118	210,131
Accounts receivable, net	133,262	98,749
Inventory, net	876,084	1,237,280
Prepaid expenses and other current assets	893,388	849,190
Total Current Assets	14,337,739	14,439,765

Property and equipment:
Equipment	404,925	410,444
Furniture and fixtures	78,268	35,761
Tooling and molds	9,427	9,427
	492,620	455,632
Accumulated depreciation	(455,889)	(455,632)
Property and equipment, net	36,731	0
Right-of-use assets	232,569	248,309
Goodwill	10,958,662	10,958,662
Other intangible assets, net of amortization of $4,322,026 and $4,127,920, respectively	4,282,541	4,476,647

Total Assets	$29,848,242	$30,123,383

Liabilities, Series C Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,059,414	$492,431
Accrued expenses	766,313	849,285
Total Current Liabilities	1,825,727	1,341,716

Other long-term liabilities	367,387	385,196
Total Liabilities	2,193,114	1,726,912

Commitments and Contingencies (Note 8)

Series C Preferred Stock
Series C Preferred Stock, par value $0.0001 per share: 2,000 shares designated; 200 shares issued and outstanding as of March 31, 2022, and December 31, 2021	1,807,300	1,807,300

Stockholders’ Equity
Preferred Stock, par value $0.0001 per share: 10,000,000 shares authorized	-	-
Series F Preferred Stock, par value $0.0001 per share: 1,333,333 shares designated; 173,333 shares issued and outstanding as of March 31, 2022, aggregate liquidation preference of $520,000 as of March 31, 2022, and December 31, 2021	520,000	520,000
Common Stock, par value $0.0001 per share: 100,000,000 shares authorized; 9,593,378 and 9,163,039 issued and outstanding as of March 31, 2022, and December 31, 2021	959	917
Additional paid-in capital	105,279,875	104,725,115
Accumulated deficit	(79,953,006)	(78,656,861)

Total Stockholders’ Equity	25,847,828	26,589,171

Total Liabilities, Series C Preferred Stock and Stockholders’ Equity	$29,848,242	$30,123,383

The accompanying notes are an integral part of these condensed financial statements

LogicMark Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021 (1)
Revenues	$3,650,689	$2,438,682
Costs of goods sold	1,447,305	989,388
Gross Profit	2,203,384	1,449,294

Operating Expenses
Direct operating cost	474,442	244,669
Selling and marketing	189,207	80,123
Research and development	262,484	313,896
General and administrative	2,335,949	1,379,071
Other expense	30,084	10,568
Depreciation and amortization	194,363	203,857

Total Operating Expenses	3,486,529	2,232,184

Operating Loss	(1,283,145)	(782,890)

Other Income and (Expense)
Interest expense	-	(861,248)
Forgiveness of Paycheck Protection Program loan and accrued interest	-	303,710
Warrant modification expense	-	(2,881,729)
Total Other Expense, Net	-	(3,439,267)

Loss before Income Taxes	(1,283,145)	(4,222,157)
Income Tax (Expense) Benefit	-	-
Net Loss	(1,283,145)	(4,222,157)
Preferred stock dividends	(88,000)	(1,555,801)

Net Loss Applicable to Common Stockholders	$(1,371,145)	$(5,777,958)

Net Loss Per Share - Basic and Diluted	$(0.14)	$(1.20)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	9,481,963	4,819,255

(1)	Expenses in 2021 have been reclassified to conform to the 2022 presentation format.

The accompanying notes are an integral part of these condensed financial statements

LogicMark Inc.

CONDENSED CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2021			4,061,997	$407	$74,586,801	$(65,427,997)	$9,159,211

Issuance of stock for services					40,000		40,000

Issuance of Series E preferred stock, net	1,476,016	4,000,003					4,000,003

Conversion of Series E preferred stock to common stock	(1,476,016)	(4,000,003)	295,203	29	3,999,974		-

Deemed dividend related to beneficial conversion feature of Series E preferred stock					1,480,801	(1,480,801)	-

Exercise of common stock purchase warrants on a cash			536,774	54	6,669,957		6,670,011

Exercise of common stock purchase warrants on a cashless basis			423,933	42	(42)		-

Warrant modification expense recorded in connection with the issuance of replacement warrants					2,881,729		2,881,729

Shares issued in connection with the management incentive plan for 2018 and 2019			13,283	1	80,455		80,456

Fees incurred in connection with equity offerings					(44,156)		(44,156)

Series C Preferred stock dividends					(75,000)		(75,000)

Net loss						(4,222,157)	(4,222,157)
Balance - March 31, 2021	-	-	5,331,190	$533	$89,620,519	$(71,130,955)	$18,490,097

Balance - January 1, 2022	173,333	520,000	9,163,039	917	104,725,115	(78,656,861)	26,589,171

Issuance of stock options for services					385,339		385,339

Shares issued as stock compensation			430,339	42	244,421		244,463

Series C Preferred stock dividends					(75,000)		(75,000)

Series F Preferred stock dividends						(13,000)	(13,000)

Net loss						(1,283,145)	(1,283,145)
Balance - March 31, 2022	173,333	$520,000	9,593,378	$959	$105,279,875	($79,953,006)	$25,847,828

The accompanying notes are an integral part of these condensed financial statements

LogicMark Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(1,283,145)	$(4,222,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	257	16,012
Stock based compensation	629,802	40,000
Amortization of debt discount	-	77,800
Amortization of intangible assets	194,106	187,845
Amortization of deferred debt issuance costs	-	402,454
Non-cash charge for modification of warrant terms	-	2,881,729
Forgiveness of Paycheck Protection Plan loans and accrued interest		(303,710)
Changes in operating assets and liabilities:
Accounts receivable	(34,513)	66,045
Inventory	361,196	(13,128)
Prepaid expenses and other current assets	(44,198)	(80,715)
Accounts payable	566,983	(518,601)
Accrued expenses	(98,041)	463,660
Total Adjustments	1,575,592	3,219,391
Net Cash Provided by (Used in) Operating Activities	292,447	(1,002,766)

Cash flows from Investing Activities
Purchase of Equipment	(36,988)
Net Cash Used by Investing Activities	(36,988)	-

Cash flows from Financing Activities
Proceeds from sale of common stock and warrants	-	6,670,494
Proceeds received in connection with issuance of Series E preferred stock, net	-	4,000,003
Term loan repayment	-	(5,515,625)
Fees paid in connection with equity offerings	-	(23,698)
Preferred Stock Dividends	(75,000)	-
Net Cash (Used in) Provided by Financing Activities	(75,000)	5,131,174
Net Increase in Cash and Restricted Cash	180,459	4,128,408
Cash and Restricted Cash - Beginning of Year	12,254,546	4,537,546
Cash and Restricted Cash - End of Period	$12,435,005	$8,665,954

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	-	$443,975
Taxes	-	25,999
Non-cash investing and financing activities:
Accrued fees incurred in connection with equity offerings	-	20,458
Accrued preferred stock dividends	$107,933	75,000
Common stock issued in connection with management incentive plans	-	80,456
Conversion of Series E preferred stock to common stock	-	4,000,003

The accompanying notes are an integral part of these condensed financial statements

LogicMark Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

LogicMark, Inc. (“LogicMark” or the “Company”), formerly called Nxt-ID, Inc, was incorporated in the State of Delaware on February 8, 2012. LogicMark provides personal emergency response systems (PERS), health communications devices, and IoT technology that creates a connected care platform. The Company’s devices give people the ability to receive care at home and the confidence to age independently. LogicMark revolutionized the PERS industry by incorporating two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a price point everyday consumers could afford. The PERS technologies are sold through dealers and distributors, as well as directly to the United States Veterans Health Administration.

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss and net loss of $1,283,145 for the three months ended March 31, 2022. As of March 31, 2022, the Company had cash and stockholders’ equity of $12,224,887 and $25,847,828, respectively. As of March 31, 2022, the Company had working capital of $12,512,012 compared to working capital on December 31, 2021, of $13,098,049.

Given the Company’s cash position on March 31, 2022, and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing.

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations, financial position, stockholders’ equity, and cash flows. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Net loss per share and all share data for the three months ending March 31, 2021, have been retroactively adjusted to reflect the reverse stock split that occurred in October 2021, in accordance with ASC 260-10-55-12, Restatement of EPS Data. See Note 6.

Certain prior year amounts have been reclassified for consistency with the current year’s presentation. These reclassifications of expenses had no effect on the reported results of operations.

LogicMark Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions, including those related to the fair value of acquired assets and liabilities, stock-based compensation, income taxes, allowance for doubtful accounts, long-lived assets, and inventories, and other matters that affect the financial statements and disclosures. Actual results could differ from those estimates.

CASH

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. On March 31, 2022, and December 31, 2021, the Company had no cash equivalents, respectively.

RESTRICTED CASH

On March 31, 2022, and December 31, 2021, the Company had restricted cash of $210,118 and $210,131, respectively. Restricted cash includes amounts held back by the Company’s third-party credit card processor for potential customer refunds, claims, and disputes and held as collateral for company credit cards.

LogicMark Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its cash balances in large well-established financial institutions located in the United States. At times, the Company’s cash balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits.

REVENUE RECOGNITION

The Company’s revenues consist of product sales to either end customers or distributors. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payment terms are generally due Net-30 days after the invoice date. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates, or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customer accepts and has the legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board (FOB) shipping point, or (ii) when the product arrives at its destination. For the three months ended March 31, 2022, and 2021, none of our sales were recognized over time.

SALES TO DISTRIBUTORS AND RESELLERS

Sales to certain distributors and resellers are made under terms allowing limited rights of return of the Company’s products held in their inventory or upon sale to their end customers. The Company maintains a reserve for unprocessed and estimated future price adjustments claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction in revenue with a corresponding reduction to cost of sales for the estimated cost of inventory that is expected to be returned. These reserves were not material upon the adoption of Topic 606 on January 1, 2018, nor were they material on the Condensed Balance Sheets on March 31, 2022, and December 31, 2021.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in the cost of goods sold, and were $191,662 and $106,425, respectively, for the three months ended March 31, 2022, and 2021.

ACCOUNTS RECEIVABLE

For the three months ended March 31, 2022, and 2021, the Company’s revenues primarily included shipments of the LogicMark products. The terms and conditions of these sales provided certain customers with trade credit terms. In addition, these sales were made to the retailers with no rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable are stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. On March 31, 2022, and December 31, 2021, the Company had an allowance for doubtful accounts of $7,014 and $5,411, respectively.

LogicMark Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. The inventory is valued at the lower of cost or net realizable value with cost determined using the first-in, first-out method. As of March 31, 2022, inventory was comprised of $876,084 in finished goods on hand. As of December 31, 2021, inventory was comprised of $1,237,280 in finished goods on hand. The Company is required to prepay for certain inventory with certain vendors until credit terms can be established. As of March 31, 2022, and December 31, 2021, $542,931 and $559,938 respectively, of prepayments made for inventory are included in prepaid expenses and other current assets on the balance sheet. An allowance for obsolete inventory amounted to $24,868 on March 31,2022 and December 31, 2021.

LONG-LIVED ASSETS

Long-lived assets, such as property and equipment, and other intangibles are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When indicators exist, the Company tests for the impairment of the definite-lived assets based on the undiscounted future cash flow the assets are expected to generate over their remaining useful lives, compared to the carrying value of the assets. If the carrying amount of the assets is determined not to be recoverable, a write-down to fair value is recorded. Management estimates future cash flows using assumptions about expected future operating performance. Management’s estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to the Company’s business operations.

PROPERTY AND EQUIPMENT

Property and equipment consisting of equipment, furniture and fixtures, and tooling and molds are stated at cost. The costs of additions and improvements are generally capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful life of the respective asset as follows:

Equipment	5 years
Furniture and fixtures	3 to 5 years
Tooling and molds	2 to 3 years

GOODWILL

Goodwill is reviewed annually in the fourth quarter, or when circumstances indicate that an impairment may have occurred. The Company first performs a qualitative assessment of goodwill impairment, which considers factors such as market conditions, performance compared to forecast, business outlook, and unusual events. If the qualitative assessment indicates a possible goodwill impairment, goodwill is then quantitatively tested for impairment. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. If a quantitative goodwill impairment test is required, the fair value is determined using a variety of assumptions including estimated future cash flows using applicable discount rates (income approach) and comparisons to other similar companies (market approach).

LogicMark Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark and are included in other intangible assets in the Company’s balance sheet on March 31, 2022, and December 31, 2021.

On March 31, 2022, Other intangible assets, net of amortization, are comprised of patents of $1,978,016; trademarks of $899,599; and customer relationships of $1,404,926. On December 31, 2021, the other intangible assets are comprised of patents of $2,072,984; trademarks of $915,619; and customer relationships of $1,488,044. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks, and customer relationships are 11 years, 20 years, and 10 years, respectively. During the three months ended March 31, 2022, and 2021, the Company recorded amortization expense of $194,106 and $187,845, respectively.

As of March 31, 2022, total amortization expense estimated for the remainder of fiscal year 2022 is $567,709, and for each of the next five fiscal years, the total amortization expense is estimated to be as follows: 2023 - $761,815; 2024 - $761,815; 2025 - $761,815; 2026 - $618,790; and 2027- $272,235.

CONVERTIBLE INSTRUMENTS

The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The accounting standards require companies to separate conversion options from their host instruments and account for them as free-standing derivatives according to certain criteria. The criteria include circumstances in which (i) the economic characteristics and risks of the embedded derivative are not closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative and the host contract is not re-measured at fair value under generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative would be considered a derivative. The derivative is subsequently marked to market at each reporting date based on the current fair value, with the changes in fair value reported in the results of operations.

Conversion options with variable settlement features such as provisions to adjust the conversion price upon subsequent issuances at exercise prices more favorable than that in the hybrid contract generally result in their separation from the host instrument.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not use derivatives to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Derivative financial instruments accounted for as liabilities are initially recorded at fair value and then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivatives, the Company uses the Black-Scholes or binomial option valuation model to value the derivatives at inception and on subsequent valuation dates. The Company accounts for conversion features that are embedded within the Company’s convertible notes payable that do not have fixed settlement provisions as a separate derivative. In addition, warrants issued by the Company that do not have fixed settlement provisions are also treated as derivatives. The classification of derivatives, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative could be required within 12 months of the balance sheet date.

LogicMark Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NET LOSS PER SHARE

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 348,284 shares of common stock and warrants to purchase 4,295,380 shares of common stock as of March 31, 2022, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 36,364 shares of common stock and warrants to purchase 937,813 shares of common stock as of March 31, 2021, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

RESEARCH AND DEVELOPMENT

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and hardware development firms. The Company expenses all research and development costs as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting standards that have been issued or proposed by FASB (Financial Accounting Standards Board) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Salaries, payroll taxes and vacation	$79,199	$54,229
Merchant card fees	35,923	17,853
Professional fees	189,174	104,500
Management incentives	162,200	285,000
Lease liability	67,016	64,346
Dividends – Series C and F Preferred Stock	107,933	94,933
Other	124,868	228,424
Totals	$766,313	$849,285

LogicMark Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY

October 2021 Reverse stock split

On October 15, 2021, the Company announced that its shareholders had approved a reverse split of its common stock and Series C Preferred at a ratio of 1 for 10. As a result of the reverse split, every 10 pre-split shares of common stock outstanding and every 10 pre-split shares of Series C Preferred stock outstanding were automatically exchanged for one new share of each without any action on the part of the holders. The number of outstanding common shares was reduced from approximately 88.3 million shares to approximately 8.8 million shares, and the number of outstanding Series C preferred shares was reduced from 2,000 shares to 200 shares. The reverse stock split did not affect the total number of shares of capital stock, including Series C Preferred Stock, that the company is authorized to issue.

Earnings per share and all share data for the three months ended March 31, 2021, have been retroactively adjusted to reflect the reverse stock split in accordance with ASC 260-10-55-12, Restatement of EPS Data.

September 2021 Offering

On September 15, 2021, the Company sold an aggregate of (i) 2,788,750 shares of common stock, par value of $0.0001 per share, and (ii) accompanying warrants to purchase up to an aggregate of 2,788,750 shares of Common Stock, at an exercise price of $4.95 per share, both of which include the underwriter’s full over-allotment option to purchase an additional 363,750 shares of common stock.

The Shares and the Warrants were offered and sold to the public pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-259105), filed by the Company with the Securities and Exchange Commission (SEC) under the Securities Act of 1933, as amended (Securities Act), which became effective on September 14, 2021.

The Warrants were not immediately exercisable, as the Company did not have a sufficient number of shares of Common Stock to reserve for issuance for the Warrants until the date (the “Initial Exercise Date”) that the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to affect a reverse stock split of the shares of Common Stock so that there were a sufficient number of shares of Common Stock for issuance upon exercise of the Warrants. The Warrants became exercisable on the Initial Exercise Date (the effective date of the reverse stock split) and will terminate five years after the Initial Exercise Date. The exercise price of the Warrants is subject to customary adjustments for stock dividends, stock splits and other subdivisions, combinations, and re-classifications, and was reset on the date of the Company’s reverse stock split to the lower of (i) the closing price per share of the Common Stock immediately before the reverse stock split, giving effect to the reverse stock split and (ii) the exercise price then in effect. The Warrants are also exercisable on a cashless basis under certain circumstances, any time after the Initial Exercise Date, pursuant to the formula outlined in the Warrants. On October 15, 2021, after shareholder and Board approval of the reverse stock split, the exercise price for the Warrants was adjusted to $3.956 per share, The reverse stock split and the exercise price were retroactively reported in accordance with ASC 260-10-55-12, Restatement of EPS Data.

On the Closing Date, the Company received gross proceeds of approximately $12.5 million, before deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from the Offering primarily for new product development, marketing, working capital, and liability reduction purposes.

August 2021 Offering

On August 13, 2021, the Company entered into a securities purchase agreement with institutional accredited investors providing for an aggregate investment of $4,000,000 for the issuance by the Company of (i) 1,333,333 shares of Series F Convertible Preferred Stock, par value $0.0001 per share, of the Company (the Series F Preferred Stock) convertible into shares of common stock, par value $0.0001 per share, of the Company that is issuable upon conversion of shares of Series F Preferred Stock; (ii) warrants, with a term of five and a half years exercisable after February 16, 2022, to purchase an aggregate of up to 666,667 shares of Common Stock at an exercise price of $7.80 per share. The securities issued to the investors were exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder, based on representations made by the investors, their prior relationship with the Company, and the absence of any general solicitation. The Company used the net proceeds from this offering for working capital and liability reduction purposes. In the three months ended September 30, 2021, 1,160,000 shares of Series F preferred stock were converted into 656,604 shares of common stock. On October 15, 2021, after shareholder and Board approval of the reverse stock split, the exercise price for the Warrants was adjusted to $4.95 per share and was retroactively reported in accordance with ASC 260-10-55-12, Restatement of EPS Data.

LogicMark Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

February 2021 Offering

On February 2, 2021, the Company closed a registered direct offering and concurrent private placement pursuant to which the Company issued (i) an aggregate of 1,476,016 shares of Series E preferred stock, convertible into up to 295,203 shares of common stock, (ii) common stock purchase warrants to purchase up to 100,000 shares of common stock at an exercise price of $12.30 per share, which were exercisable immediately and had a term of five years, and (iii) common stock purchase warrants to purchase up to 195,203 shares of common stock at an exercise price of $12.30 per share with a term of five and one-half years first exercisable nine months after issuance, for gross proceeds of $4,000,003, before deducting any offering expenses. The Company used the net proceeds from this offering for working capital and liability reduction purposes. In February 2021, 1,476,016 shares of Series E preferred stock were converted into 295,203 shares of common stock. Also in February 2021, the Company recorded a deemed dividend of $1,480,801 from the beneficial conversion feature associated with the issuance of the Series E convertible preferred stock and warrants.

January 2021 Warrant exchange

On January 8, 2021, the Company entered into a Warrant Amendment and Exercise Agreement (the “Amendment”) with holders (the “Holder”) of a common stock purchase warrant, dated April 4, 2019, previously issued by the Company (the “Original Warrant”).

In consideration for each exercise of the Original Warrant within 45 calendar days of the Amendment, in addition to the issuance of the Warrant shares, the Company agreed to deliver a new warrant to purchase shares of the Company’s common stock equal to the number of Original Warrants that the Holder exercised, at an exercise price of $15.25 per share, which represents the average Nasdaq Official Closing Price of the common stock for the five trading days immediately preceding the date of the Amendment (the “New Warrants”). The Investor held Original Warrants exercisable for up to 246,913 shares of common stock, subsequently exercised 50,000 Original Warrants within the 45 days, and received 50,000 New Warrants in addition to the Warrant shares. The Investor may continue to exercise the Original Warrants after 45 calendar days of the Amendment, but will not receive New Warrants for the exercise.

Series C Preferred Stock

In May 2017, the Company authorized Series C Preferred Stock. Holders of Series C Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For the three months ended March 31, 2022, and 2021, the Company recorded Series C Preferred Stock dividends of $75,000 in each period.

The Series C Preferred Stock may be redeemed by the Company at the Company’s option in cash at any time, in whole or in part, upon payment of the stated value of the Series C Preferred Stock and unpaid dividends. If a “fundamental change” occurs, the Series C Preferred Stock shall be immediately redeemed in cash equal to the stated value of the Series C Preferred Stock, and unpaid dividends. A fundamental change includes but is not limited to any change in the ownership of at least fifty percent of the voting stock; liquidation or dissolution, or the common stock ceases to be listed on the market upon which it currently trades.

The holders of the Series C Preferred Stock are entitled to vote on any matter submitted to the stockholders of the Company for a vote. One share of Series C Preferred Stock carries the same voting rights as one share of common stock.

Redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Preferred Stock as temporary equity in the balance sheets on March 31, 2022, and December 31, 2021, until such time that events occur that indicate otherwise.

LogicMark Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants

There was no warrant activity during the three months ended March 31, 2022. The following table summarizes the Company’s warrants outstanding and exercisable on March 31, 2022, and December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding and Exercisable at January 1, 2021	1,569,007	$13.30	4.1	$10,850,158
Issued	3,897,534	$5.26	4.77	-
Exercised	(1,002,307)	$9.07	-	-
Cancelled	(168,854)	$38.32	-	-
Outstanding and Exercisable at December 31, 2021	4,295,380	$6.02	4.59	-
Outstanding and Exercisable at March 31, 2022	4,295,380	$6.02	4.52	-

NOTE 7 - STOCK INCENTIVE PLANS

2017 Stock Incentive Plan

On August 24, 2017, the Company’s stockholders approved the 2017 Stock Incentive Plan (2017 SIP). The aggregate maximum number of shares of common stock that may be issued under the 2017 SIP is limited to 10% of the outstanding shares of common stock, calculated on the first business day of each fiscal year. Under the 2017 SIP, options that are forfeited or terminated, settled in cash in lieu of shares of common stock, or settled in a manner such that shares are not issued, will again immediately become available to be issued. If shares of common stock are withheld from payment of an award to satisfy tax obligations concerning the award, those shares of common stock will be treated as shares that have been issued under the 2017 SIP and will not again be available for issuance.

During the quarter ended March 31, 2022, the Company issued 430,339 shares of common stock vesting over periods ranging from 30 to 48 months with an aggregate fair value of $1,331,870 to certain employees as inducement and incentive grants. As of March 31, 2022, the unrecognized compensation cost related to non-vested stock options is $1,087,407. During the three months ended March 31, 2021, the Company issued 13,283 shares of common stock with an aggregate fair value of $80,456 to certain employees related to the Company’s 2019, 2018, and 2017 management incentive plan. The expense for the three months ended March 31, 2022, and 2021 was $244,463 and $0 respectively.

2013 Long-Term Stock Incentive Plan

On January 4, 2013, the Company’s stockholders approved the Company’s Long-Term Stock Incentive Plan (LTIP). The maximum number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to the Company’s Board, and stock appreciation rights, are limited to 10% of the common shares outstanding on the first business day of any fiscal year.

During the three months ended March 31, 2022, the Company issued 237,500 stock options vesting over four years to employees with an exercise price of $3.36 and an option for 12,500 shares with a strike price of $2.20 and a total expense of $325,336. In addition, 27,276 fully vested stock options were granted to six non-employee Board directors at an exercise price of $2.20. The aggregate fair value of the shares issued to the directors was $60,000, which includes the total expense. On March 31, 2021, the Company issued an aggregate of 2,837 stock options to purchase shares of common stock under the LTIP to four (4) non-employee directors for serving on the Company’s board. The exercise price of these stock options is $14.10 and stock options were fully vested at the issuance date. The aggregate fair value of the stock options issued to the directors was $40,000, which includes the total expense.

LogicMark Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of our business. Other than the above, there is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization, or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting our company, or any of our subsidiaries in which an adverse decision could have a material adverse effect upon our business, operating results, or financial condition.

COMMITMENTS

The Company leases office space and equipment, in the U.S., which is classified as operating leases expiring at various dates. The Company determines if an arrangement qualifies as a lease at the lease inception. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate lease, which is for office space and a fulfillment center, with a lease term of 5 years in August 2025. The Company also leases a copier with a lease term of 5 years, ending August 2023. The Company has elected to account for the lease and non-lease components (insurance and property taxes) as a single lease component for its real estate leases. Lease payments, which include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs over such amounts are expensed as incurred as variable lease costs.

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a new five-year lease agreement in June 2020 for a new warehouse space located in Louisville, Kentucky. The monthly rent which commenced in September 2020 is $6,200 per month and increases approximately 3% annually thereafter. The ROU asset value-added because of this new lease agreement was $279,024. The Company’s ROU asset and lease liability accounts reflect the inclusion of this lease in the Company’s balance sheet as of March 31, 2022.

The Company’s lease agreements include options for the Company to either renew or early terminate the lease. Renewal options are reviewed at lease commencement to determine if such options are reasonably certain of being exercised, which could impact the lease term. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including the significance of leasehold improvements on the property, whether the asset is difficult to replace, or specific characteristics unique to the lease that would make it reasonably certain that the Company would exercise the option. In most cases, the Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company and thus not included in the Company’s ROU asset and lease liability.

For the three months ended March 31, 2022, the total operating lease cost was $24,558 and is recorded in general and administrative expenses. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next four years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of March 31, 2022:

Year Ending December 31,

2022 (excluding the three months ended March 31, 2022)	$70,239
2023	89,724
2024	80,000
2025	54,400
Total future minimum lease payments	$294,363
Less imputed interest	(55,594)
Total present value of future minimum lease payments	$238,769

LogicMark Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of March 31, 2022
Operating lease right-of-use assets	$232,569

Other accrued expenses	$67,016
Other long-term liabilities	$171,754
$238,770

As of March 31, 2022

Weighted Average Remaining Lease Term	4.3 years
Weighted Average Discount Rate	12.80%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2022, should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (this “Form 10-Q”). This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions concerning future events and is subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform to these statements to actual results.

All share and price per share information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section has been adjusted to reflect our one-for-ten reverse stock split of our outstanding common stock, par value $0.0001 per share (the “Common Stock”), and Series C Non-Convertible Voting Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), which became effective on October 15, 2021. Expenses included in the results of operations for 2021 have been reclassified to conform to the 2022 presentation format.

Overview

LogicMark, Inc. (formerly known as Nxt-ID, Inc.) provides PERS, health communications devices, and IoT technology that creates a connected care platform. The Company’s devices provide people with the ability to receive care at home and age independently and to check, manage and monitor a loved one’s health and safety remotely. The Company’s PERS devices incorporate two-way voice communication technology directly in the medical alert pendant providing life-saving technology at a consumer-friendly price point aimed at everyday consumers. The Company is focused on modernizing remote monitoring to help people stay safe and live independently longer. The PERS technologies are sold through dealers and distributors, as well as through the Veterans Health Administration (VA). The Company enjoys a strong base of business with the VA and plans to expand to other government services after being awarded the five-year General Services Administration (GSA) Agreement in 2021.

Environmental, Social and Governance (ESG)

In June 2021, Chia-Lin Simmons was appointed Chief Executive Officer and a member of the Board of Directors. Ms. Simmons and the Board set out to recognize our ESG responsibilities and create the highest standards for both social and shareholder endeavors. We have structured our ESG efforts around three main themes:

Financial/Policy Reviews & Audits

To protect shareholder interest, the company immediately set about remediating its potential delisting from the NASDAQ stock market. While the process extended over many months, compliance was successfully regained. Ongoing adherence to Nasdaq’s governance guidelines is required to remain listed and the Company is using its best efforts to do so.

Diversity & Equity

Making products that serve the neediest and most vulnerable is an example of how our social and shareholder responsibility goals align. The Company believes that its core business of providing PERS devices to veterans, the elderly, and our loved ones plays a vital role in making our world more equitable. We believe safety, security, and the desire to gracefully age at home are basic needs. Offering differing price points for our products also meets the needs of persons in varying socioeconomic situations.

More than 500,000 of our PERS devices have been deployed, the vast majority to U.S. veterans. Our staff has the privilege of serving as ambassadors in the marketplace, taking an average of 150 calls from veterans each day. While many of our employees work remotely, volunteerism is encouraged in the communities where we reside.

Our CEO has been a champion of diversity and inclusion throughout her career. In addition to several new key female and minority employees, we have added a female Board member to the team. We will also begin looking at Company diversity and inclusion practices and examine labor standards across our supplier base.

Operational Efficiency

Building a sustainable enterprise is a priority for the Company. As a result, we have closed offices to streamline operations. We have begun to reduce paper waste throughout the Company and are working toward a goal of decreasing the amount of marketing collateral and printed materials included with each device by 50%.

We expect to conduct an energy and resources evaluation to determine if increased efficiencies are possible. In addition, we are exploring new packaging and recycling programs for our Company and customers. Expansion and improvement of domestic and international supply chain channels, and a CO2 offset program are all under review to ensure we meet customer demand and that suppliers adhere to recommended codes of conduct.

To fulfill our responsibilities and to discharge our duty, these guidelines are subject to modification as the Board of Directors deems appropriate and in the best interests of the Company and our shareholders or as required by applicable laws and regulations.

Recent Developments of the Company

Transition of Directors

On February 21, 2022, the Board appointed Sherice R. Torres as a director and on March 18, 2022, the Board appointed John Pettit as a director, increasing the Board members to seven. On April 29, 2022, David R. Gust resigned from the Board of Directors and joined the Company’s Advisory Board and on May 5, 2022, Michael J. Almada-Remedios resigned from the Board of Directors and joined the Company’s Advisory Board.

Results of Operations

Three months ended March 31, 2022, compared with the three months ended March 31, 2021.

Revenue, Cost of Revenue, and Gross Profit

	For the three months ending
	March 31,
	2022	2021	$ Change	% Change
Revenue	$3,650,689	$2,438,682	$1,212,007	50%
Cost of Goods Sold	1,447,305	989,388	457,917	46%
Gross Profit	$2,203,384	$1,449,294	$754,090
Profit Margin	60%	59%

We experienced a 50% increase in revenue in the quarter ending March 31, 2022, compared to the quarter ending March 31, 2021. Sales increases were driven by improvements in sales to the VA hospitals and clinics and from replacement sales of 4G Guardian Alert 911Plus devices to our out-of-warranty customers holding the 3G version of the same device. Due to the sunsetting of the 3G service by the nation’s cellular network providers, our customers’ 3G units no longer work in areas of the country not being supported by 3G service.

Gross profit increased by 46% in the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021, and profit margin increased from 59% to 60%. This increase in margin was a result of lower inbound freight costs.

Operating Expenses

	For the three months ending
	March 31,
Operating Expenses	2022	2021	$ Change	% Change
Direct operating cost	$474,442	$244,669	$229,773	94%
Selling and marketing	189,207	80,123	109,084	136%
Research and development	262,484	313,896	(51,412)	-16%
General and administrative	2,335,949	1,379,071	956,878	69%
Other expense	30,084	10,568	19,516	185%
Depreciation and amortization	194,363	203,857	(9,494)	-5%
Total Expenses	$3,486,529	$2,232,184	$1,254,345	56%

Direct Operating Costs

Direct operating costs increased in the quarter ended March 31, 2022, compared to the same quarter last year as a result of increased warranty replacement cost. While the sunsetting of the 3G cellular network did not trigger a warranty claim as our products continued to work where 3G cell service was available, the Company decided to replace all our customers’ 3G products still under warranty with new 4G units at no cost to our customers.

Selling and Marketing

Expenditures in sales and marketing in the quarter ended March 31, 2022, exceeded the same quarter last year due to the addition of a senior sales leader and higher sales commissions paid on the increase in sales. An increase in marketing costs in the current period was due to the addition of a senior marketing leader and a marketing associate.

Research and Development

Research and development costs in the quarter ended March 31, 2022, were less than the same quarter last year. As we strive to accelerate the pace of new product development in future quarters, we expect to continue to see an increase in engineering costs devoted to new product development as compared to the previous year periods.

General and Administrative

Beginning in the first quarter of 2022, we added resources to our organization to drive revenue growth and new product development. As much as feasible, this is being accomplished with temporary, experienced fractional consultants to minimize permanent expense while also taking advantage of their deep expertise and ability to execute quickly. Compared to the first quarter of last year, G&A expenses increased due to higher D&O insurance costs, higher non-cash stock compensation costs, and higher costs in the Finance area, partially offset by a lower accrual rate for management incentives.

Other Income and Expenses

	For the three months ending
	March 31,
Other Income & Expenses	2022	2021	$ Change	% Change
Interest Expense	$-	$(861,248)	$861,248	-100%
Forgiveness of Paycheck Protection Plan loan and accrued interest	-	303,710	(303,710)	100%
Warrant modification expense	-	(2,881,729)	2,881,729	-100%
Total Expenses	$-	$(3,439,267)	$3,439,267	-100%

Liquidity and Capital Resources

Sources of Liquidity

The Company generated a net loss of $1,283,145 for the three months ended March 31, 2022. As of March 31, 2022, the Company had cash and stockholders’ equity of $12,224,887 and $25,847,828, respectively. On March 31, 2022, the Company had working capital of $12,512,012.

Given our cash position on March 31, 2022, and our projected cash flow from operations, we believe we will have sufficient capital to sustain operations for the next year. We may also raise funds through equity or debt offerings to accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Cash Flows

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees, and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms (net 30). During the three months ended March 31, 2022, net cash provided by operating activities amounted to $292,447. During the three months ended March 31, 2021, net cash used in operating activities amounted to $1,002,766.

Cash Used in Investing Activities

During the three months ended March 31, 2022, we purchased $36,988 in equipment, and during the three months ended March 2021, we did not use cash in investing activities.

Cash Provided by Financing Activities

Cash flows from Financing Activities	2022	2021
Proceeds from sale of common stock and exercise of warrants	-	$6,670,494
Proceeds received in connection with issuance of preferred stock, net	-	4,000,003
Term loan repayment	-	(5,515,625)
Fees paid in connection with equity offerings	-	(23,698)
Preferred Stock Dividends	(75,000)
Net Cash (Used in) Provided by Financing Activities	$(75,000)	$5,131,174

During the three months ended March 31, 2022, we paid cash dividends of $75,000 to our holders of Series C Preferred Stock. During the three months ended March 31, 2021, net cash provided by financing activities totaled $5,131,174 and was primarily related to the proceeds received from warrant exercises for shares of Common Stock totaling $6,670,494 and from the issuance of shares of our Series E Convertible Preferred Stock, par value $0.0001 per share, to investors in consideration for an aggregate of $4,000,003, all of which was partially offset by term loan repayments totaling $5,515,625 and fees paid in connection with equity offerings of $23,698.

COVID-19 Considerations on Our Business and Operations

Like many US-based businesses, the COVID-19 pandemic, and efforts to deal with it began to impact our business in March 2020. During the period April 1, 2020, through January 31, 2022, we experienced decreases in demand from certain key customers, primarily our VA clinics. As the adverse effects of the COVID-19 pandemic began to ease in February 2022, we have begun to experience an increase in sales.

To date, travel restrictions and supply chain constraints have not materially impacted our ability to obtain inventory or deliver products or services to customers. We are concerned about, however, the current elevated level of COVID-19 infections in Asia and the Chinese government shutting down major cities and ports. In the future, this may impact our ability to both source product and have it delivered to the United States.

Impact of Inflation

We believe that our business was not materially impacted by inflationary pressures during 2021 but given inflationary trends seen so far in 2022, we believe we will face increased costs in operating, fulfillment, and overhead expenses during the year. We plan to mitigate part of these increases through productivity and efficiency improvements, and cost reduction programs. We may also need to take price increases on our products.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2022, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2022. Management has not completed such evaluation but concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we have historically had difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions.

We noted the following deficiencies that we believe to be material weaknesses:

-	As of December 31, 2021, management had not completed an assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the first three months of 2022, its internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP.
-	After the end of 2021, the Company determined that the tax provision related to prior years, prepared by the Company’s tax advisors, was incorrect resulting in a non-cash adjustment to increase deferred tax liabilities and an offset to income tax expense.
-	The Company changed accounting software for one of its subsidiaries in 2021 and did not have proper controls in place to ensure the accounting data was transferred over completely and accurately.
-	Due to a limited number of accounting personnel, the Company has historically had difficulty accounting for complex transactions and has limited segregation of duties within the accounting department.

Additional time is required to complete our staffing, fully document our systems, implement control procedures, and test their operating effectiveness before we can conclude that we have fully remediated our material weaknesses.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations of the Effectiveness of Controls

Our management, including our Chief Executive Officer and interim Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to legal proceedings, claims, or litigation arising in the ordinary course of business. We are not presently a party to any other legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

LogicMark, Inc.

Date: May 16, 2022	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Duly Authorized Officer and
Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)