Form 10-Q
period 2022-06-30
LogicMark, Inc.
filed 2022-08-12
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022, or

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

As of August 9, 2022, there were 9,608,937 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LogicMark, Inc.

Form 10-Q

Table of Contents

June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LogicMark, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$11,144,085	$12,044,415
Restricted cash	59,988	210,131
Accounts receivable, net	258,509	98,749
Inventory, net	622,893	1,237,280
Prepaid expenses and other current assets	773,509	849,190
Total Current Assets	12,858,984	14,439,765

Property and equipment:
Equipment	412,135	410,444
Furniture and fixtures	35,761	35,761
Website and other	171,217	9,427
	619,113	455,632
Accumulated depreciation	(446,975)	(455,632)
Property and equipment, net	172,138	-
Right-of-use assets, net	216,345	248,309
Product development costs	269,268	-
Goodwill	10,958,662	10,958,662
Other intangible assets, net of amortization of $4,516,204 and $4,127,920, respectively	4,093,171	4,476,647

Total Assets	$28,568,568	$30,123,383

Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$788,511	$492,431
Accrued expenses	862,223	849,285
Total Current Liabilities	1,650,734	1,341,716
Other long-term liabilities	349,006	385,196
Total Liabilities	1,999,740	1,726,912

Commitments and Contingencies (Note 8)

Series C Redeemable Preferred Stock
Series C Redeemable Preferred Stock, par value $0.0001 per share: 2,000 shares designated; 200 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,807,300	1,807,300

Stockholders’ Equity
Preferred Stock, par value $0.0001 per share: 10,000,000 shares authorized
Series F Preferred Stock, par value $0.0001 per share: 1,333,333 shares designated; 173,333 shares issued and outstanding as of June 30, 2022, aggregate liquidation preference of $520,000 as of June 30, 2022, and December 31, 2021	520,000	520,000
Common Stock, par value $0.0001 per share: 100,000,000 shares authorized; 9,608,937 and 9,163,039 issued and outstanding as of June 30, 2022 and December 31, 2021	961	917
Additional paid-in capital	105,318,990	104,725,115
Accumulated deficit	(81,078,423)	(78,656,861)

Total Stockholders’ Equity	24,761,528	26,589,171

Total Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity	$28,568,568	$30,123,383

 The accompanying notes are an integral part of these condensed financial statements

LogicMark, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021 (1)	2022	2021 (1)
Revenues	$3,367,692	$2,782,575	$7,018,380	$5,221,256
Costs of goods sold	1,364,586	1,074,878	2,811,891	2,064,265
Gross Profit	2,003,106	1,707,697	4,206,489	3,156,991

Operating Expenses
Direct operating cost	336,544	255,859	810,987	500,528
Selling and marketing	275,011	89,781	464,216	169,904
Research and development	204,592	279,450	467,077	593,344
General and administrative	2,115,700	1,078,258	4,451,647	2,457,327
Other expense	2,000	14,697	32,084	25,268
Depreciation and amortization	194,691	201,324	389,054	405,181

Total Operating Expenses	3,128,538	1,919,369	6,615,065	4,151,552

Operating Loss	(1,125,432)	(211,672)	(2,408,576)	(994,561)

Other Income and (Expense)
Interest income (expense)	13,159	(389,541)	13,159	(1,250,789)
Forgiveness of Paycheck Protection Program loan and accrued interest	-	45,466	-	349,176
Warrant modification expense	-	-	-	(2,881,729)
Total Other Expense, Net	13,159	(344,075)	13,159	(3,783,342)

Loss before Income Taxes	(1,112,273)	(555,747)	(2,395,417)	(4,777,903)
Income tax (expense) benefit	-	-	-	-
Net Loss	(1,112,273)	(555,747)	(2,395,417)	(4,777,903)
Preferred stock dividends	(88,144)	(615,000)	(176,144)	(2,170,801)

Net Loss Applicable to Common Stockholders	$(1,200,417)	$(1,170,747)	$(2,571,561)	$(6,948,704)

Net Loss Per Share - Basic and Diluted	$(0.13)	$(0.22)	$(0.27)	$(1.37)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	9,594,746	5,331,190	9,538,666	5,076,636

(1)	Expenses in 2021 have been reclassified to conform to the 2022 presentation format.

The accompanying notes are an integral part of these condensed financial statements

LogicMark, Inc.

CONDENSED CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2022
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - April 1, 2022	173,333	$520,000	9,593,378	$959	$105,279,875	$(79,953,006)	$25,847,828

Issuance of stock options for services	-	-	-	-	(169,722)	-	(169,722)

Shares issued as stock compensation	-	-	15,559	2	283,837	-	283,839

Series C Redeemable Preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Series F Preferred stock dividends	-	-	-	-	-	(13,144)	(13,144)

Net loss	-	-	-	-	-	(1,112,273)	(1,112,273)

Balance - June 30, 2022	173,333	$520,000	9,608,937	$961	$105,318,990	$(81,078,423)	$24,761,528

	Six Months Ended June 30, 2022
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2022	173,333	$520,000	9,163,039	$917	$104,725,115	$(78,656,861)	$26,589,171

Issuance of stock options for services	-	-	-	-	215,614	-	215,614

Shares issued as stock compensation	-	-	445,898	44	528,261	-	528,305

Series C Redeemable Preferred stock dividends	-	-	-	-	(150,000)	-	(150,000)

Series F Preferred stock dividends	-	-	-	-	-	(26,145)	(26,145)

Net loss	-	-	-	-	-	(2,395,417)	(2,395,417)

Balance - June 30, 2022	173,333	$520,000	9,608,937	$961	$105,318,990	$(81,078,423)	$24,761,528

LogicMark, Inc.

CONDENSED CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2021
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - April 1, 2021	-	-	5,331,190	$533	$89,620,519	$(71,130,955)	$18,490,097

Issuance of stock options for services	-	-	-	-	40,000	-	40,000

Series C Redeemable Preferred stock dividends	-	-	-	-	(615,000)	-	(615,000)

Net loss	-	-	-	-	-	(555,747)	(555,747)

Balance - June 30, 2021	-	-	5,331,190	$533	$89,045,519	$(71,686,702)	$17,359,350

	Six Months Ended June 30, 2021
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2021	-	-	4,061,997	$407	$74,586,801	$(65,427,998)	$9,159,210

Issuance of stock for services	-	-	-	-	80,000	-	80,000

Issuance of Series E preferred stock, net	1,476,016	4,000,003	-	-	-	-	4,000,003

Conversion of Series E preferred stock to common stock	(1,476,016)	(4,000,003)	295,203	29	3,999,974	-	-

Deemed dividend related to beneficial conversion feature of Series E preferred stock	-	-	-	-	1,480,801	(1,480,801)	-

Exercise of common stock purchase warrants on a cash basis	-	-	536,774	54	6,669,957	-	6,670,011

Exercise of common stock purchase warrants on a cashless basis	-	-	423,933	42	(42)	-	-

Warrant modification expense recorded in connection with the issuance of replacement warrants	-	-	-	-	2,881,729	-	2,881,729

Shares issued in connection with the management incentive plan for 2018 and 2019	-	-	13,283	1	80,455	-	80,456

Fees incurred in connection with equity offerings	-	-	-	-	(44,156)	-	(44,156)

Series C Redeemable Preferred stock dividends	-	-	-	-	(690,000)	-	(690,000)

Net loss	-	-	-	-	-	(4,777,903)	(4,777,903)
Balance - June 30, 2021	-	-	5,331,190	$533	$89,045,519	$(71,686,702)	$17,359,350

The accompanying notes are an integral part of these condensed financial statements

LogicMark, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(2,395,417)	$(4,777,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	770	27,404
Stock based compensation	743,919	80,000
Amortization of debt discount	-	111,239
Amortization of intangible assets	388,284	377,777
Amortization of deferred debt issuance costs	-	594,914
Non-cash charge for modification of warrant terms	-	2,881,729
Forgiveness of Paycheck Protection Plan loans and accrued interest	-	(349,176)
Changes in operating assets and liabilities:
Accounts receivable	(159,760)	9,147
Inventory	614,387	21,698
Prepaid expenses and other current assets	75,681	(201,482)
Accounts payable	296,080	(1,051,140)
Accrued expenses	(17,433)	502,570
Net Cash Used in Operating Activities	(453,489)	(1,773,223)

Cash flows from Investing Activities
Purchase of equipment and website development	(172,908)	-
Product development costs	(269,268)	-
Purchase of intangible assets	(4,808)	-
Net Cash Used by Investing Activities	(446,984)	-

Cash flows from Financing Activities
Proceeds from sale of common stock and warrants	-	6,670,011
Proceeds received in connection with issuance of Series E preferred stock, net	-	4,000,003
Term loan repayment	-	(10,031,250)
Fees paid in connection with equity offerings	-	(10,030)
Preferred Stock Dividends	(150,000)	-
Net Cash (Used in) Provided by Financing Activities	(150,000)	628,734
Net Increase in Cash and Restricted Cash	(1,050,473)	(1,144,489)
Cash and Restricted Cash - Beginning of Year	12,254,546	4,537,546
Cash and Restricted Cash - End of Period	$11,204,073	$3,393,057

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	-	592,237
Taxes	-	47,874
Non-cash investing and financing activities:
Accrued fees incurred in connection with equity offerings	-	34,126
Accrued preferred stock dividends	26,145	690,000
Shares issued in connection with prior year accrual		80,456
Conversion of Series E preferred stock to common stock	-	4,000,003

The accompanying notes are an integral part of these condensed financial statements

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

LogicMark, Inc. (“LogicMark” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. LogicMark provides personal emergency response systems (PERS), health communications devices, and Internet of Things technology that creates a connected care platform. The Company’s devices give people the ability to receive care at home and the confidence to age independently. LogicMark revolutionized the PERS industry by incorporating two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a price point everyday consumers could afford. The PERS technologies are sold through dealers and distributors, as well as directly to the United States Veterans Health Administration.

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $2,408,576 and a net loss of $2,395,417 for the six months ended June 30, 2022. As of June 30, 2022, the Company had cash and stockholders’ equity of $11,144,085 and $24,761,528, respectively. As of June 30, 2022, the Company had working capital of $11,208,250 compared to working capital on December 31, 2021, of $13,098,049.

Given the Company’s cash position on June 30, 2022, and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing.

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

Net loss per share and all share data for the three and six months ended June 30, 2021, have been retroactively adjusted to reflect the reverse stock split that occurred in October 2021, in accordance with ASC 260-10-55-12, Restatement of EPS Data. See Note 6.

Certain prior year amounts have been reclassified for consistency with the current year’s presentation. These reclassifications had no effect on the reported results of operations.

LogicMark, Inc.

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

CASH

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. On June 30, 2022, and December 31, 2021, the Company had no cash equivalents, respectively.

RESTRICTED CASH

On June 30, 2022, and December 31, 2021, the Company had restricted cash of $59,988 and $210,131, respectively. Restricted cash includes amounts held back by the Company’s third-party credit card processor for potential customer refunds, claims, and disputes and held as collateral for company credit cards.

LogicMark, Inc.

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

REVENUE RECOGNITION

The Company’s revenues consist of product sales to either end customers or distributors. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payment terms are generally due Net-30 days after the invoice date. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates, or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customer accepts and has the legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board (FOB) shipping point, or (ii) when the product arrives at its destination. For the six months ended June 30, 2022, and 2021, none of our sales were recognized over time.

SALES TO DISTRIBUTORS AND RESELLERS

Sales to certain distributors and resellers are made under terms allowing limited rights of return of the Company’s products held in their inventory or upon sale to their end customers. The Company maintains a reserve for unprocessed and estimated future price adjustments claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction in revenue with a corresponding reduction to cost of sales for the estimated cost of inventory that is expected to be returned. These reserves were not material on the Condensed Balance Sheets on June 30, 2022, and December 31, 2021.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in the cost of goods sold and were $181,551 and $373,213, respectively, for the three and six months ended June 30, 2022, and $118,136 and $224,561, respectively, for the three and six months ended June 30, 2021.

ACCOUNTS RECEIVABLE

For the three and six months ended June 30, 2022, and the year ended December 31, 2021, the Company’s revenues primarily included shipments of the LogicMark products. The terms and conditions of these sales provided certain customers with trade credit terms. In addition, these sales were made to the retailers with no rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable are stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. On June 30, 2022, and December 31, 2021, the Company had an allowance for doubtful accounts of $3,209 and $5,411, respectively.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. The inventory is valued at the lower of cost or net realizable value with cost determined using the first-in, first-out method. As of June 30, 2022, inventory was comprised of $622,893 in finished goods on hand. As of December 31, 2021, inventory was comprised of $1,237,280 in finished goods on hand. The Company is required to prepay for certain inventory with certain vendors until credit terms can be established. As of June 30, 2022, and December 31, 2021, $599,112 and $559,938 respectively, of prepayments made for inventory are included in prepaid expenses and other current assets on the balance sheet.

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

PROPERTY AND EQUIPMENT

Property and equipment consisting of equipment, furniture and fixtures, and website and other are stated at cost. The costs of additions and improvements are generally capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful life of the respective asset as follows:

Equipment	5 years
Furniture and fixtures	3 to 5 years
Website and other	2 to 3 years

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark, LLC and are included in other intangible assets in the Company’s balance sheet on June 30, 2022, and December 31, 2021.

On June 30, 2022, Other intangible assets, net of amortization, are comprised of patents of $1,887,784; trademarks of $883,579; and customer relationships of $1,321,808. On December 31, 2021, the other intangible assets are comprised of patents of $2,072,984; trademarks of $915,619; and customer relationships of $1,488,044. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks, and customer relationships are 11 years, 20 years, and 10 years, respectively. During the three and six months ended June 30, 2022, the Company recorded amortization expense of $194,178 and $388,284, respectively. During the three and six months ended June 30, 2021, the Company recorded amortization expense of $189,932 and $377,777, respectively.

As of June 30, 2022, total amortization expense estimated for the remainder of fiscal year 2022 is $373,531, and for each of the next five fiscal years, the total amortization expense is estimated to be as follows: 2023 - $761,815; 2024 - $761,815; 2025 - $761,815; 2026 - $618,790; and 2027- $272,235.

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

LogicMark, Inc.

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

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS PER SHARE

Net loss applicable to common shareholders equals the Company’s net loss minus preferred stock dividends.

Basic net loss applicable to common shareholders per share (“Basic net loss per share”) was computed using the weighted average number of common shares outstanding. Diluted net loss applicable to common shareholders per share (“Diluted net loss per share”) includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 365,385 shares of common stock and warrants to purchase 4,295,380 shares of common stock as of June 30, 2022, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 40,858 shares of common stock and warrants to purchase 937,813 shares of common stock as of June 30, 2021, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT COSTS

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and hardware development firms. The Company expenses all research and development costs as incurred until technological feasibility has been established for the product. Once technological feasibility is established, development costs including software and hardware design are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. For the six months ended June 30, 2022, the Company capitalized $269,268 of such product development costs. Amortization of these costs, which will be on a straight-line basis over three years, has not yet commenced.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting standards that have been issued or proposed by FASB (Financial Accounting Standards Board) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
Salaries, payroll taxes and vacation	$77,972	$54,229
Merchant card fees	20,044	17,853
Professional fees	243,206	104,500
Management incentives	312,200	285,000
Lease liability	69,771	64,346
Dividends – Series C and F Preferred Stock	46,735	94,933
Other	92,295	228,424
Totals	$862,223	$849,285

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK

October 2021 Reverse stock split

On October 15, 2021, the Company announced that its shareholders had approved a reverse split of its common stock and Series C Redeemable Preferred at a ratio of 1 for 10. As a result of the reverse split, every 10 pre-split shares of common stock outstanding and every 10 pre-split shares of Series C Redeemable Preferred Stock outstanding were automatically exchanged for one new share of each without any action on the part of the holders. The number of outstanding common shares was reduced from approximately 88.3 million shares to approximately 8.8 million shares, and the number of outstanding Series C preferred shares was reduced from 2,000 shares to 200 shares. The reverse stock split did not affect the total number of shares of capital stock, including Series C Redeemable Preferred Stock, that the company is authorized to issue.

Loss per share and all share data for the three months and six months ended June 30, 2021, have been retroactively adjusted to reflect the reverse stock split in accordance with ASC 260-10-55-12, Restatement of EPS Data.

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

August 2021 Offering

On August 13, 2021, the Company entered into a securities purchase agreement with institutional accredited investors providing for an aggregate investment of $4,000,000 for the issuance by the Company of (i) 1,333,333 shares of Series F Convertible Preferred Stock, par value $0.0001 per share, of the Company (the Series F Preferred Stock) convertible into shares of common stock, par value $0.0001 per share, of the Company that is issuable upon conversion of shares of Series F Preferred Stock; (ii) warrants, with a term of five and a half years exercisable after February 16, 2022, to purchase an aggregate of up to 666,667 shares of Common Stock at an exercise price of $7.80 per share. The securities issued to the investors were exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder, based on representations made by the investors, their prior relationship with the Company, and the absence of any general solicitation. The Company used the net proceeds from this offering for working capital and liability reduction purposes. In the three months ended September 30, 2021, 1,160,000 shares of Series F preferred stock were converted into 656,604 shares of common stock. On October 15, 2021, after shareholder and Board approval of the reverse stock split, the exercise price for the Warrants was adjusted to $4.95 per share and was retroactively reported in accordance with ASC 260-10-55-12, Restatement of EPS Data. For the three months and six months ended June 30, 2022, the Company recorded Series F Preferred Stock dividends of $13,144 and $26,145, respectively.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

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

Series C Redeemable Preferred Stock

In May 2017, the Company authorized Series C Redeemable Preferred Stock. Holders of Series C Redeemable Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For the three and six months ended June 30, 2022, the Company recorded Series C Redeemable Preferred Stock dividends of $75,000 and $150,000, respectively.

The Series C Redeemable Preferred Stock may be redeemed by the Company at the Company’s option in cash at any time, in whole or in part, upon payment of the stated value of the Series C Redeemable Preferred Stock and unpaid dividends. If a “fundamental change” occurs, the Series C Redeemable Preferred Stock shall be immediately redeemed in cash equal to the stated value of the Series C Redeemable Preferred Stock, and unpaid dividends. A fundamental change includes but is not limited to any change in the ownership of at least fifty percent of the voting stock; liquidation or dissolution, or the common stock ceases to be listed on the market upon which it currently trades.

The holders of the Series C Redeemable Preferred Stock are entitled to vote on any matter submitted to the stockholders of the Company for a vote. One share of Series C Redeemable Preferred Stock carries the same voting rights as one share of common stock.

Redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given that the Series C Redeemable Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Redeemable Preferred Stock as temporary equity in the balance sheets on June 30, 2022, and December 31, 2021, until such time that events occur that indicate otherwise.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

Warrants

There was no warrant activity during the six months ended June 30, 2022. The following table summarizes the Company’s warrants outstanding and exercisable on June 30, 2022, and December 31, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Outstanding and Exercisable at January 1, 2021	1,569,007	$13.30	4.10	$10,850,158
Issued	3,897,534	$5.26	4.77	-
Exercised	(1,002,307)	$9.07	-	-
Cancelled	(168,854)	$38.32	-	-
Outstanding and Exercisable at December 31, 2021	4,295,380	$6.02	4.59	-
Outstanding and Exercisable at June 30, 2022	4,295,380	$6.02	4.27	$0.00

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

During the quarter ended March 31, 2022, the Company issued 430,339 shares of common stock vesting over periods ranging from 30 to 48 months with an aggregate fair value of $1,331,870 to certain employees as inducement and incentive grants. During the quarter ended June 30, 2022, the Company issued 15,559 shares of common stock vesting on September 30, 2022 with an aggregate fair value of $17,582 to certain non-employees in lieu of cash payment for services.

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

During the three months ended March 31, 2022, the Company issued 237,500 stock options (5,000 of which were forfeited during the three months ended June 30, 2022) vesting over four years to employees with an exercise price of $3.36 and an option for 12,500 shares to a non-employee with a strike price of $2.20 and a total expense of $325,336. In addition, 27,276 fully vested stock options were granted to six non-employee Board directors at an exercise price of $2.20 during the three months ended March 31, 2022. The aggregate fair value of the shares issued to the directors was $51,187. A total of 22,101 stock options were granted to two Advisory Board members at strike prices ranging from $1.80 to $1.82 vesting over periods up to one year during the three months ended June 30, 2022.

Stock-based Compensation Expense

Total stock-based compensation expense during the six months ended June 30, 2022, pertaining to awards under the 2017 Stock Incentive Plan and 2013 Long-Term Stock Incentive Plan amounted to $743,919

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a new five-year lease agreement in June 2020 for a new warehouse space located in Louisville, Kentucky. The monthly rent which commenced in September 2020 is $6,400 per month and increases approximately 3% annually thereafter. The ROU asset value-added because of this new lease agreement was $279,024. The Company’s ROU asset and lease liability accounts reflect the inclusion of this lease in the Company’s balance sheet as of June 30, 2022.

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

For the six months ended June 30, 2022, the total operating lease cost was $49,750 and is recorded in general and administrative expenses. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next four years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of June 30, 2022:

Year Ending December 31,
2022 (excluding the six months ended June 30, 2022)	$47,093
2023	89,724
2024	80,000
2025	54,400
Total future minimum lease payments	$271,217
Less imputed interest	(48,073)
Total present value of future minimum lease payments	$223,144

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of June 30, 2022
Operating lease right-of-use assets	$216,345

Other accrued expenses	$69,771
Other long-term liabilities	153,373
$223,144

As of June 30, 2022
Weighted Average Remaining Lease Term	2.99
Weighted Average Discount Rate	12.89%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the six months ended June 30, 2022 should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this “Form 10-Q”). This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions concerning future events and is subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform to these statements to actual results.

All share and price per share information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section has been adjusted to reflect our one-for-ten reverse stock split of our outstanding common stock, par value $0.0001 per share (the “Common Stock”), and Series C Redeemable Non-Convertible Voting Preferred Stock, par value $0.0001 per share (the “Series C Redeemable Preferred Stock”), which became effective on October 15, 2021. Expenses included in the results of operations for 2021 have been reclassified to conform to the 2022 presentation format.

Overview

LogicMark, Inc. provides PERS, health communications devices, and IoT technology that creates a connected care platform. The Company’s devices provide people with the ability to receive care at home and age independently and to check, manage and monitor a loved one’s health and safety remotely. The Company’s PERS devices incorporate two-way voice communication technology directly in the medical alert pendant providing life-saving technology at a consumer-friendly price point aimed at everyday consumers. The Company is focused on modernizing remote monitoring to help people stay safe and live independently longer. The PERS technologies are sold through dealers and distributors, as well as through the Veterans Health Administration (the “VA”). The Company enjoys a strong base of business with the VA and plans to expand to other government services after being awarded a five-year General Services Administration agreement in 2021.

Environmental, Social and Governance (“ESG”)

In June 2021, Chia-Lin Simmons was appointed Chief Executive Officer and a member of the Board of Directors and in March 2022 was appointed President. Ms. Simmons and the Board set out to recognize our ESG responsibilities and create the highest standards for both social and shareholder endeavors. We have structured our ESG efforts around three main themes:

Financial/Policy Reviews and Audits

To protect shareholder interest, the Company immediately set about remediating its potential delisting from the Nasdaq stock market. While the process extended over many months, compliance was successfully regained. Ongoing adherence to Nasdaq’s governance guidelines is required to remain listed and the Company is using its best efforts to do so.

Diversity and Equity

Making products that serve the neediest and most vulnerable is an example of how our social and shareholder responsibility goals align. The Company believes that its core business of providing PERS devices to veterans, the elderly, and our loved ones plays a vital role in making our world more equitable. We believe safety, security, and serving the desire to gracefully age at home are basic needs. Offering differing price points for our products, as well as eliminating ongoing monthly fees, also meets the needs of persons in varying socioeconomic situations.

More than 500,000 of our PERS devices have been deployed, the vast majority to U.S. veterans. Our staff has the privilege of serving as ambassadors in this marketplace, taking an average of 150 calls from veterans each day. Many of our employees work remotely and volunteerism is encouraged in the communities where we reside.

Our Chief Executive Officer has been a champion of diversity and inclusion throughout her career. In addition to hiring new key female and minority employees, we have added another female Board member to the team. We will also begin looking at Company diversity and inclusion practices and examining labor standards across our supplier base.

Operational Efficiency

Building a sustainable enterprise is a priority for the Company. As a result, we have closed offices to streamline operations and reduce cost. We have begun to reduce paper waste throughout the Company and are working toward a goal of decreasing the amount of marketing collateral and printed materials included with each device by 50%.

We expect to conduct an energy and resources evaluation to determine if increased efficiencies are possible. In addition, we are exploring new packaging and recycling programs for the Company and our customers. Expansion and improvement of domestic and international supply chain channels, and a CO2 offset program are all under review to ensure we meet customer demand and that suppliers adhere to recommended codes of conduct.

To fulfill our responsibilities and to discharge our duty, these guidelines are subject to modification as the Board of Directors deems appropriate and in the best interests of the Company and our shareholders or as required by applicable laws and regulations.

Results of Operations

Three and six months ended June 30, 2022, compared with the three and six months ended June 30, 2021.

Revenue, Cost of Revenue, and Gross Profit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$3,367,692	$2,782,575	$7,018,380	$5,221,256
Cost of Goods Sold	1,364,586	1,074,878	2,811,891	2,064,265
Gross Profit	$2,003,106	$1,707,697	$4,206,489	$3,156,991
Profit Margin	59%	61%	60%	60%

We experienced a 21% increase in revenue for the three months ended June 30, 2022 and a 34% increase in revenue for the six months ended June 30, 2022, compared to the same periods ended June 30, 2021. Such revenue increases were driven by improvements in sales to VA hospitals and clinics and from replacement sales of 4G Guardian Alert 911Plus devices to our out-of-warranty customers holding the 3G version of the same device. Due to the sunsetting of the 3G service by the nation’s cellular network providers, our customers’ 3G units no longer work in areas of the country not being supported by 3G service. The percentage increase in revenue for the quarter ended June 30, 2022 was lower than that in the previous quarter, as the replacement program was mostly completed by the quarter ended June 30, 2022.

Gross profit increased by 17% for the three months ended June 30, 2022 and by 33% for the six months ended June 30, 2022, compared to the same periods ended June 30, 2021. Gross profit margin decreased from 61% to 59% for the quarter ended June 30, 2022 and from remained constant at 60% for the six months ended June 30, 2022, compared to the same periods ended June 30, 2021. This decrease in profit margin for both the three and six month periods ended June 30, 2022, compared to the prior period last year was due to the shift in mix toward the lower margin Guardian Alert 911 Plus units and higher shipping costs.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Expenses	2022	2021	2022	2021
Direct operating cost	$336,544	$255,859	$810,987	$500,528
Selling and marketing	275,011	89,781	464,216	169,904
Research and development	204,592	279,450	467,077	593,344
General and administrative	2,115,700	1,078,258	4,451,647	2,457,327
Other expense	2,000	14,697	32,084	25,268
Depreciation and amortization	194,691	201,324	389,054	405,181
Total Expenses	$3,128,538	$1,919,369	$6,615,065	$4,151,552

Direct Operating Cost

Direct operating costs increased for each of the three and for the six months ended June 30, 2022, compared to the same periods last year as a result of increased warranty replacement costs. While the sunsetting of the 3G cellular network did not trigger a warranty claim as our products continued to work where 3G cell service was available, the Company made the business decision to replace all 3G products still under warranty with new 4G units at no cost to the customer.

Selling and Marketing

Expenditures in sales and marketing for each of the three and six months ended June 30, 2022 exceeded such expenditures for the same periods last year due to the addition of a senior sales leader and higher sales commissions paid on the increase in sales described above for such periods. Increased marketing costs in for the three and six month periods ended June 30, 2022 were due to the addition of a senior marketing leader and a marketing associate as well as the addition of investor relations, public relations, social media support organizations.

Research and Development

Research and development costs for each of the three and six month periods ended June 30, 2022 were less than such costs for the same periods last year. As we strive to accelerate the pace of new product development in future quarters, we expect to continue to see an increase in engineering costs devoted to new product development as compared to the previous year periods.

General and Administrative

Beginning in the first quarter of 2022, we added resources to our organization to drive revenue growth and new product development as well as accounting and finance infrastructure to ensure proper controls and processes were in place to safeguard the Company’s assets. As much as feasible, this is being accomplished with temporary, experienced fractional consultants to minimize permanent expense while also taking advantage of these consultants’ deep expertise and ability to execute quickly. Compared to the first quarter and first half of last year, general and administrative expenses increased due to higher director and officer insurance costs, higher consultant fees, increased spending in the accounting and finance area, higher costs related to being a public company, and a higher accrual rate for management incentives.

Other Income and Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other Income & Expenses	2022	2021	2022	2021
Interest Income/(Expense)	$13,159	$(389,541)	$13,159	$(1,250,789)
Forgiveness of Paycheck Protection Plan loan and accrued interest	-	45,466	-	349,176
Warrant modification expense	-	-	-	(2,881,729)
Total Expenses	$13,159	$(344,075)	$13,159	$(3,783,342)

Liquidity and Capital Resources

Sources of Liquidity

The Company generated a net loss of $1,112,273 and $2,395,417, respectively, for the three and six months ended June 30, 2022. As of June 30, 2022, the Company had unrestricted cash and stockholders’ equity of $11,144,085 and $24,761,528, respectively. On June 30, 2022, the Company had working capital of $11,208,250.

Given our cash position on June 30, 2022, and our projected cash flow from operations, we believe we will have sufficient capital to sustain operations for the next year. We may also raise funds through equity or debt offerings to accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Cash Flows

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees, and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms (net 30). During the six months ended June 30, 2022, net cash used in operating activities was $453,489. During the six months ended June 30, 2021, net cash used in operating activities was $1,773,223.

Cash Used in Investing Activities

During the six months ended June 30, 2022, we purchased $172,908 in equipment and invested $269,268 in product development. During the six months ended June 30, 2021, we did not use cash in investing activities.

Cash Provided by Financing Activities

	Six Months Ended
Cash flows from Financing Activities	2022	2021
Proceeds from sale of common stock and exercise of warrants	-	$6,670,011
Proceeds received in connection with issuance of preferred stock, net	-	4,000,003
Term loan repayment	-	(10,031,250)
Fees paid in connection with equity offerings	-	(10,030)
Preferred Stock Dividends	(150,000)	-
Net Cash (Used in) Provided by Financing Activities	$(150,000)	$628,734

During the three and six months ended June 30, 2022, we paid cash dividends of $75,000 and $150,000, respectively, to our holders of Series C Redeemable Preferred Stock.

During the six months ended June 30, 2022, there was no net cash provided by financing activities. During the six months ended June 30, 2021, net cash provided by financing activities totaled $628,734 and was primarily related to the $6,670,494 in proceeds received from the exercise of warrants into shares of common stock and from the issuance of $4,000,003 of shares of Series E preferred stock, all of which was partially offset by a total of $10,031,250 in term loan repayments and $10,030 in fees paid in connection with equity offerings.

COVID-19 Considerations on Our Business and Operations

Like many US-based businesses, the COVID-19 pandemic, and efforts to deal with it, began to impact our business in March 2020. Between April 2020 and January 2022, we experienced decreases in demand from certain key customers, primarily our VA clinics. As the adverse effects of the COVID-19 pandemic began to ease in February 2022, we have begun to experience an increase in sales.

Many of our products are sourced from Asia and, to date, we have been able to work around travel restrictions and supply chain constraints, by, as an example, air freighting certain hardware products to the United States rather than using cargo ship transportation. To date, we have also been able to continue to source certain integrated circuits from such region with only a minor increase in cost. We are concerned, however, about certain Asian governments’ policies of shutting down major cities and ports, which may impact our ability to source product and have it delivered to the United States. In addition, we are concerned about our ability to obtain certain integrated circuits in the future from such region at an economically reasonable price.

Impact of Inflation

We believe that our business was not materially impacted by inflationary pressures during 2021, but given inflationary trends seen so far in 2022, we believe we will face increased costs in operating, fulfillment, and overhead expenses during the remainder of 2022 and possibly onward. We plan to mitigate part of these increases through productivity and efficiency improvements, and cost reduction programs. We may also need to take price increases on our products.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2022, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2022. Management has not completed such evaluation but concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We noted the following deficiencies that we believe to be material weaknesses:

-	As of December 31, 2021, management had not completed an assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the first six months of 2022, its internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP.

-	After the end of 2021, the Company determined that the tax provision related to prior years, prepared by the Company’s tax advisors, was incorrect resulting in a non-cash adjustment to increase deferred tax liabilities and income tax expense in 2021.

-	The Company changed accounting software for one of its subsidiaries in 2021 and did not have proper controls in place to ensure the accounting data was transferred over completely and accurately. The migration error was discovered and corrected before the software conversion was completed.

-	Due to a limited number of accounting personnel, the Company has historically had difficulty accounting for complex transactions and has limited segregation of duties within the accounting department.

Additional time is required to complete our staffing, fully document our systems, implement control procedures, and test their operating effectiveness before we can conclude that we have fully remediated our material weaknesses. Management has planned an assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework along with a related evaluation of the company’s internal controls.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding risk factors that could affect our business, financial condition, and results of operations, see the information in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

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

LogicMark, Inc.

Date: August 12, 2022	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Duly Authorized Officer and
Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)