Form 10-Q
period 2022-09-30
LogicMark, Inc.
filed 2022-11-10
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2022, there were 9,608,937 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LogicMark, Inc.

Form 10-Q

Table of Contents

September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LogicMark, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$9,328,504	$12,044,415
Restricted cash	59,988	210,131
Accounts receivable, net	416,852	98,749
Inventory, net	1,077,160	1,237,280
Prepaid expenses and other current assets	889,413	849,190
Total Current Assets	11,771,917	14,439,765

Property and equipment:
Equipment	414,671	410,444
Furniture and fixtures	35,761	35,761
Website and other	259,646	9,427
	710,078	455,632
Accumulated depreciation	(463,376)	(455,632)
Property and equipment, net	246,702	-
Right-of-use assets, net	199,619	248,309
Product development costs	481,768	-
Goodwill	10,958,662	10,958,662
Other intangible assets, net of amortization of $4,710,437 and $4,127,920, respectively	3,900,138	4,476,647

Total Assets	$27,558,806	$30,123,383

Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,330,780	$492,431
Accrued expenses	1,049,754	849,285
Total Current Liabilities	2,380,534	1,341,716
Other long-term liabilities	331,351	385,196
Total Liabilities	2,711,885	1,726,912

Commitments and Contingencies (Note 8)

Series C Redeemable Preferred Stock
Series C redeemable preferred stock, par value $0.0001 per share: 2,000 shares designated; 200 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,807,300	1,807,300

Stockholders’ Equity
Preferred stock, par value $0.0001 per share: 10,000,000 shares authorized
Series F preferred stock, par value $0.0001 per share: 1,333,333 shares designated; 173,333 shares issued and outstanding as of September 30, 2022, aggregate liquidation preference of $520,000 as of September 30, 2022, and December 31, 2021	520,000	520,000
Common stock, par value $0.0001 per share: 100,000,000 shares authorized; 9,608,937 and 9,163,039 issued and outstanding as of September 30, 2022 and December 31, 2021	961	917
Additional paid-in capital	105,697,391	104,725,115
Accumulated deficit	(83,178,731)	(78,656,861)

Total Stockholders’ Equity	23,039,621	26,589,171

Total Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity	$27,558,806	$30,123,383

The accompanying notes are an integral part of these condensed financial statements

LogicMark, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021 (1)	2022	2021 (1)
Revenues	$2,751,570	$2,383,029	$9,769,951	$7,604,287
Costs of goods sold	1,047,204	1,255,445	3,860,176	3,319,710
Gross Profit	1,704,366	1,127,584	5,909,775	4,284,577

Operating Expenses
Direct operating cost	345,972	228,512	1,156,959	729,038
Selling and marketing	332,698	75,389	796,916	245,292
Research and development	374,842	136,891	841,917	730,236
General and administrative	2,575,105	969,264	7,025,674	3,426,596
Other expense	3,222	20,588	35,306	45,856
Depreciation and amortization	210,632	193,823	599,686	599,004

Total Operating Expenses	3,842,471	1,624,467	10,456,458	5,776,022

Operating Loss	(2,138,105)	(496,883)	(4,546,683)	(1,491,445)

Other Income and (Expense)
Interest income (expense)	44,587	(144,821)	57,747	(1,395,611)
Forgiveness of Paycheck Protection Program loan and accrued interest	-	-	-	349,176
Warrant modification expense	-	-	-	(2,881,729)
Total Other Income (Expense), Net	44,587	(144,821)	57,747	(3,928,164)

Loss before Income Taxes	(2,093,518)	(641,704)	(4,488,936)	(5,419,609)
Income tax (expense) benefit	-	-	-	-
Net Loss	(2,093,518)	(641,704)	(4,488,936)	(5,419,609)
Preferred stock dividends	(81,790)	(82,301)	(257,934)	(2,253,102)
Net Loss Attributable to Common Stockholders	$(2,175,308)	$(724,005)	$(4,746,870)	$(7,672,711)

Net Loss Per Share - Basic and Diluted	$(0.23)	$(0.12)	$(0.50)	$(1.43)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	9,608,937	5,969,312	9,562,347	5,377,465

(1)	Expenses in 2021 have been reclassified to conform to the 2022 presentation format.

The accompanying notes are an integral part of these condensed financial statements

LogicMark, Inc.

CONDENSED STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2022
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2022	173,333	$520,000	9,608,937	$961	$105,318,990	$(81,078,423)	$24,761,528

Issuance of stock options for services	-	-	-	-	453,401	-	453,401

Shares issued as stock compensation	-	-	-	-	-	-	-

Series C Redeemable Preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Series F Preferred stock dividends	-	-	-	-	-	(6,790)	(6,790)

Net loss	-	-	-	-	-	(2,093,518)	(2,093,518)

Balance - September 30, 2022	173,333	$520,000	9,608,937	$961	$105,697,391	$(83,178,731)	$23,039,621

	Nine Months Ended September 30, 2022
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2022	173,333	$520,000	9,163,039	$917	$104,725,115	$(78,656,861)	$26,589,171

Issuance of stock options for services	-	-	-	-	669,015	-	669,015

Shares issued as stock compensation	-	-	445,898	44	528,261	-	528,305

Series C Redeemable Preferred stock dividends	-	-	-	-	(225,000)	-	(225,000)

Series F Preferred stock dividends	-	-	-	-	-	(32,934)	(32,934)

Net loss	-	-	-	-	-	(4,488,936)	(4,488,936)

Balance - September 30, 2022	173,333	$520,000	9,608,937	$961	$105,697,391	$(83,178,731)	$23,039,621

	Three Months Ended September 30, 2021
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2021	-	-	5,331,190	$533	$89,045,519	$(71,686,702)	$17,359,350

Issuance of stock options for services	-	-	-	-	40,000	-	40,000

Issuance of Series F Preferred stock, net	1,333,333	3,999,999	-	-	-	-	3,999,999

Conversion of Series F Preferred stock to common stock	(1,160,000)	(3,479,999)	656,604	66	3,479,933	-	-

Sale of common stock and warrants pursuant to a registration statement on Form S-1	-	-	2,788,750	279	11,834,443	-	11,834,722

Fees incurred in connection with equity offerings	-	-	-	-	(380,657)	-	(380,657)

Shares issued as stock compensation	-	-	50,000	5	287,995	-	288,000

Common Stock issued for dividends	-	-	3,695	-	19,584	(19,584)	-

Series C Redeemable Preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Series F Preferred stock dividends	-	-	-	-	-	(7,301)	(7,301)

Net loss	-	-	-	-	-	(641,704)	(641,704)

Balance - September 30, 2021	173,333	$520,000	8,830,239	$883	$104,251,817	$(72,355,291)	$32,417,409

LogicMark, Inc.

CONDENSED STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2021
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2021	-	-	4,061,997	$407	$74,586,801	$(65,427,998)	$9,159,210

Issuance of stock for services	-	-	-	-	120,000	-	120,000

Issuance of Series E Preferred stock, net	1,476,016	4,000,003	-	-	-	-	4,000,003

Conversion of Series E Preferred stock to common stock	(1,476,016)	(4,000,003)	295,203	29	3,999,974	-	-

Deemed dividend related to beneficial conversion feature of Series E preferred stock	-	-	-	-	1,480,801	(1,480,801)	-

Issuance of Series F Preferred stock, net	1,333,333	3,999,999	-	-	-	-	3,999,999

Conversion of Series F Preferred stock to common stock	(1,160,000)	(3,479,999)	656,604	66	3,479,933	-	-

Exercise of common stock purchase warrants on a cash basis	-	-	536,774	54	6,669,957	-	6,670,011

Exercise of common stock purchase warrants on a cashless basis	-	-	423,933	42	(42)	-	-

Warrant modification expense recorded in connection with the issuance of replacement warrants	-	-	-	-	2,881,729	-	2,881,729

Shares issued in connection with the management incentive plan for 2018 and 2019	-	-	13,283	1	80,455	-	80,456

Sale of common stock and warrants pursuant to a registration statement on Form S-1	-	-	2,788,750	279	11,834,443	-	11,834,722

Fees incurred in connection with equity offerings	-	-	-	-	(424,813)	-	(424,813)

Shares issued as stock compensation	-	-	50,000	5	287,995	-	288,000

Common Stock issued for dividends	-	-	3,695	-	19,584	(19,584)	-

Series C Redeemable Preferred stock dividends	-	-	-	-	(765,000)	-	(765,000)

Series F Preferred stock dividends	-	-	-	-	-	(7,299)	(7,299)

Net loss	-	-	-	-	-	(5,419,609)	(5,419,609)
Balance - September 30, 2021	173,333	$520,000	8,830,239	$883	$104,251,817	$(72,355,291)	$32,417,409

The accompanying notes are an integral part of these condensed financial statements

LogicMark, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(4,488,936)	$(5,419,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,171	29,208
Stock based compensation	1,197,320	288,000
Amortization of debt discount	-	137,855
Amortization of intangible assets	582,517	569,796
Amortization of deferred debt issuance costs	-	713,119
Non-cash charge for modification of warrant terms	-	2,881,729
Forgiveness of Paycheck Protection Plan loans and accrued interest	-	(349,176)
Changes in operating assets and liabilities:
Accounts receivable	(318,103)	66,671
Inventory	160,120	(145,538)
Prepaid expenses and other current assets	(40,223)	(314,563)
Accounts payable	817,094	(1,519,328)
Accrued expenses	162,380	(228,483)
Net Cash Used in Operating Activities	(1,910,660)	(3,290,319)

Cash flows from Investing Activities
Purchase of equipment and website development	(242,618)	-
Product development costs	(481,768)	-
Purchase of intangible assets	(6,008)	-
Net Cash Used in Investing Activities	(730,394)	-

Cash flows from Financing Activities
Proceeds from sale of common stock and warrants	-	11,834,722
Proceeds received in connection with issuance of Series E preferred stock, net	-	4,000,003
Proceeds received in connection with issuance of Series F preferred stock, net	-	3,999,999
Proceeds from exercise of common stock warrants	-	6,670,494
Term loan repayment	-	(11,095,877)
Fees paid in connection with equity offerings	-	(424,813)
Series C redeemable preferred stock dividends	(225,000)	-
Net Cash (Used in) Provided by Financing Activities	(225,000)	14,984,528
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(2,866,054)	11,694,209
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	12,254,546	4,537,546
Cash, Cash Equivalents and Restricted Cash - End of Period	$9,388,492	$16,231,755

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	-	1,395,611
Taxes	-	47,874
Non-cash investing and financing activities:
Accrued fees incurred in connection with equity offerings	-	-
Accrued Series C redeemable and Series F preferred stock dividends	32,934	266,907
Shares issued in connection with prior year accrual	-	80,456
Conversion of Series E preferred stock to common stock	-	4,000,003
Conversion of Series F preferred stock to common stock	-	3,479,999
Website development included in accounts payable	21,255	-

The accompanying notes are an integral part of these condensed financial statements

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

LogicMark, Inc. (“LogicMark” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. LogicMark provides personal emergency response systems (PERS), health communications devices, and Internet of Things (“IoT”) technology that creates a connected care platform. The Company’s devices give people the ability to receive care at home and the confidence to age independently. LogicMark revolutionized the PERS industry by incorporating two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a price point everyday consumers could afford. The PERS technologies are sold through dealers and distributors, as well as directly to the United States Veterans Health Administration.

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $4,546,683 and a net loss of $4,488,936 for the nine months ended September 30, 2022. As of September 30, 2022, the Company had cash and cash equivalents and stockholders’ equity of $9,328,504 and $23,039,621, respectively. As of September 30, 2022, the Company had working capital of $9,391,383 compared to working capital on December 31, 2021, of $13,098,049.

Given the Company’s cash position on September 30, 2022, and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing.

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations, financial position, stockholders’ equity, and cash flows. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 which was filed with the SEC on April 15, 2022.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. On September 30, 2022, and December 31, 2021, cash and cash equivalents totaled $9,328,504 and $12,044,415, respectively.

RESTRICTED CASH

On September 30, 2022, and December 31, 2021, the Company had restricted cash of $59,988 and $210,131, respectively. Restricted cash includes amounts held back by the Company’s third-party credit card processor for potential customer refunds, claims, and disputes and held as collateral for company credit cards.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents balances in large well-established financial institutions located in the United States. At times, the Company’s cash and cash equivalents balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. Cash equivalents amounted to $9,057,747 on September 30, 2022.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company’s revenues consist of product sales to either end customers or distributors. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payment terms are generally due Net-30 days after the invoice date. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates, or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customer accepts and has the legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board (FOB) shipping point, or (ii) when the product arrives at its destination. For the nine months ended September 30, 2022, and 2021, none of our sales were recognized over time.

SALES TO DISTRIBUTORS AND RESELLERS

Sales to certain distributors and resellers are made under terms allowing limited rights of return of the Company’s products held in their inventory or upon sale to their end customers. The Company maintains a reserve for unprocessed and estimated future price adjustments claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction in revenue with a corresponding reduction to cost of sales for the estimated cost of inventory that is expected to be returned. These reserves were not material on the Condensed Balance Sheets on September 30, 2022, and December 31, 2021.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in the cost of goods sold and were $94,080 and $467,293, respectively, for the three and nine months ended September 30, 2022, and $149,923, and $374,484, respectively, for the three and nine months ended September 30, 2021.

ACCOUNTS RECEIVABLE - NET

For the three and nine months ended September 30, 2022, and the year ended December 31, 2021, the Company’s revenues primarily included shipments of the LogicMark products. The terms and conditions of these sales provided certain customers with trade credit terms. In addition, these sales were made to the retailers with no rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable are stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable allowance for doubtful accounts as necessary whenever events or circumstances indicate the carrying value may not be recoverable. On September 30, 2022, and December 31, 2021, the Company had an allowance for doubtful accounts of $1,146 and $5,411, respectively.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary with estimated valuation reserves for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. The inventory is valued at the lower of cost or net realizable value with cost determined using the first-in, first-out method. As of September 30, 2022, inventory was comprised of $1,077,160 in finished goods on hand. As of December 31, 2021, inventory was comprised of $1,237,280 in finished goods on hand. The Company is required to prepay for certain inventory with certain vendors until credit terms can be established. As of September 30, 2022, and December 31, 2021, $670,221 and $559,938 respectively, of prepayments made for inventory are included in prepaid expenses and other current assets on the balance sheet.

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

Equipment	5 years
Furniture and fixtures	3 to 5 years
Website and other	3 years

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark, LLC and are included in other intangible assets in the Company’s balance sheet on September 30, 2022 and December 31, 2021.

On September 30, 2022, Other intangible assets, net of amortization, are comprised of patents of $1,793,889; trademarks of $867,559; and customer relationships of $1,238,690. On December 31, 2021, Other intangible assets are comprised of patents of $2,072,984; trademarks of $915,619; and customer relationships of $1,488,044. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks, and customer relationships are 11 years, 20 years, and 10 years, respectively. During the three and nine months ended September 30, 2022, the Company recorded amortization expense of $194,232 and $582,516, respectively. During the three and nine months ended September 30, 2021, the Company recorded amortization expense of $192,019 and $569,796, respectively.

As of September 30, 2022, total amortization expense estimated for the remainder of fiscal year 2022 is $194,241, and for each of the next five fiscal years, the total amortization expense is estimated to be as follows: 2023 - $776,964; 2024 - $776,964; 2025 - $776,964; 2026 - $602,648; 2027- $241,218; and later years - $531,139.

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

The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The debt discounts under these arrangements are amortized over the earlier of (i) the term of the related debt using the straight-line method which approximates the interest rate method or (ii) conversion of the debt. The amortization of debt discount is included as interest expense included in other income and expenses in the unaudited condensed statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not use derivatives to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Derivative financial instruments accounted for as liabilities are initially recorded at fair value and then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivatives, the Company uses the Black-Scholes or binomial option valuation model to value the derivatives at inception and on subsequent valuation dates. The Company accounts for conversion features that are embedded within the Company’s convertible notes payable that do not have fixed settlement provisions as a separate derivative. In addition, warrants issued by the Company that do not have fixed settlement provisions are also treated as derivatives. The classification of derivatives, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative could be required within 12 months of the unaudited condensed balance sheet date.

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

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE

Net loss attributable to common shareholders equals the Company’s net loss minus preferred stock dividends.

Basic net loss attributable to common shareholders per share (“Basic net loss per share”) was computed using the weighted average number of common shares outstanding. Diluted net loss applicable to common shareholders per share (“Diluted net loss per share”) includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 444,660 shares of common stock and warrants to purchase 4,295,380 shares of common stock as of September 30, 2022, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 40,858 shares of common stock and warrants to purchase 4,393,230 shares of common stock as of September 30, 2021, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT COSTS

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and hardware development firms. The Company expenses all research and development costs as incurred until technological feasibility has been established for the product. Once technological feasibility is established, development costs including software and hardware design are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. For the nine months ended September 30, 2022, the Company capitalized $481,768 of such product development costs. Amortization of these costs, which will be on a straight-line basis over three years, has not yet commenced.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting standards that have been issued or proposed by FASB (Financial Accounting Standards Board) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
Salaries, payroll taxes and vacation	$160,719	$54,229
Merchant card fees	17,018	17,853
Professional fees	197,825	104,500
Management incentives	420,350	285,000
Lease liability	71,101	64,346
Dividends – Series C and F Preferred Stock	53,524	94,933
Other	129,217	228,424
Totals	$1,049,754	$849,285

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

On the Closing Date, the Company received gross proceeds of approximately $12.5 million, before deducting underwriting discounts and commissions and estimated offering expenses. The Company has been using the net proceeds from the Offering primarily for new product development, marketing and working capital.

August 2021 Offering

On August 13, 2021, the Company entered into a securities purchase agreement with institutional accredited investors providing for an aggregate investment of $3,999,999 for the issuance by the Company of (i) 1,333,333 shares of Series F Convertible Preferred Stock, par value $0.0001 per share, of the Company (the Series F Preferred Stock) convertible into shares of common stock, par value $0.0001 per share, of the Company that is issuable upon conversion of shares of Series F Preferred Stock; (ii) warrants, with a term of five and a half years exercisable after February 16, 2022, to purchase an aggregate of up to 666,667 shares of Common Stock at an exercise price of $7.80 per share. The securities issued to the investors were exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder, based on representations made by the investors, their prior relationship with the Company, and the absence of any general solicitation. The Company used the net proceeds from this offering for working capital and liability reduction purposes. In the three months ended September 30, 2021, 1,160,000 shares of Series F preferred stock were converted into 656,604 shares of common stock. On October 15, 2021, after shareholder and Board approval of the reverse stock split, the exercise price for the Warrants was adjusted to $4.95 per share and was retroactively reported in accordance with ASC 260-10-55-12, Restatement of EPS Data. For the three months and nine months ended September 30, 2022, the Company recorded Series F Preferred Stock dividends of $6,790 and $32,934, respectively.

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

Series C Redeemable Preferred Stock

In May 2017, the Company authorized Series C Redeemable Preferred Stock. Holders of Series C Redeemable Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For the three and nine months ended September 30, 2022, the Company recorded Series C Redeemable Preferred Stock dividends of $75,000 and $225,000, respectively.

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

Redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given that the Series C Redeemable Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Redeemable Preferred Stock as temporary equity in the balance sheets on September 30, 2022, and December 31, 2021, until such time that events occur that indicate otherwise.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

Warrants

There was no warrant activity during the nine months ended September 30, 2022. The following table summarizes the Company’s warrants outstanding and exercisable on September 30, 2022, and December 31, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Outstanding and Exercisable at January 1, 2021	1,569,007	$13.30	4.10	$10,850,158
Issued	3,897,534	$5.26	4.77	-
Exercised	(1,002,307)	9.07	-	-
Cancelled	(168,854)	38.32	-	-
Outstanding and Exercisable at December 31, 2021	4,295,380	$6.02	4.59	-
Outstanding and Exercisable at September 30, 2022	4,295,380	$6.02	4.02	$0.00

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

During the quarter ended March 31, 2022, the Company issued 430,339 shares of common stock vesting over periods ranging from 30 to 48 months with an aggregate fair value of $1,331,870 to certain employees as inducement and incentive grants. During the quarter ended June 30, 2022, the Company issued 15,559 shares of common stock vesting on September 30, 2022 with an aggregate fair value of $17,582 to certain non-employees in lieu of cash payment for services. No shares were issued during the three months ended September 30, 2022.

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

During the three months ended March 31, 2022, the Company issued 237,500 stock options (5,000 of which were forfeited during the three months ended June 30, 2022) vesting over four years to employees with an exercise price of $3.36 and an option for 12,500 shares to a non-employee with a strike price of $2.20 and a total aggregate fair value of $743,310. In addition, 27,276 fully vested stock options were granted to six non-employee Board directors at an exercise price of $2.20 during the three months ended March 31, 2022. The aggregate fair value of the shares issued to the directors was $51,187. A total of 22,101 stock options were granted to two Advisory Board members at strike prices ranging from $1.80 to $1.82 vesting over periods up to one year during the three months ended June 30, 2022 and a total aggregate fair value of $34,203. During the three months ended September 30, 2022, the Company issued 22,500 stock options vesting over four years to employees with an exercise price of $1.09 and 10,900 stock options with 100% cliff vesting in one year to non-employees with a strike price of $1.09 and a total aggregate fair value of $54,233. In addition, 45,875 fully vested stock options were granted to five non-employee Board directors at an exercise price of $1.09 during the three months ended September 30, 2022. The aggregate fair value of the shares issued to the directors was $72,815.

Stock-based Compensation Expense

Total stock-based compensation expense during the nine months ended September 30, 2022, pertaining to awards under the 2017 Stock Incentive Plan and 2013 Long-Term Stock Incentive Plan amounted to $1,197,320.

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

COMMITMENTS

The Company leases office space and equipment, in the U.S., which is classified as operating leases expiring at various dates. The Company determines if an arrangement qualifies as a lease at the lease inception. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate lease, which is for office space and a fulfillment center, with a lease term of 5 years, expiring in August 2025. The Company also leases a copier with a lease term of 5 years, ending August 2023. The Company has elected to account for the lease and non-lease components (insurance and property taxes) as a single lease component for its real estate leases. Lease payments, which include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs over such amounts are expensed as incurred as variable lease costs.

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a new five-year lease agreement in June 2020 for a new warehouse space located in Louisville, Kentucky. The ROU asset value-added because of this new lease agreement was $279,024. The Company’s ROU asset and lease liability accounts reflect the inclusion of this lease in the Company’s balance sheet as of September 30, 2022. The current monthly rent of $6,400 commenced in September 2022 and increases approximately 3% annually thereafter.

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

For the nine months ended September 30, 2022, the total operating lease cost was $75,761 of which $58,613 is recorded in direct operating costs and $17,148 is recorded in general and administrative expenses. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next four years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of September 30, 2022:

Year Ending December 31,
2022 (excluding the nine months ended September 30, 2022)	$23,746
2023	89,724
2024	80,000
2025	54,400
Total future minimum lease payments	$247,870
Less imputed interest	(41,051)
Total present value of future minimum lease payments	$206,819

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of September 30, 2022
Operating lease right-of-use assets	$199,619

Other accrued expenses	$71,101
Other long-term liabilities	135,718
$206,819

As of September 30, 2022
Weighted Average Remaining Lease Term	2.76
Weighted Average Discount Rate	12.90%

NOTE 9 - SUBSEQUENT EVENT

Nasdaq Notification

On October 31, 2022, the Company received a written notification (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), because the closing bid price of the Common Stock was below $1.00 per share for the previous thirty (30) consecutive business days. The Notice has no immediate effect on the listing of the Common Stock, which will continue to trade uninterrupted on the Nasdaq Capital Market under the ticker “LGMK”.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted 180 calendar days from the date of the Notice, or until April 29, 2023 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. If at any time during the Compliance Period, the bid price of the Common Stock closes at or above $1.00 per share for a minimum of ten (10) consecutive business days, Nasdaq will provide the Company with written confirmation of compliance with the Minimum Bid Price Requirement and the matter will be closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2022 should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this “Form 10-Q”). This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions concerning future events and is subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform to these statements to actual results.

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

Overview

LogicMark, Inc. provides PERS, health communications devices, and IoT technology that creates a connected care solutions platform. The Company’s devices provide people with the ability to receive care at home and age independently and to check, manage and monitor a loved one’s health and safety remotely. The Company’s PERS devices incorporate two-way voice communication technology directly in the medical alert pendant providing life-saving technology at a consumer-friendly price point aimed at everyday consumers. The Company is focused on modernizing remote monitoring to help people stay safe and live independently longer. The PERS technologies are sold through dealers and distributors, as well as through the Veterans Health Administration (the “VA”). The Company enjoys a strong base of business with the VA and plans to expand to other government services after being awarded a five-year General Services Administration agreement in 2021.

Environmental, Social and Governance (“ESG”)

In June 2021, Chia-Lin Simmons was appointed Chief Executive Officer and a member of the Board of Directors and in March 2022 was appointed President. Ms. Simmons and the Board set out to recognize our ESG responsibilities and create the highest standards for both social and shareholder endeavors. We have structured our ESG efforts around two main themes:

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

More than 800,000 of our PERS devices have been deployed, the vast majority to U.S. veterans. Our staff has the privilege of serving as ambassadors in this marketplace, taking an average of 150 calls from veterans each day. Many of our employees work remotely and volunteerism is encouraged in the communities where we reside.

Our Chief Executive Officer has been a champion of diversity and inclusion throughout her career. In addition to hiring new key female and minority employees, we now have three female Board members on the team. We are continuing to look at Company diversity and inclusion practices and examining labor standards across our supplier base.

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

Results of Operations

Three and nine months ended September 30, 2022, compared with the three and nine months ended September 30, 2021.

Revenue, Cost of Revenue, and Gross Profit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$2,751,570	$2,383,029	$9,769,951	$7,604,287
Cost of Goods Sold	1,047,204	1,255,445	3,860,176	3,319,710
Gross Profit	$1,704,366	$1,127,584	$5,909,775	$4,284,577
Profit Margin	62%	47%	60%	56%

We experienced a 15% increase in revenue for the three months ended September 30, 2022 and a 28% increase in revenue for the nine months ended September 30, 2022, compared to the same periods ended September 30, 2021. Revenue increases were driven by improvements in sales to VA hospitals and clinics. The percentage increase in revenue for the quarter ended September 30, 2022 was lower than that in the previous quarters, as the 3G replacement program was mostly completed by the quarter ended June 30, 2022.

Gross profit increased by 51% for the three months ended September 30, 2022 and by 38% for the nine months ended September 30, 2022, compared to the same periods ended September 30, 2021. Gross profit margin increased from 47% to 62% for the quarter ended September 30, 2022 and from 56% to 60% for the nine months ended September 30, 2022, compared to the same periods ended September 30, 2021. In the quarter ended September 30, 2021 the Company recorded a $314,000 inventory obsolescence reserve. There was no inventory write down during the nine months ended September 30, 2022.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Expenses	2022	2021	2022	2021
Direct operating cost	$345,972	$228,512	$1,156,959	$729,038
Selling and marketing	332,698	75,389	796,916	245,292
Research and development	374,842	136,891	841,917	730,236
General and administrative	2,575,105	969,264	7,025,674	3,426,596
Other expense	3,222	20,588	35,306	45,856
Depreciation and amortization	210,632	193,823	599,686	599,004
Total Expenses	$3,842,471	$1,624,467	$10,456,458	$5,776,022

Direct Operating Cost

Direct operating costs increased for each of the three and for the nine months ended September 30, 2022, compared to the same periods last year as a result of higher sales and the initiation of online advertising to support the July 2022 launch of the Company’s new direct to consumer eCommerce Web site

Selling and Marketing

Expenditures in sales and marketing for each of the three and nine months ended September 30, 2022 exceeded such expenditures for the same periods last year due to the addition of a senior sales leader and higher sales commissions paid on the increase in sales described above for such periods. Increased marketing costs in for the three and nine month periods ended September 30, 2022 were due to the addition of a senior marketing leader and a marketing associate as well as the addition of investor relations, public relations, and social media support organizations.

Research and Development

Research and development costs for each of the three and nine month periods ended September 30, 2022 increased from the same periods last year due to our new product development activity. As we strive to accelerate the pace of new product development in future quarters, we expect to continue to see an increase in engineering costs devoted to new product development as compared to the previous year periods.

General and Administrative

Beginning in the first quarter of 2022, we added resources to our organization to drive revenue growth and new product development as well as accounting and finance infrastructure to ensure proper controls and processes were in place to safeguard the Company’s assets. As much as feasible, this is being accomplished with temporary, experienced fractional consultants to minimize permanent expense while also taking advantage of these consultants’ deep expertise and ability to execute quickly. Compared to the first quarter and first nine months of last year, general and administrative expenses increased due to higher D&O insurance costs, higher consultant fees, increased spending in the accounting and finance area, and higher legal and proxy solicitation costs related to the Company’s August annual general meeting.

Other Income and (Expense)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other Income and (Expense)	2022	2021	2022	2021
Interest Income (Expense)	$44,587	$(144,821)	$57,747	$(1,395,611)
Forgiveness of Paycheck Protection Plan loan and accrued interest	-	-	-	349,176
Warrant modification expense	-	-	-	(2,881,729)
Total Other Income (Expense)	$44,587	$(144,821)	$57,747	$(3,928,164)

Liquidity and Capital Resources

Sources of Liquidity

The Company generated a net loss of $2,093,518 and $4,488,936, respectively, for the three and nine months ended September 30, 2022. As of September 30, 2022, the Company had unrestricted cash and cash equivalents of $9,328,504. On September 30, 2022, the Company had working capital of $9,391,383.

Given our cash position on September 30, 2022, and our projected cash flow from operations, we believe we will have sufficient capital to sustain operations for the next year from this filing. In the future, we may also choose to raise funds through equity or debt offerings to accelerate the execution of our long-term strategic plan to develop and commercialize our new products or to change our supply chain strategies

Cash Flows

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees, and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms (net 30). During the nine months ended September 30, 2022, net cash used in operating activities was $1,910,660. During the nine months ended September 30, 2021, net cash used in operating activities was $3,290,319.

Cash Used in Investing Activities

During the nine months ended September 30, 2022, we purchased $242,618 in equipment and invested $481,768 in product development. During the nine months ended September 30, 2021, we did not use cash in investing activities.

Cash (Used in) Provided by Financing Activities

	Nine Months Ended
Cash flows from Financing Activities	2022	2021
Proceeds from sale of common stock and exercise of warrants	-	$11,834,722
Proceeds received in connection with issuance of Series E preferred stock, net	-	4,000,003
Proceeds received in connection with issuance of Series F preferred stock, net	-	3,999,999
Proceeds from exercise of common stock warrants	-	6,670,494
Term loan repayment	-	(11,095,877)
Fees paid in connection with equity offerings	-	(424,813)
Preferred Stock Dividends	(225,000)	-
Net Cash (Used in) Provided by Financing Activities	$(225,000)	$14,984,528

During the three and nine months ended September 30, 2022, we paid cash dividends of $75,000 and $225,000, respectively, to our holders of Series C Redeemable Preferred Stock.

During the nine months ended September 30, 2021, net cash provided by financing activities totaled $14,984,528 and was primarily related to the proceeds from the sale of common stock and warrants of $11,834,722, the $6,670,494 in proceeds received from the exercise of warrants into shares of common stock, proceeds of $4,000,003 from the issuance of Series E preferred stock, and the proceeds of $3,999,999 from the issuance of Series F preferred stock, all of which was partially offset by $11,095,877 in term loan repayments and $424,813 in fees paid in connection with equity offerings.

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

Many of our products are contract manufactured in Asia and, to date, we have been able to work around travel restrictions and supply chain constraints, by, as an example, air freighting certain hardware products to the United States rather than using cargo ship transportation. To date, we have also been able to continue to source certain integrated circuits from such region with only a minor increase in cost. We are concerned, however, about certain Asian governments’ policies of shutting down major cities and ports, which may impact our ability to source product and have it delivered to the United States. In addition, we are concerned about our ability to obtain certain integrated circuits in the future from such region at an economically reasonable price. We’re currently reviewing our supply chain strategies in light of the foregoing.

Impact of Inflation

We believe that our business was not materially impacted by inflationary pressures during 2021, but given inflationary trends seen so far in 2022, we believe we will face increased costs in operating, fulfillment, and overhead expenses during the remainder of 2022 and likely onward. We plan to mitigate part of these increases through productivity and efficiency improvements, and cost reduction programs. We will also increase prices on some of our products commencing on November 1, 2022.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2022, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2022. Management has not completed such evaluation but concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We noted the following deficiencies that we believe to be material weaknesses:

-	As of December 31, 2021, management had not completed an assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the first nine months of 2022, its internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP.

-	After the end of 2021, the Company determined that the tax provision related to prior years, prepared by the Company’s tax advisors, was incorrect resulting in a non-cash adjustment to increase deferred tax liabilities and income tax expense in 2021.

-	The Company changed accounting software for one of its subsidiaries in 2021 and did not have proper controls in place to ensure the accounting data was transferred over completely and accurately. The migration error was discovered and corrected before the software conversion was completed.

-	Due to a limited number of accounting personnel, the Company has historically had difficulty accounting for complex transactions and has limited segregation of duties within the accounting department.

Additional time is required to complete our staffing, fully document our systems, implement control procedures, and test their operating effectiveness before we can conclude that we have fully remediated our material weaknesses. Management is currently assessing the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework along with a related evaluation of the Company’s internal controls.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

LogicMark, Inc.

Date: November 10, 2022	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)