Form 10-K
period 2022-12-31
LogicMark, Inc.
filed 2023-03-30
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the second fiscal quarter, was approximately $9,760,996 based on 9,608,937 shares of our Common Stock outstanding on such date and a closing price of $1.09 per share. Shares of Common Stock held by each director, each officer and each person who owns 10% or more of the outstanding Common Stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 24,406,144 shares of its Common Stock outstanding as of March 28, 2023.

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

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results, see “Item 1A - Risk Factors” below. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

ii

PART I

Item 1. Business

LogicMark, Inc. (NASDAQ: LGMK) (“LogicMark”, the “Company”, “we”, “us” or “our”) provides personal emergency response systems (“PERS”), health communications devices, and Internet of Things (“IoT”) technology that creates a connected care platform. The Company’s devices provide people with the ability to receive care at home and age independently. The Company’s PERS devices incorporate two-way voice communication technology directly in the medical alert pendant and provide this life-saving technology at a customer-friendly price point aimed at everyday consumers. These PERS technologies are sold direct-to-consumer through the Company’s eCommerce website, through dealers and distributors, as well as through the United States Veterans Health Administration (the “VHA”).

The Company was awarded a contract by the U.S. General Services Administration that enables the Company to distribute its products to federal, state, and local governments (the “GSA Agreement”).

Overview

LogicMark builds technology to remotely check, manage and monitor a loved one’s health and safety. The Company is focused on modernizing remote monitoring to help people stay safe and live independently longer. We believe there are five trends driving the demand for better remote monitoring systems:

1.	The “Silver Tsunami”. With 10,000 Baby Boomers turning 65 daily in the U.S. every day, there will be more older adults than children under 18 for the first time in the near future. With 72 million “Baby Boomers” in the United States, they are not only the largest generation but the wealthiest. Unlike generations before them, Baby Boomers are reliant and comfortable with technology. Most of them expect to live independently in their current home or downsize to a smaller home as they get older.

2.	Shift to At-Home Care. As it stands, the current healthcare system is unprepared for the resource strain and is shifting much of the care elderly patients used to receive at a hospital or medical facility to the patient’s home. The rise of digital communication to support remote care exploded during the COVID-19 pandemic. The need for connected and remote monitoring devices is more necessary and in-demand than ever before.

3.	Rise of Data and IoT. Doctors and clinicians are asking patients to track more and more vital signs. Whether it’s how they’re reacting to medication or tracking blood sugar, patients and their caregivers are participating in their healthcare in unprecedented ways. Consumers are using data collected from connected devices like never before. This data can be used to prevent health emergencies as technology companies use machine learning (“ML”) / artificial intelligence (“AI”) to learn patient patterns and alert the patient and their care team of potential emergencies.

4.	Lack of Healthcare Workers. It’s estimated that 20% of healthcare workers have quit during the COVID-19 pandemic. Many healthcare workers who are currently working are suffering from burnout, exhaustion, and demoralization due to the COVID pandemic. There were not enough healthcare workers to support our entire population throughout the pandemic, let alone enough to support our elderly population. The responsibility of taking care of elderly family members is increasingly falling on the family, and they need help.

5.	Rise of the Care Economy. The term “Care Economy” refers to the money people contribute to care for people until the end of their lives; the Care Economy offsets the deficiencies within the healthcare system and the desire to age in place. There has been little innovation in the industry because the majority of PERS are operated by home security companies. It is not their main line of business, and they have little expertise in developing or launching machine-learning algorithms or artificial intelligence.

Together, we believe these trends have produced a large and growing market opportunity for LogicMark. The Company enjoys a strong base of business with the VHA and plans to expand to other government services after being awarded the five-year GSA Agreement in July 2021.

The PERS Opportunity

PERS, also known as a medical alert or medical alarm system, is designed to detect a threat that requires attention and then immediately contacts a trusted family member and/or the emergency medical workforce. Unlike conventional alarm systems which consist of a transmitter and are activated in the case of an emergency, PERS transmits signals to an alarm monitoring medical team, which then departs for the location where the alarm was activated. These types of medical alarms are traditionally utilized by the disabled, elderly or those living alone.

The PERS market is generally divided into direct-to-consumer and healthcare customer channels. With the advent of new technologies, demographic changes, and our five previously stated trends in healthcare, an expanded opportunity exists for LogicMark to provide at-home and on-the-go health and safety solutions to both customer channels.

For LogicMark, growing the healthcare opportunity relies on partnering with organizations such as government, Medicaid, hospitals, insurance companies, managed care organizations, affiliates, and dealers. Partners can provide leads at no cost for new and replacement customers, have significant buying power and can provide collaboration on product research and development.

Our longstanding partnership with the VHA is a good example. LogicMark has been selling PERS devices to the U.S. government for many years. The signing of the GSA Agreement in 2021 further strengthens our partnership with the government and expands our ability to capture new sales. We envision a focus on growing the healthcare channel during 2023 given lower acquisition costs and higher customer unit economics.

In addition to the healthcare channel, LogicMark also expects to grow sales volume through it’s direct-to-consumer channel. It is estimated that approximately 70% of PERS customers fall into the direct-to-consumer category. Family members regularly conduct research and purchase PERS devices for their loved ones through online websites. The Company expects traditionally higher customer acquisition costs to be balanced by higher sales growth and lower sales cycles with an online channel.

With the growth in IoT devices, data driven solutions using AI and ML are helping guide the growth of the PERS industry. In both the healthcare and direct-to-consumer channels, product offerings can include 24/7 emergency response, fall detection, activity monitoring, medication management, caregiver and patient portals, concierge services, telehealth, vitals monitoring, and customer dashboards. These product offerings are primarily delivered via mobile and home-base equipment. LogicMark will also pursue research and development partnerships to grow our product offering.

Our PERS Products

LogicMark produces a range of products within the PERS market as a result of the Company’s 2016 acquisition of LogicMark, LLC, the former wholly owned subsidiary of the Company and now a division of the Company. The Company has differentiated itself by offering “no monthly fee” products, which only require a one-time purchase expense, instead of a contract with recurring monthly charges.

The “no monthly fee” products contact family, friends or 911 directly, eliminating the recurring monthly fee from a monitoring center, making it one of the most cost-effective options on the market. LogicMark offers both traditional (i.e., landline), mPERS (i.e., cell-based), and Internet (i.e., Wi-Fi-based) solutions. Our no monthly fee products are sold primarily through the VHA.

PRODUCT	FEATURES
GUARDIAN ALERT 911 PLUS	● Two-way voice via pendant ● 911 direct dial ● No Wi-Fi or landline necessary ● 6–12 month rechargeable battery life ● No monthly fee or service agreement
FREEDOM ALERT	● Two-way voice via pendant ● Dial friends, family, and caregivers ● 911 forwarding ● Landline necessary ● 6–12 month battery standby ● No monthly fee or service arrangement
GUARDIAN ALERT 911	● Two-way voice via pendant ● 911 direct dial ● Landline necessary ● 6–9 month battery standby ● No monthly fee or service arrangement
FREEDOM ALERT PLUS

●     Two-way voice via pendant

●     Dial friends, family, and caregivers

●     911 forwarding

●     No landline necessary

●     Wi-Fi and broadband internet connection necessary

●     No monthly fee

●     Planned for launch in late second quarter of 2023

In the past, LogicMark has offered monitored products that were exclusively sold to consumers by monitored dealers and distributors. LogicMark sold its devices to the dealers and distributors, who in turn offered the monitoring component to their consumers as part of their product and service offerings. The dealer would own the device and then lease the PERS hardware to the consumer. The dealers would charge the consumers a monthly monitoring fee for the lease of the PERS equipment and associated monitoring service. These products were monitored by a third-party central station. During the first quarter of 2023, the Company began selling the LifeSentry Monitored PERS product direct-to-consumers through the Company’s website.

PRODUCT	FEATURES
LifeSentry	● Two-way voice via pendant ● Connects to central station ● Landline necessary ● Water resistant ● 6–12 month rechargeable battery life ● Monthly monitoring fee charged

Industry Competition

LogicMark is focused on expanding its market position through both the direct-to-consumer and healthcare channels. The Company enjoys a strong business relationship with the VHA, through which it serves veterans who suffer from chronic conditions that often require emergency assistance. We believe that this relationship, coupled with the GSA Agreement, gives LogicMark a solid foundation to grow its healthcare channel business.

As technology and innovation have improved, barriers to entry have been lowered in the PERS sector. This has resulted in a highly fragmented market with many competitors, mostly privately held, who are solely dedicated to providing PERS. Other competitors, many of which are divisions of large publicly traded companies, include PERS as one of several business lines. In these instances, their PERS divisions grow both organically and through acquisitions or roll ups of smaller, private PERS companies. Competition is also found from companies in the healthcare, telecommunications and home and commercial security sectors.

Competitors may have greater financial, technical, and personnel resources, broader distribution networks, a larger portfolio of intellectual property and customers. Success in acquiring new customers is dependent on a variety of factors, including brand and reputation, market visibility, service and product capabilities, quality, price, and the ability to identify and sell to prospective customers. Our approach is to grow our team and product capabilities as well as key partnerships. These steps are expected to help us benefit from the favorable trends and growing demand for PERS in the direct-to-consumer and healthcare channels.

Our Care Economy and Business Strategy

2022 was a rebuilding year for the Company after the COVID-19 restrictions in 2020 and 2021 led to VHA hospital and clinic closures and their refocus away from patient long-term care to dealing with the immediacy of COVID-19 infections. In 2021, the Company also underwent a change in management and conducted multiple financing offerings to prepare us to build for the future. In 2022, we continued our plan to establish a foundation for future growth by building a durable model, with a recurring revenue base to generate significant cash flow, and by developing innovative software and services solutions to expand into the broader Caring Economy. In 2023, we plan to continue investing in a number of new verticals, such as consumer, pro-care / healthcare and corporate benefits lines of business and intend to expand further into our established government business.

The number of Americans 65 and older make up more than 23% of the US population (over 80 million people) and more than 90% of those over 50 would like to age at home. We believe that our existing PERS and medical alert systems provide this “silver tsunami” of seniors seeking to continue living independently, stay safe, comfortable, and content in their own home, the ability to do so. Our customers’ increasingly mobile and active lifestyles have created new opportunities for us in the fast-growing market for self-monitored products and mobile technology. We plan to continue to grow our unmonitored PERS business, which for those who are on low or fixed income and/or require long charge devices, is potentially a life-saving product. However, we see strong opportunities to build and expand our business into monitored services. We plan to expand our cell-based (mPERS) product line to provide a multi-layer safety support using CPaaS, LogicMark’s Caring Platform as a Service, which allows us to integrate with various third-party connected and wearable devices so that we can serve our customers whether they are at home or on-the-go.

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

Our Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We currently rely and will continue to rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. Since the Company’s acquisition in 2016, we have filed thirty-two patent applications, twenty-one of which have been awarded to date.

We enter into confidentiality agreements with all our employees and consultants and maintain control over access to and distribution of our technology, software, and other proprietary information.

Government Regulations

In order to sell any products to the U.S. government, companies are required to obtain approval from the GSA and must obtain a GSA authorization number. The Company obtained GSA approval to sell its products to the federal government when it was awarded the five-year GSA Agreement in July 2021. Our U.S. government contracts are subject to a large number of federal regulations and oversight requirements. Compliance with the array of government regulations requires extensive record keeping and the maintenance of complex policies and procedures relating to all aspects of our business, as well as to work performed for us by any subcontractors. In addition, government contracts are subject to audits and oversight by government inspectors at various points in the contracting process.

In addition, our devices are required to meet Federal Communications Commission (“FCC”) approval, specifically relating to FCC Part 15 requirements for Class B digital devices. FCC Part 15 covers the regulations under which a device emits radio frequency energy by radiation, and the technical specifications, administrative requirements, and other conditions relating to the marketing of FCC Part 15 devices. The FCC’s definition of a Class B Digital Device is one which is marketed for use in a residential environment, and FCC Part 15 compliance means that our devices may not cause harmful interference, must accept interference from other devices, and all device changes must be approved by the manufacturer. All of our devices are FCC Part 15 compliant Class B digital devices. All of our devices are manufactured to never exceed FCC specific absorption rate (SAR) limitations for exposure to radio frequency emissions for body worn devices.

Corporate Information

History

We were incorporated in the State of Delaware on February 8, 2012. In July 2016, we acquired LogicMark, LLC, which operated as a wholly owned subsidiary of the Company until December 30, 2021, when it was merged into the Company (formerly known as Nxt-ID, Inc.) along with the Company’s other subsidiary, 3D-ID, LLC. Effective February 28, 2022, the Company changed its name from Nxt-ID, Inc. to LogicMark, Inc. The Company has realigned its business strategy with that of its former LogicMark, LLC operating division, managing contract manufacturing and distribution of non-monitored and monitored PERS sold through the VHA, direct-to-consumers, healthcare durable medical equipment dealers and distributors, and monitored security dealers and distributors.

Our principal executive office is located at 2801 Diode Lane, Louisville, KY 40299, and our telephone number is (502) 519-2419.

Our website address is www.logicmark.com. The information contained therein or connected thereto shall not be deemed to be a part of or incorporated into this Report.

Employees

As of March 28, 2023, we had a total of 25 full-time employees, two part-time employees and four long-term contractors. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified personnel. In addition, we have fractional independent contractors whose services we are using on an as-needed basis to assist us in all areas.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). Our filings with the SEC are available to the public through the SEC’s website at www.sec.gov.

You can find more information about us online at our investor relations website located at investors.logicmark.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after we electronically file such material with the SEC. The information posted on or accessible through our website is not incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this Report and elsewhere, and may adversely affect our business, financial condition, or operating results. If any of these risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. These risk factors should be carefully considered in evaluating our prospects.

Risks Relating to our Business

We are uncertain of our ability to generate sufficient revenue and profitability in the future.

We continue to develop and refine our business model, but we can provide no assurance that we will be able to generate a sufficient amount of revenue, from our business in order to achieve profitability. It is not possible for us to predict at this time the potential success of our business. The revenue and income potential of our proposed business and operations are currently unknown. If we cannot continue as a viable entity, you may lose some or all your investment in our Company.

The Company generated an operating loss of $6,906,492 and a net loss of $6,924,965 for the year ended December 31, 2022, compared to an operating loss of $7,547,456 and a net loss of $11,707,889 for the year ended December 31, 2021. As of December 31, 2022, the Company had cash and cash equivalents and stockholders’ equity of $6,977,114 and $20,980,019, respectively, compared to cash and stockholders’ equity of $12,044,415 and $26,589,171, respectively, as of December 31, 2021. As of December 31, 2022, the Company had working capital of $7,120,463, compared to working capital on December 31, 2021, of $13,098,049. We cannot provide any assurance that we will be able to raise additional cash from equity financings, secure debt financing, and/or generate revenue from the sales of our products. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

Significant disruptions of information technology systems or security breaches could materially adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our confidential information. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication, and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

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

As our products and services are complex and incorporate a variety of hardware, proprietary software and third-party software, such products or services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our products and services and new defects or disruptions may occur in the future. Such defects could also create vulnerabilities that could inadvertently permit access to protected customer data. However, any defect or disruption in our products or services in the future could materially affect our business, reputation, or financial results.

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

The COVID-19 outbreak in Hong Kong, and China’s policy of a full shutdown of the economy where COVID-19 struck, although since lifted, has led to both short-term and medium-term challenges to our supply chain, both in terms of cost and availability. If the outbreak persists or escalates, we may be subject to further negative impacts on our business operations and financial condition.

If we fail to keep pace with changing industry technology and consumer preferences, we will be at a competitive disadvantage.

The industry segments in which we are operating evolve rapidly and are characterized by continuous change, including rapid product evolution and rapidly changing industry standards and end-user/consumer preferences. In order to continue to compete effectively in these markets, we need to respond quickly to technological changes and to understand their impact on our customers’ preferences. It may take significant time and resources to respond to these technological changes. If we are unable to do so on a timely basis or within reasonable cost parameters, or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business may suffer. Moreover, developments by others may render our technologies and intended products non-competitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. If any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours. Any delay or failure in the introduction of new or enhanced products could have a material adverse effect on our business, results of operations and financial condition. Furthermore, our inability to keep pace with changing industry technology and consumer preferences may cause our inventory to become obsolete at a rate faster than anticipated, which may result in our taking goodwill impairment charges in past or future acquisitions that negatively impact our results of operations. We also may not achieve the benefits that we anticipate from any new system or technology and a failure to do so could result in higher than anticipated costs or could impair our operating results.

If we cannot obtain additional capital required to finance our research and development efforts and sales and marketing efforts, our business may suffer, and our security holders may lose the value of their investment in the Company.

We may require additional funds to further execute our business plan and expand our business. If we are unable to obtain additional capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. We will have ongoing capital needs as we expand our business. If we raise additional funds through the sale of equity or convertible securities, our securityholders’ ownership percentage of our Common Stock will be reduced. In addition, these transactions may dilute the value of our Common Stock. We may have to issue securities that have rights, preferences, and privileges senior to our Common Stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. There can be no assurance that we will be able to obtain the additional financing we may need to fund our business, or that such financing will be available on terms acceptable to us.

We face intense competition in our market, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

A number of other companies engage in the business of developing applications for PERS. The market for such products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our current competitors include both emerging and developmental stage companies as well as larger companies. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

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

Our success will be dependent in part on the design and development of new products. To develop new products and designs for our target markets, we must develop, gain access to, and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise. The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted on a timely basis, or at all, or that the potential products will achieve market acceptance. Our failure to develop, obtain necessary regulatory clearances or approvals for, or successfully market, potential new products could have a material adverse effect on our business, financial condition, and results of operations.

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

We also rely on other unpatented proprietary technology, trade secrets and know-how and no assurance can be given that others will not independently develop substantially equivalent proprietary technology, techniques or processes, that such technology or know-how will not be disclosed or that we can meaningfully protect our rights to such unpatented proprietary technology, trade secrets, or know-how. We require members of the Company’s board of directors (the “Board”), employees and contractors to sign non-disclosure agreements There can be no assurance that such non-disclosure agreements will provide adequate protection for our trade secrets or other proprietary know-how.

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

We may not have the resources to adequately defend any patent infringement litigation or proceedings. Any such litigation or proceedings, whether or not determined in our favor or settled by us, is costly and may divert the efforts and attention of our management and technical personnel. In addition, we may be required to obtain licenses to patents or proprietary rights from third parties. There can be no assurance that such licenses will be available on acceptable terms if at all. If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture, or sale of products requiring such licenses could be foreclosed. Accordingly, challenges to our intellectual property, whether or not ultimately successful, could have a material adverse effect on our business and results of operations.

Our future success depends on the continued service of management, engineering and sales and marketing personnel and our ability to identify, hire and retain additional personnel.

Our success depends, to a significant extent, upon the efforts and abilities of members of senior management. We have not entered into employment agreements with most of our key employees, which we believe presents a greater risk of losing some of these key employees than if we had employment agreements with them. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. There is intense competition for qualified employees in our industry, particularly for highly skilled design, applications, engineering, and salespeople. We may not be able to continue to attract and retain developers, managers, or other qualified personnel necessary for the development of our business or to replace qualified individuals who may leave us at any time in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management employees. If we lose the services of or fail to recruit engineers or other technical and management personnel, our business could be materially harmed.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual and current reports with the SEC with respect to our business and operating results. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly, and increases demand on our systems and resources.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results would be harmed. We may in the future discover areas of our internal controls that need improvement. For example, because of size and limited resources, our external auditors have determined that we lack the personnel and infrastructure necessary to properly carry out an independent audit function. Although we believe that we have adequate internal controls for a company with our size and resources, we are not certain that the measures that we have in place will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, would harm our operating results, or cause us to fail to meet our reporting obligations. Inferior internal controls would also cause investors to lose confidence in our reported financial information, which would have a negative effect on our company and the trading price of our Common Stock.

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

As of December 31, 2022, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting. See Item 9A of this Report for further discussion on our internal controls. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our Common Stock.

Due to recent disruption in the financial markets and global economic conditions, our business, liquidity and financial results could be materially adversely affected.

Recent disruption in the financial markets, particularly the volatility of the stock market and the scarcity of capital available to smaller businesses, could adversely affect us, primarily through limiting our access to capital and disrupting our clients’ businesses. In addition, continuation or worsening of general market conditions in economies important to our businesses may adversely affect our clients’ level of spending and ability to obtain financing, leading to us being unable to generate the levels of funding and sales that we require. Current and continued disruption of global economic conditions, including to the financial markets, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may seek or need to raise additional funds. Our ability to obtain financing for general corporate and commercial purposes or acquisitions depends on operating and financial performance and is also subject to prevailing economic conditions and to financial, business, and other factors beyond our control. We face the risk that we may not be able to access various capital sources, including investors, lenders, or suppliers. The global credit markets and the financial services industry continue to experience turmoil characterized by the bankruptcy, failure or sale of various businesses and institutions. As a result of such disruption, our ability to raise capital may be severely restricted and the cost of raising capital through such markets or privately may increase significantly at a time when we would like, or need, to do so. Failure to access the equity or credit markets from any of these sources could have a material adverse effect on our business, financial condition, results of operations, and prospects. Any of these events could have an impact on our flexibility to fund our business operations, make capital expenditures, pursue additional expansion, or acquisition opportunities, or make another discretionary use of cash and could adversely impact our financial results.

The uncertainty caused by the COVID-19 pandemic, inflation, the foreign and domestic government sanctions imposed on Russia as a result of its invasion of Ukraine, global supply chain disruptions have also caused greater volatility in the financial markets and the recent events involving the Federal Deposit Insurance Corporation’s (“FDIC”) decision to place Silicon Valley Bank (“SVB”) and Signature Bank into receivership. A change or disruption in the global financial markets for any reason, including the COVID-19 pandemic or other adverse public health developments, may cause consumers, businesses, and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products could decrease and differ materially from current expectations. Further, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us or possible insolvencies of our customers could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. While the FDIC took control of SVB on March 10, 2023 and Signature Bank on March 12, 2023, our cash was not held at such banks at such times and therefore we did not experience any specific risk of loss. The Federal Reserve also announced that affected account holders at such banks would be made whole. However, as the FDIC continues to address the situation with SVB, Signature Bank and other similarly situated banking institutions, the risk of loss in excess of insurance limitations has generally increased. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.

Risks Related to Our Products

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

We may face claims by third parties that our products or technology infringe their patents or other intellectual property rights in the future. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay damages. In addition, we may be required to re-engineer our products or seek to obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition, and results of operations.

Our products and technologies may not be accepted by the intended commercial consumers of our products, which could harm our future financial performance.

There can be no assurance that our PERS will achieve wide acceptance by commercial consumers of such healthcare products, and/or market acceptance generally. The degree of market acceptance for products and services based on our technology will also depend upon a number of factors, including the receipt and timing of regulatory approvals, if any, and the establishment and demonstration of the ability of our proposed device to provide the level of confidence and independence in an efficient manner and at a reasonable cost. Our failure to develop a commercial product to compete successfully with existing medical technologies could delay, limit, or prevent market acceptance. Moreover, the market for new PERS is largely undeveloped, and we believe that the overall demand for such response systems technology will depend significantly upon public perception of the need for such a level of assistance. There can be no assurance that the public will believe that our products are necessary or that the medical industry will actively pursue our technology as a means to solve such issues. Long-term market acceptance of our products and services will depend, in part, on the capabilities, operating features and price of our products and technologies as compared to those of other available products and services. As a result, there can be no assurance that currently available products, or products under development for commercialization, will be able to achieve market penetration, revenue growth or profitability.

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

We may fail to create new products, provide new services, and enter new markets, which would have an adverse effect on our operations, financial condition, and prospects.

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

Our products may contain defects for many reasons, including defective design or manufacture, defective material, or software interoperability issues. Products as complex as those we offer, frequently develop, or contain undetected defects or errors. Despite testing defects or errors may arise in our existing or new products, which could result in loss of revenue, market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation and increased service and maintenance cost. Defects or errors in our products and solutions might discourage customers from purchasing future products. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and we may be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial, and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customers, we may be required to incur substantial product recall, repair, and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.

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

The stock market in general, and the market for stocks of healthcare technology companies in particular, has been highly volatile. As a result, the market price of our Common Stock is likely to be volatile, and investors in our Common Stock may experience a decrease, which could be substantial, in the value of their shares of Common Stock or the loss of their entire investment for a number of reasons, including reasons unrelated to our operating performance or prospects. The market price of our Common Stock could be subject to wide fluctuations in response to a broad and diverse range of factors, including those described elsewhere in this Report, including this “Risk Factors” section, and the following:

●	recent price volatility and any known risks of investing in our Common Stock under these circumstances;

●	the market price of our Common Stock prior to the recent price volatility;

●	any recent change in financial condition or results of operations, such as in earnings, revenues or other measure of company value that is consistent with the recent change in the prices of our Common Stock; and

●	risk factors addressing the recent extreme volatility in stock price, the effects of a potential “short squeeze” due to a sudden increase in demand for our Common Stock as a result of current investor exuberance associated with healthcare or technology-related stocks, to the extent that the Company expects to conduct additional offerings in the future to fund its operations or provide liquidity, the dilutive impact of those offerings on investors that receive shares of our Common Stock in connection with those offerings at a significantly higher price.

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

The market price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

●	variations in our revenues and operating expenses;

●	actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our Common Stock, other comparable companies, or our industry generally;

●	market conditions in our industry, the industries of our customers and the economy as a whole;

●	actual or expected changes in our growth rates or our competitors’ growth rates;

●	developments in the financial markets and worldwide or regional economies;

●	announcements of innovations or new products or services by us or our competitors;

●	announcements by the government relating to regulations that govern our industry;

●	sales of our Common Stock or other securities by us or in the open market;

●	changes in the market valuations of other comparable companies; and

●	other events or factors, many of which are beyond our control, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of COVID-19, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

In addition, if the market for technology and/or healthcare stocks or the stock market in general experiences loss of investor confidence, the trading price of our Common Stock could decline for reasons unrelated to our business, financial condition, or operating results. The trading price of our Common Stock might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our Common Stock. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results, and financial condition.

We have been notified by The Nasdaq Stock Market LLC of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of The Nasdaq Stock Market LLC, our Common Stock could be delisted from the Nasdaq Capital Market.

Our Common Stock is currently listed on the Nasdaq Capital Market (“Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements.

On October 31, 2022, we received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying us that we were not in compliance with the minimum bid price requirement for continued listing on Nasdaq, as set forth under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), because the closing bid price of our Common Stock was below $1.00 per share for the previous thirty (30) consecutive business days. We were granted 180 calendar days, or until May 1, 2023, to regain compliance with the Minimum Bid Price Requirement. In the event we do not regain compliance with the Minimum Bid Price Requirement by May 1, 2023, we may be eligible for an additional 180-calendar day grace period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other listing standards for Nasdaq, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice to The Nasdaq Stock Market LLC of our intent to regain compliance with such requirement during such second compliance period. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted, The Nasdaq Stock Market LLC will provide notice that our Common Stock will be subject to delisting from Nasdaq. At that time, we may appeal The Nasdaq Stock Market LLC’s determination to a hearings panel. On March 7, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”) who approved, among other things, the ability of the board of director (the “Board”) to effect a reverse split of our outstanding common stock in the range of one-for-five to one-for-twenty for the sole purpose of regaining compliance with the Minimum Bid Price Requirement, and we filed a definitive proxy statement with the SEC on January 31, 2023 regarding the Special Meeting, as revised by the definitive revised materials filing made with the SEC on February 2, 2023.

There can be no assurances that we will be able to regain compliance with the Minimum Bid Price Requirement or if we do later regain compliance with the Minimum Bid Price Requirement, that we will be able to continue to comply with all applicable Nasdaq listing requirements now or in the future. If we are unable to maintain compliance with these Nasdaq requirements, our Common Stock will be delisted from Nasdaq.

In the event that our Common Stock is delisted from Nasdaq, as a result of our failure to comply with the Minimum Bid Price Requirement, or due to our failure to continue to comply with any other requirement for continued listing on Nasdaq, and is not eligible for listing on another exchange, trading in the shares of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

In the event that our Common Stock is delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in shares of our Common Stock because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of Common Stock have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our Common Stock, which could severely limit the market liquidity of such shares of Common Stock and impede their sale in the secondary market.

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

We expect that significant additional capital will be needed in the near future to continue our planned operations. Sales of a substantial number of shares of our Common Stock in the public market, or the perception that these sales might occur, could depress the market price of our Common Stock, and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Common Stock.

We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing securities that would dilute the ownership of the Common Stock. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our shares of Common Stock.

The issuance of material amounts of Common Stock by us would cause our existing stockholders to experience significant dilution in their investment in us. We have financed our operations, and we expect to continue to finance our operations, acquisitions, if any, and the development of strategic relationships by issuing equity and/or convertible securities, which could significantly reduce the percentage ownership of our existing stockholders. Further, any additional financing that we secure may require the granting of rights, preferences, or privileges senior to, or pari passu with, those of our Common Stock. Additionally, we may acquire other technologies or finance strategic alliances by issuing our equity or equity-linked securities, which may result in additional dilution. Any issuances by us of equity securities may be at or below the prevailing market price of our Common Stock and in any event may have a dilutive impact on the ownership interest of existing stockholders, which could cause the market price of our Common Stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of Common Stock. The holders of any securities or instruments that we may issue may have rights superior to the rights of our existing stockholders. If we experience dilution from issuance of additional securities and we grant superior rights to new securities over such stockholders, it may negatively impact the trading price of our shares of Common Stock. In addition, if we obtain additional financing involving the issuance of equity securities or securities convertible into equity securities, our existing stockholders’ investment would be further diluted. Such dilution could cause the market price of our Common Stock to decline, which could impair our ability to raise additional financing.

We do not anticipate paying dividends on our Common Stock in the foreseeable future; you should not invest in our shares of Common Stock if you expect dividends.

The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our Board may consider relevant. If we do not pay dividends, our shares of Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Additionally, the holder of our shares of Series C Non-Convertible Voting Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), is entitled to receive dividends pursuant to the Certificate of Designations, Preferences and Rights of the Series C Preferred Stock (the “Series C Certificate of Designations”). The Series C Certificate of Designations requires us to pay cash dividends on such shares on a quarterly and cumulative basis at a rate of five percent (5%) per annum commencing on the date of issuance of such shares, which rate increases to fifteen percent (15%) per annum in the event that the Company’s market capitalization is $50 million or greater for thirty consecutive days. We are currently obligated to declare and pay $75,000 in quarterly dividends on our shares of Series C Preferred Stock. The Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”) required us to pay dividends to the holder of our shares of Series F Preferred Stock at a rate of ten percent (10%) per annum commencing on the date of issuance of such shares, which were payable until the earlier of the date on which such shares were converted or twelve months from such date of issuance, as applicable. As of the date of this Report, we are no longer obligated to declare and pay dividends on outstanding shares of Series F Preferred Stock, as such shares were issued over twelve months prior to such date, and an aggregate of 541,779 shares of Common Stock were paid as dividends to the holder of such shares.

Subject to the payment of dividends on our shares of Series C Preferred Stock, we currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights; and provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board. Our Board is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying, or preventing a change in control of the Company. For example, it would be possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the Company. The Series C Preferred Stock currently ranks senior to the Common Stock and our Series F Preferred Stock, and any class or series of capital stock created after the Series C Preferred Stock and has a special preference upon the liquidation of the Company. The Series F Preferred Stock currently ranks senior to the Common Stock and any class or series of capital stock created after the Series F Preferred Stock and has a special preference upon the liquidation of the Company. For further information regarding our shares of (i) Series C Preferred Stock, please refer to the Certificate of Designation filed as an exhibit to, and the disclosure contained in, the Series C Certificate of Designations filed as an exhibit to, and the disclosure contained in, our Current Report on Form 8-K filed with the SEC on May 30, 2017 and (ii) Series F Preferred Stock, please refer to the Form of Series F Certificate of Designation filed as an exhibit to, and the disclosure contained in, our Current Report on Form 8-K filed with the SEC on August 17, 2021.

If and when a larger trading market for our Common Stock develops, the market price of our Common Stock is still likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares of Common Stock at or above the public offering price of the shares of Common Stock included in the Units in this offering.

The market price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

●	variations in our revenues and operating expenses;

●	actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our Common Stock, other comparable companies, or our industry generally;

●	market conditions in our industry, the industries of our customers and the economy as a whole;

●	actual or expected changes in our growth rates or our competitors’ growth rates;

●	developments in the financial markets and worldwide or regional economies;

●	announcements of innovations or new products or services by us or our competitors;

●	announcements by the government relating to regulations that govern our industry;

●	sales of our Common Stock or other securities by us or in the open market;

●	changes in the market valuations of other comparable companies; and

●	other events or factors, many of which are beyond our control, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of COVID-19, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our Common Stock could decline for reasons unrelated to our business, financial condition, or operating results. The trading price of our Common Stock might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our Common Stock and our other securities. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results, and financial condition.

We may acquire other technologies or finance strategic alliances by issuing our equity or equity-linked securities, which may result in additional dilution to our stockholders.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our Common Stock may depend in part on the research and reports that securities or industry analysts may publish about us or our business, our market, and our competitors. We do not have any control over such analysts. If one or more such analysts downgrade or publish a negative opinion of our Common Stock, our share price would likely decline. If analysts do not cover our Company or do not regularly publish reports on us, we may not be able to attain visibility in the financial markets, which could have a negative impact on our share price or trading volume.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our shares of Common Stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our shares of Common Stock, which may have the effect of reducing the level of trading activity in our Common Stock. As a result, fewer broker-dealers may be willing to make a market in our Common Stock, reducing a stockholder’s ability to resell shares of our Common Stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 2801 Diode Lane, Louisville, Kentucky 40299. On June 15, 2020, we entered into a new five-year and two-month lease agreement for office and warehouse space at the Louisville, Kentucky facility. The current monthly rent for the space is $6,400 and this lease agreement expires in August 2025.

Item 3. Legal Proceedings

From time to time, we may become subject to legal proceedings, claims, or litigation arising in the ordinary course of business. We are not presently a party to any action, suit, proceeding, inquiry or investigation before or by any court, public Board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company, threatened against or affecting the Company, that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on Nasdaq under the symbol “LGMK.”

As of March 28, 2023, there were approximately 90 holders of record of our Common Stock. This number does not include shares of Common Stock held by brokerage clearing houses, depositories, or others in unregistered form.

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

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

LogicMark, Inc. provides PERS, health communications devices, and IoT technology that creates a connected care platform. The Company’s devices provide people with the ability to receive care at home and age independently and to check, manage and monitor a loved one’s health and safety remotely. The Company’s PERS devices incorporate two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a consumer-friendly price point aimed at everyday consumers. The Company is focused on modernizing remote monitoring to help people stay safe and live independently longer. The PERS technologies are sold through dealers and distributors, the Company’s website (logicmark.com) as well as through the VHA. The Company enjoys a strong base of business with the VHA and plans to expand to other government services after being awarded the five-year GSA Agreement in 2021.

Recent Developments of the Company

Special Meeting of Stockholders

On March 7, 2023, the Company held the Special Meeting of its stockholders who approved, among other things, the ability of the Board to effect a reverse split of our outstanding common stock in the range of one-for-five to one-for-twenty for the sole purpose of regaining compliance with the Minimum Bid Price Requirement, and we filed a definitive proxy statement with the SEC on January 31, 2023 regarding the Special Meeting, as revised by the definitive revised materials filing made with the SEC on February 2, 2023.

January 2023 Offering

On January 25, 2023, the Company closed a firm commitment public offering (the “January Offering”) pursuant to which the Company issued (i) 10,585,000 units consisting of 10,585,000 shares of Common Stock and 10,585,000 common stock purchase warrants exercisable at $0.371 per share, subject to certain adjustments to purchase up to an aggregate of 15,877,500 shares of Common Stock and (ii) 3,440,000 pre-funded units of the Company consisting of 3,440,000 pre-funded common stock purchase warrants exercisable at $0.001 per share, subject to certain adjustments and 3,440,000 warrants to purchase up to an aggregate of 5,160,000 shares of Common Stock and (iii) 815,198 additional warrants to purchase up to 1,222,797 shares of Common Stock, which additional warrants were issued upon the partial exercise by the underwriters of their over-allotment option, pursuant to an underwriting agreement, dated as of January 23, 2023 between the Company and Maxim Group LLC, as representative of the underwriters. The January Offering resulted in gross proceeds to the Company of approximately $5.2 million, before deducting underwriting discounts and commissions of 7% of the gross proceeds (3.5% of the gross proceeds in the case of certain identified investors) and estimated January Offering expenses. Such securities were offered and sold pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-268688), which became effective on January 23, 2023. For further details regarding the January Offering, see the Current Report on Form 8-K filed by the Company with the SEC on January 26, 2023.

Fiscal Year 2022 Highlights

Name Change

Effective February 28, 2022, the Company changed its name to LogicMark, Inc. pursuant to an amendment to its Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 28, 2022.

Appointment of Directors

On February 21, 2022, the Board appointed Sherice R. Torres as a director, on March 15, 2022, the Board appointed John Pettitt as a director, and on May 17, 2022 the Board appointed Barbara Gutierrez as a director.

Results of Operations

Year ended December 31, 2022, compared with the year ended December 31, 2021.

Revenue, Cost of Goods Sold, and Gross Profit

	Twelve Months Ended
	December 31,
	2022	2021	$ Change	% Change
Revenue	$11,916,482	$10,022,115	$1,894,367	19%
Cost of Goods Sold	4,685,639	4,236,921	448,718	11%
Gross Profit	$7,230,843	$5,785,194	$2,343,085
Profit Margin	61%	58%

We experienced a 19% increase in revenue for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The primary driver of this increase was from sales from the VHA healthcare system, and replacement of existing customers 3G PERS units with 4G compatible units.

Gross profit margin for the year ended December 31, 2022, was 61%, up from 58% in the year ended December 31, 2021, as a result of drivers discussed above. Results from year 2021 included a write-down of obsolete inventory of $314,000 which was the primary driver of the year over year increase in margin.

Operating Expenses

	Twelve Months Ended
	December 31,
Operating Expenses	2022	2021	$ Change	% Change
Direct operating cost	$1,455,450	$970,003	$485,447	50%
Selling and marketing	1,200,300	321,577	878,723	273%
Research and development	1,241,265	932,602	308,663	33%
General and administrative	9,037,794	5,817,079	3,220,715	55%
Other expense (income)	374,389	(20,634)	395,023	-1914%
Goodwill impairment	-	4,521,000	(4,521,000)	-100%
Depreciation and amortization	828,137	791,023	37,114	5%
Total Expenses	$14,137,335	$13,332,650	$804,685

Direct Operating Cost

The $0.5 million increase in direct operating cost for the year ending December 31,2022 compared to December 31, 2021, was primarily driven by an increase in warranty claims of $0.3 million. Although we were not obligated to upgrade our customers with 3G PERS units to 4G compatibility, we chose to replace units still under warranty and to cover such replacement costs. In addition, higher merchant card fees, directly related to the year-over-year increase in revenues, contributed to the increase.

Selling and Marketing

The $0.9 million increase in selling and marketing expense for the year ended December 31, 2022, compared to December 31, 2021, was driven by additional sales personnel and their related expenses, the full year impact in 2022 of marketing service firms added in late 2021 to support such areas as public relations, investor relations, and social media support, and the initiation of web based advertising to support the launch of our new eCommerce platform.

Research and Development

The Company entered calendar year 2022 with no new products in the product pipeline and has been working diligently on developing new PERS hardware and software solutions for our customers. As a result, our research and development expense for the year ended December 31, 2022, compared to December 31, 2021, increased as we continued to focus on these development efforts.

General and Administrative

General and administrative costs increased $3.2 million for the year ended December 31, 2022, compared to the December 31, 2021, period. Beginning in late 2021 and throughout 2022, we added personnel to strengthen our administrative functions and improve processes and controls in the Company. This resulted in higher recruiting expense, salaries, taxes, benefits, and incentive compensation expense when comparing the year ended December 31, 2022, to the year ended December 31, 2021. In addition, we incurred greater legal and franchise tax expense in fiscal year 2022.

Goodwill Impairment

As of December 31, 2022, the Company determined that there were no indicators present to suggest that it was more likely than not that the fair value of goodwill was less than the carrying amount. The Company will continue to monitor its goodwill on an annual basis for indicators of impairment. Accordingly, there may be further impairments.

The Company performed a goodwill impairment analysis in 2021 and determined that the carrying value of its goodwill exceeded its fair value by approximately $4.5 million. As a result, the Company recorded a non-cash, impairment charge to write down goodwill by that same amount. Management believes the Company continues to have significant strategic value after the changes and financings in 2021, despite the write-off of goodwill caused by the current economic environment.

Other Income and Expense

	Twelve Months Ended
	December 31,
Other Income and (Expense)	2022	2021	$ Change	% Change
Interest income (expense)	$119,483	$(1,423,611)	$1,543,094	108%
Forgiveness of Paycheck Protection Plan loan and accrued interest	-	349,176	(349,176)	-100%
Warrant modification expense	-	(2,881,729)	2,881,729	100%
Total Other Income (Expense)	$119,483	$(3,956,164)	$4,075,647	103%

As of December 31, 2021, the Company had no term loan debt. During fiscal year 2022, the Company recorded $119,483 of interest income generated from its cash balances.

The interest expense for the year ended December 31, 2021, related to interest payments on the Company’s term loan facility that was paid in full in November 2021. In 2021, we also received full forgiveness of our Paycheck Protection Program (“PPP”) loan under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Finally, we recorded warrant modification expense in 2021 resulting from the issuance of replacement warrants that were exercised in January and February of 2021.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2022 totaled a tax expense of $0.1 million, or (2.02)% of the loss before income taxes, which differed from the tax benefit at the 21% statutory rate primarily due to changes in the valuation allowance. The provision for income taxes for the year ended December 31, 2021 totaled a tax expense of $0.2 million, or (1.77)% of the loss before income taxes, which differed from the tax benefit at the 21% statutory rate primarily due to changes in the valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

The Company generated an operating loss of $6.9 million and a net loss of $6.9 million for the year ended December 31, 2022. As of December 31, 2022, the Company had cash and cash equivalents of $7.0 million. At December 31, 2022, the Company had working capital of $7.1 million compared to working capital as of December 31, 2021, of $13.1 million. During the year ended December 31, 2021, the Company received net proceeds of $26.7 million from the issuance of Common Stock, warrants and preferred stock, and the exercise of Common Stock purchase warrants.

Given our cash position at December 31, 2022, the proceeds from our common stock and warrant issuance in January 2023, and our projected cash flow from operations, we believe we will have sufficient capital to sustain operations for the next year. We may also raise funds through equity or debt offerings to accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Cash Flows

Cash Used in Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $3.6 million. During the year ended December 31, 2021, net cash used in operating activities was $5.9 million. Our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms (net 30).

Cash Used in Investing Activities

During the year ended December 31, 2022, we invested $282,466 in equipment and web software site development and $1,025,691 in hardware and software product development. During the year ended December 31, 2021, we did not use cash in investing activities.

Cash (Used) Provided by Financing Activities

	Twelve Months Ended
Cash flows from Financing Activities	2022	2021
Proceeds from sale of common stock and exercise of warrants	$-	$11,834,722
Proceeds received in connection with issuance of Series E preferred stock, net	-	4,000,003
Proceeds received in connection with issuance of Series F preferred stock, net	-	3,999,999
Proceeds from exercise of common stock warrants	-	6,835,065
Term loan repayment and termination fee	-	(12,168,377)
Fees paid in connection with equity offerings	-	(570,492)
Preferred stock dividends	(300,000)	(300,000)
Net Cash (Used in) Provided by Financing Activities	$(300,000)	$13,630,920

During fiscal year 2022 and 2021, we paid Series C Preferred Stock dividends amounting to $300,000. During fiscal year 2021, we completed an offering of Series E Convertible Preferred Stock, par value $0.0001 per share, of the Company (the “Series E Preferred Stock”), an offering of Series F Preferred Stock, a registered public offering of common stock and warrants, and received proceeds from the exercise of common stock purchase warrants. Additionally, we paid back our term loan prior to its maturity date and were required to pay an exit fee of $1.1 million that was included in the initial agreement.

Financing Activities in 2021

September 2021 Offering

On September 15, 2021, the Company closed an underwritten public offering (the “September Offering”) pursuant to which the Company issued an aggregate of (i) 2,788,750 shares of Common Stock, including 363,750 shares of Common Stock issued upon the full exercise of the underwriters’ over- allotment option and (ii) accompanying warrants to purchase up to an aggregate of 2,788,750 shares of Common Stock, at an exercise price of $4.95 per share, subject to certain adjustments, including warrants issued upon the full exercise of the underwriter’s over-allotment option to purchase up to an additional 363,750 shares of Common Stock, at a combined public offering price of $4.50 per share and accompanying warrant. The September Offering resulted in gross proceeds, inclusive of proceeds from the full exercise of the over-allotment option, of approximately $12.5 million, before deducting underwriting discounts and commissions of 7% of the gross proceeds (or 3.5% of the gross proceeds in the case of certain identified investors) and estimated offering expenses.

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

February 2021 Offering

On February 2, 2021, the Company closed concurrent registered direct and private placement offerings (collectively, the “February Offering”) pursuant to a securities purchase agreement, dated as of January 29, 2021, in which the Company issued to certain institutional investors an aggregate of 1,476,016 shares of Series E Preferred Stock and Common Stock purchase warrants exercisable for an aggregate of 295,203 shares of Common Stock. Such warrants were exercisable at an exercise price of $12.30 per share, subject to customary adjustments thereunder, which were exercisable immediately upon issuance and had five-year terms. The February Offering resulted in gross proceeds to the Company of approximately $4 million, before deducting any offering expenses. The Company used the net proceeds from this offering for working capital and liability reduction purposes. In February 2021, 1,476,016 shares of Series E Preferred stock were converted into 295,203 shares of Common Stock. Also, in February 2021 the Company recorded a deemed dividend of $1,480,801 from the beneficial conversion feature associated with the issuance of the Series E Preferred stock and warrants.

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

Payroll Protection Plan (“PPP”)

On May 6, 2020, and May 8, 2020, we received loans from Bank of America, NA totaling $346,390, pursuant to the PPP under the CARES Act. Under the terms of the PPP, loans and accrued interest are forgivable after twenty-four weeks as long as we used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintain our payroll levels. As of December 31, 2021, we used the entirety of the loan proceeds for purposes consistent with the PPP.

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

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on conditions in the U.S. in general. During the year ended December 31, 2021, the impact of the COVID-19 pandemic significantly affected our results of operations as we experienced meaningful reductions in customer demand for our products and services. During this period, the Company continued to identify and assess risks and modify operating plans following guidance from national, state, and local governmental and health authorities. Although we continued to experience minimal supply chain disruption, customer demand was noticeably weaker. During this time period, we took several proactive measures to protect the Company’s balance sheet and strengthen its liquidity position, including making additional cost reductions through selected headcount reductions, discretionary spending reductions, corporate travel suspension, and service provider and other expense reductions.

In both the first and second quarter of 2022, we had to deal with cellular carriers sunsetting their support of 3G, making some of our products unusable. For affected customers whose 3G PERS units were still under warranty, the Company chose to provide a 4G replacement unit at no cost to the customer. Customers whose 3G PERS units were outside of warranty were sold a 4G replacement unit or in the case of veterans, obtained their replacement unit through the VHA.

In 2023, we intend to build a durable business model, a recurring revenue base to generate significant cash flow, to invest in efficient growth and to develop innovative software and services solutions to expand into the broader Caring Economy. We are investing in a number of new verticals in the consumer, pro-care/healthcare and corporate benefits lines of business and intend to expand further into our established government line of business.

We believe that our business has not been affected to a material degree by inflationary trends during the past two fiscal years. However, the recent spike in the domestic inflation rate may increase our cost of fulfilment in fiscal year 2023 through higher labor and shipping costs, as well as our operating and overhead expenses. Should inflation become a continuing factor in the worldwide economy, it may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. We have generally been able to maintain our profit margins through productivity and efficiency improvements, and cost reduction programs, avoiding the need to take price increases for many years, although it may be necessary to increase our prices in 2023.

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

Revenue Recognition

The Company’s revenues consist of product sales to either end customers or to distributors. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payment terms are generally due Net 30 days after the invoice date. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates, or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfilment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination. For the years ended December 31, 2022, and 2021, none of our sales were recognized over time.

Inventory

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company will adjust the carrying value of the inventory as necessary with the write-down for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. The inventory is valued at the lower of cost or net realizable value with cost determined using the first-in, first-out method.

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

Item 8. Financial Statements and Supplementary Data.

The Company’s financial statements, notes to the financial statements, and the reports of the Company’s independent registered public accounting firm required to be filed in response to this Item 8 begin on page F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2022. Management has not completed such evaluation under the 2013 COSO framework, but concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we had difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions.

As reported in our annual report on Form 10-K for the period ended December 31, 2021, the Company retained Mark Archer as our Interim Chief Financial Officer, subsequently appointed as Chief Financial Officer, who has over 40 years of financial and operational experience, including assignments in technology and consumer products companies and retained Armanino LLP, a resigned accounting firm, to function as our internal accounting department. In order to continue our remediation procedures to address our material weaknesses, during the year ended December 31, 2022, the Company retained a Corporate Controller with over 10 years of audit and accounting experience to assist in completing our remediation procedures for the material weaknesses identified.

Additional time is required to fully document our systems, implement control procedures, and test their operating effectiveness before we can conclude that we have fully remediated our material weaknesses.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as COSO. Management has not completed an evaluation under the criteria set forth in Internal Control-Integrated Framework, and as such our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2022, covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our executive officers and directors and their ages and positions are as follows:

			Date First Elected or
Name	Age	Position	Appointed
Chia-Lin Simmons	50	Chief Executive Officer and Director	June 14, 2021
Mark Archer	66	Chief Financial Officer	July 15, 2021
Robert A. Curtis, Pharm.D.	68	Director	July 25, 2018
Sherice. R Torres	48	Director	February 21, 2022
John Pettitt	60	Chairman of the Board	March 18, 2022
Barbara Gutierrez	60	Director	May 17, 2022

Chia-Lin Simmons, Chief Executive Officer, and Director

Chia-Lin Simmons has served as Chief Executive Officer and a director of the Company since June 14, 2021. From 2016 to June 2021, Ms. Simmons served as the CEO and co-founder of LookyLoo, Inc., an artificial intelligence social commerce company. Ms. Simmons currently also serves as a member of the Board of Directors for Servco Pacific Inc., a global automotive and consumer goods company with businesses in mobility, automotive distribution and sales, and entertainment, and for New Energy Nexus, an international organization that supports clean energy entrepreneurs with funds, accelerators, and networks. From 2014 to 2016, Ms. Simmons served as Head of Global Partner Marketing at Google Play, prior to which, between 2010 and 2014, she served as VP of Marketing & Content for Harman International. Ms. Simmons received her B.A. in Communications, Magna cum Laude, and Phi Beta Kappa, from the University of California, San Diego in 1995. She also received her M.B.A. from Cornell University in 2002, where she was a Park Leadership Fellow, and her J.D. from George Mason University in 2005, and is currently a licensed attorney in the State of New York. The Company believes that Ms. Simmons’ broad technology industry expertise, her experience in product development and launch, and her role as Chief Executive Officer give her the qualifications and skills to serve as a member of the Board.

Mark Archer, Chief Financial Officer

Mark Archer has served as permanent Chief Financial Officer of the Company since February 15, 2022, and previously served as our Interim Chief Financial Officer from July 15, 2021, to February 15, 2022. Mr. Archer also serves as a partner at FLG Partners, a Silicon Valley financial services and board advisory consultancy firm. Mr. Archer has over 40 years of financial and operational experience, including assignments in high growth technology and consumer products companies. Prior to joining FLG Partners in April 2021, from 2017 to 2020, Mr. Archer served as Executive Vice President and Chief Financial Officer of Saxco International LLC, a private equity owned middle market distributor of glass and other rigid packaging solutions to the wine, beer and spirits industries. From 2016 to 2018, Mr. Archer served as President and Chief Executive Officer of Swarm Technology LLC, a growth stage technology company selling hardware and software services based on Internet of Things architecture, to the agricultural industry. Mr. Archer received both his B.S. degree in Business Administration and an M.B.A. in Finance, both from the University of Southern California, where he was a Presidential Scholar.

Robert A. Curtis, Pharm.D., Director

Robert A. Curtis, Pharm.D., has served as a director of the Company since July 25, 2018. Dr. Curtis is a 35-year veteran in the biosciences industry. Since 2012, Dr. Curtis has served as a consultant to emerging technology companies in his role at Curtis Consulting & Communications, LLC. From 2014 to 2016, he served as the Executive Chairman and Director of the Trudeau Institute in Saranac Lake, New York and prior to that position, he was Chief Executive Officer (CEO) of the Regional Technology Development Corporation from 2007 to 2012, a non-profit organization in Woods Hole, Massachusetts, where he was responsible for identifying and commercializing technology from the Marine Biological Laboratory and the Woods Hole Oceanographic Institute. Prior to such roles, Dr. Curtis has been a founder and CEO of several companies, including HistoRx, Inc., a tissue proteomics company, Cape Aquaculture Technologies, Inc., which developed enhanced non-genetically modified fish, and Lion Pharmaceuticals/Phoenix Drug Discovery LLC, which developed and commercialized university-based technology from some of the leading biomedical institutions in the world. He assisted in the founding of Environmental Operating Solutions, Inc., which applied denitrification technology to wastewater, and which was sold in 2017. He was a co-founder of and CEO of CombiChem, Inc., which was sold to Dupont Pharmaceuticals, and served as founding President and CEO of MetaMorphix, Inc., a joint venture between Genetics Institute, Inc., and The Johns Hopkins School of Medicine. Prior to these entrepreneurial endeavors, Dr. Curtis held senior management positions at Pharmacopeia, Inc., Cambridge Neuroscience, Inc., and Pfizer, Inc. He also served as Assistant Professor of Pharmacy Practice at the University of Illinois Medical Center in Chicago. He currently serves on the Board or as an advisor to a number of private entrepreneurial companies and has served as judge for the annual MIT $100K Business Plan Entrepreneurial Award. He is Chairman of Fundraising for the Falmouth Commodores of the Cape Cod Baseball League. Dr. Curtis holds a BS in Pharmacy from the Massachusetts College of Pharmacy, a Pharm.D. from the University of Missouri, and an MBA from Columbia University.

Dr. Curtis’ significant experience in the biosciences, healthcare, and technology sector as well as his operational background gives him the qualifications and skills necessary to serve as a director of our Company.

Sherice R. Torres, Director

Sherice R. Torres has served as a director of the Company since February 21, 2022. Since January 24, 2022, Ms. Torres has served as Chief Marketing Officer for Circle Internet Financial, LLC (“Circle”). Prior to her executive leadership role with Circle, from November 2020 to January 2022, Ms. Torres served as the Chief Marketing Officer for Novi, a fintech division of Meta (formerly Facebook). In addition, Ms. Torres held several senior marketing roles at Google from August 2014 to October 2020, focusing on social responsibility, child, and family products, Google Pay and Google Shopping. From July 2000 to July 2014. Ms. Torres led teams at Nickelodeon focusing on consumer products, strategic planning, digital video, and paid apps. Ms. Torres also has served as a director of Advance Auto Parts since September 2021. Ms. Torres started her career in change management with Deloitte Consulting. Ms. Torres has nearly 30 years of marketing, brand management, strategic planning and change management for companies like Google and Meta. Ms. Torres is also a member of several non-profit organizations focusing on advancing professional opportunities for women and people of color. Ms. Torres has been recognized for her leadership and community service by several organizations, including the National Diversity Council, Black Enterprise Magazine, and Crain’s Business. Ms. Torres received an undergraduate degree from Harvard University and an MBA in Marketing & Strategic Planning from Stanford University. The Company believes that Ms. Torres is qualified to serve on the Board based on her experience serving on the Advance Auto Parts board and her deep experience in marketing and strategic planning at some of Silicon Valley’s premier technology companies.

John Pettitt, Director, and Chairman of the Board

John Pettitt has served as a director of the Company since March 18, 2022. Since October 2017, Mr. Pettitt has served as senior staff software engineer at Google LLC (“Google”), focusing on software development and software engineering management. Prior to his role at Google, Mr. Pettitt served as Chief Technology Officer at Relay Media Inc., a mobile content optimization company, where he focused on software development for digital media, from 2015 until it was acquired by Google in October 2017. Mr. Pettitt has 39 years of experience in communication and e-commerce. An internet pioneer since 1983, Mr. Pettitt has been a founder and Chief Technology Officer of multiple successful companies, including: Specialix PLC, a manufacturer of communications and networking hardware, which was acquired by Pearl Systems; software.net, the first internet app store and an e-commerce pioneer, currently known as Beyond.com, which became a publicly traded company and was later acquired by Digital River; CyberSource, a world-leading payments and fraud detection company, which became a publicly traded company and was later acquired by Visa; and Relay Media Inc. In addition, Mr. Pettitt has been awarded multiple foundational patents relating to e-commerce, fraud detection and content distribution and management. We believe that Mr. Pettitt brings a deep technical understanding of hardware and software, combined with a strong entrepreneurial track record, which background gives him the qualifications and skills necessary to serve as a director.

Barbara Gutierrez, Director

Barbara Gutierrez has served as a director of the Company since May 17, 2022. Ms. Gutierrez has directed and improved the financial operations of public, private equity, and privately held companies, with extensive experience with capital transactions like initial public offerings, capital raises, and merger and acquisition transactions. She currently serves as Chief Financial Officer of InnovAge Holding Corp. (Nasdaq: INNV) and has served as Chief Financial Officer and Chief People services Officer for Hero DVO, LLC and in senior leadership roles at Strad Energy Services, Jones Knowledge Group, PhyCor, and HealthOne. She has also served as a board member of Jones International University, Camp Fire Girls of Colorado (where she served as treasurer of the Board), and corporate secretary for Strad Energy Services, a TSX-traded company. Ms. Gutierrez is a graduate, magna cum laude, of the University of Denver, and is a certified public accountant and chartered global management accountant. Ms. Gutierrez is qualified to serve on the Board because she is an accomplished leader with more than 30 years of experience in executive and financial leadership roles with high growth, entrepreneurial companies in a range of industries.

Board Committees

Our Board has an audit committee (“Audit Committee”), a compensation committee (“Compensation Committee”) and a corporate governance and nomination committee (“Corporate Governance and Nomination Committee”). Each committee has a charter, which is available on our website at www.logicmark.com. Information contained on our website is not incorporated herein by reference. Each of the Board committees has the composition and responsibilities described below. As of March 28, 2023, the members of such committees are:

Audit Committee – Barbara Gutierrez*(1), Robert Curtis and John Pettitt

Compensation Committee – Sherice Torres*, Robert Curtis and John Pettitt

Corporate Governance and Nomination Committee – Robert Curtis*, Sherice Torres and Barbara Gutierrez

*	Indicates Committee Chair

(1)	Indicates Audit Committee Financial Expert

Audit Committee

We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Audit Committee are Barbara Gutierrez, Robert Curtis, and John Pettitt. Mr. Pettitt, Dr. Curtis, and Ms. Gutierrez are each “independent” within the meaning of Rule 10A-3 under the Exchange Act and the Listing Rules of The Nasdaq Stock Market LLC (the “Nasdaq Rules”). Our Board has determined that Ms. Gutierrez shall serve as the “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. In addition, Ms. Gutierrez serves as Chairperson of the Audit Committee.

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

In 2022, the Audit Committee held four (4) electronic or virtual meetings, at which all of the members of the then current Audit Committee were present.

The Audit Committee operates under a written charter adopted by our Board that satisfies the applicable standards of Nasdaq.

Compensation Committee

The members of our Compensation Committee are Robert Curtis, Sherice Torres, and John Pettitt. Mr. Pettitt, Dr. Curtis, and Ms. Torres are each “independent” within the meaning of the Nasdaq Rules. In addition, each member of the Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. The Compensation Committee assists the Board in the discharge of its responsibilities relating to the compensation of the members of the Board and our executive officers. Ms. Torres serves as Chairperson of the Compensation Committee.

The Compensation Committee’s compensation-related responsibilities include:

●	Assisting our Board in developing and evaluating potential candidates for executive positions and overseeing the development of executive succession plans;

●	Reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer;

●	Reviewing, approving, and recommending to our Board on an annual basis the evaluation process and compensation structure for our other executive officers;

●	Providing oversight of management’s decisions concerning the performance and compensation of other Company officers, employees, consultants, and advisors;

●	Reviewing our incentive compensation and other stock-based plans and recommending changes in such plans to our Board as needed, and exercising all the authority of our Board with respect to the administration of such plans;

●	Reviewing and recommending to our Board the compensation of independent directors, including incentive and equity-based compensation; and

●	Selecting, retaining, and terminating such compensation consultants, outside counsel and other advisors as it deems necessary or appropriate.

In 2022, the Compensation Committee held six (6) electronic or virtual meetings, at which all of the members of the then current Compensation Committee were present.

The Compensation Committee operates under a written charter adopted by our Board that satisfies the applicable standards of Nasdaq.

Corporate Governance and Nomination Committee

The members of the Corporate Governance and Nomination Committee are Robert Curtis, Sherice Torres, and Barbara Gutierrez. Dr. Curtis and Ms. Torres and Ms. Gutierrez are each “independent” within the meaning of the Nasdaq Rules. In addition, each member of the Corporate Governance and Nomination Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. One of the main purposes of the Corporate Governance and Nomination Committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. Dr. Curtis serves as Chairman of the Corporate Governance and Nomination Committee.

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

In 2022, the Corporate Governance and Nomination Committee held one (1) telephonic meeting, at which all of the members of the then current Corporate Governance and Nomination Committee were present.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our current directors or executive officers has, during the past ten years:

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	Been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as may be set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Family Relationships

There are no relationships between any of the officers or directors of the Company.

Director Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Code of Ethics

The Board has adopted a Code of Business Ethics and Conduct (the “Code of Conduct”) which constitutes a “code of ethics,” as defined by applicable SEC rules and a “code of conduct,” as defined by applicable rules of Nasdaq. We require all employees, directors, and officers, including our principal executive officer and principal financial officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer, and other finance department personnel with respect to full and accurate reporting. The Code of Conduct is available on our website at www.logicmark.com. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website. Information contained on or that may be obtained from our website is not and shall not be deemed to be a part of this Report.

Delinquent Section 16(a) Reports

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. Based solely upon a review of these reports filed electronically with the SEC and certain written representations provided to us by such persons, we believe that all reports required to be filed by our directors, executive officers and holders of more than 10% of our common stock pursuant to Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2022 were filed on a timely basis except for the following forms, due to a delay in obtaining a CIK for each such reporting person: one Form 3 filed by Mark Archer; one Form 3 filed by Barbara Gutierrez; and one Form 3 filed by John Pettitt.

Item 11. Executive Compensation.

The disclosure relating to the shares of Common Stock under this “Executive Compensation” section reflects the reverse stock split of the Common Stock that was effected by the Company on October 15, 2021.

Summary Compensation Table for Fiscal Years 2022 and 2021

The following table sets forth all plan and non-plan compensation for the last two fiscal years paid to individuals who served as the Company’s principal executive officers, as required by Item 402(m)(2) of Regulation S-K of the Securities Act. We refer to these individuals collectively as our “named executive officers.”

						Nonequity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(3)	($)	($)	($)	($)(4)	($)
Chia-Lin Simmons	2022	19,230	457,692	-	-	-	-	32,534	509,456
Chief Exectuive Officer (1)	2021	243,308	50,000	3,571,897	-	-	-	-	3,865,205
Mark Archer	2022	563,563	-	-	-	-	-	17,764	581,327
Chief Financial Officer (2)	2021	360,465	-	-	-	-	-	-	360,465

(1)	Ms. Simmons was appointed the Company’s Chief Executive Officer and member of the Board on June 14, 2021. Ms. Simmons was granted 266,560 shares of restricted Common Stock that vest over four years commencing October 15, 2021, with a quarter to vest on the anniversary of the grant, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company. Ms. Simmons was granted 204,145 shares of restricted Common Stock that vest over four years commencing January 3, 2022, with a quarter to vest on the anniversary of the grant, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company.

(2)	Mr. Archer was appointed the Company’s interim Chief Financial Officer on July 15, 2021, and was appointed the Company’s permanent Chief Financial Officer on February 15, 2022. Salary reflects compensation received by FLG Partners for Mr. Archer’s services along with his salary from the Company. Additional details regarding Mr. Archer’s compensation are summarized below under “Employment Agreements.” Mr. Archer was granted 129,384 shares of restricted Common Stock that vest over three years commencing on February 15, 2022, with a quarter to vest on July 15, 2022, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested, provided, however, that if Mr. Archer terminates or ceases to provide services during such three-month period, the portion of the shares that would otherwise vest at the end thereof will vest as of Mr. Archer’s termination or cessation of services.

(3)	Amounts reported in this column reflect the grant date fair value of the restricted stock award granted during the fiscal years ended December 31, 2022, and 2021, as computed in accordance with Financial Accounting Standards Board (“FASB”) ASC 718.

(4)	Other compensation includes primarily employer-paid health insurance.

Employment Agreements

Chia-Lin Simmons

On June 14, 2021, the Company entered into an employment agreement with Chia-Lin Simmons (the “Prior Agreement”), pursuant to which she was appointed our Chief Executive Officer and a member of the Board, effective June 14, 2021, in consideration for an annual cash salary of $450,000. The Prior Agreement provided for incentive bonuses as determined by the Board, a one-time sign-on bonus of $50,000, and employee benefits, including health and disability insurance, in accordance with the Company’s policies, and remains in effect until her employment with the Company is terminated.

Additionally, pursuant to the Prior Agreement and as a material inducement to her acceptance of employment with the Company, the Company offered Ms. Simmons a stock award of 266,560 shares of restricted Common Stock. Such stock award was approved by the Board’s compensation committee and the shares were issued in accordance with Nasdaq Listing Rule 5635(c)(4) outside of our 2013 Long-Term Stock Incentive Plan (“LTIP”) and our 2017 Stock Incentive Plan (“2017 SIP”), vesting over a four-year period commencing on October 15, 2021, with a quarter to vest on the anniversary of that date, and thereafter in quarterly amounts until such award has fully vested, so long as Ms. Simmons remains in the service of the Company.

On November 2, 2022, the Company executed an executive employment agreement (the “Simmons Agreement”) with Ms. Simmons, effective as of June 14, 2022, and which supersedes the Prior Agreement. The term of the Simmons Agreement commenced on June 14, 2022, and continues through and until August 31, 2025 (the “Term”), unless terminated on an earlier date pursuant to the terms set forth in the Simmons Agreement. Pursuant to the Simmons Agreement, Ms. Simmons will receive an annual base salary of $500,000 (the “Base Salary”) and will be eligible to receive an annual bonus as of such effective date (the “Annual Bonus”). The Annual Bonus will have a maximum amount of 100% of Ms. Simmons’ base salary and is contingent upon Ms. Simmons meeting certain annual goals (the “Annual Bonus Goals”) as approved by the Board. Following the close of each fiscal year, the Board’s compensation committee will determine the Annual Bonus within the guidance under the Annual Bonus Goals. The Simmons Agreement also provides that subject to the approval of the Board, Ms. Simmons will be granted restricted shares of Common Stock from time to time during the Term so that the aggregate number of such restricted shares of Common Stock held of record by Ms. Simmons at all times during the Term equals six percent (6%) of the Company’s aggregate issued and outstanding stock as of the applicable date of grant. The Simmons Agreement also provides for certain employee benefits, including health and disability insurance in accordance with the Company’s policies, an allowance up to $30,000 per year to be used for educational or coaching purposes and covers the cost to Ms. Simmons of her personal tax, financial planning, and wealth management services of up to $10,000 per year.

Pursuant to the Simmons Agreement, if the Board terminates Ms. Simmons’ employment with Cause (as defined in the Simmons Agreement), or she resigns from the Company without Good Reason (as defined in the Simmons Agreement), then the Company shall pay the Base Salary prorated through the date of termination, at the rate in effect at the time notice of termination is given, together with accrued but unused vacation pay. In addition, Ms. Simmons will retain all of the restricted shares of Common Stock granted pursuant to the Simmons Agreement that have vested as of the date of termination. The Board also may terminate Ms. Simmons without Cause upon sixty (60) days’ written notice. If Ms. Simmons terminates such employment with Good Reason, or such employment is terminated without Cause or due to Ms. Simmons’s death or disability, Ms. Simmons would be entitled to receive the greater of (i) the balance of Base Salary and benefits still owed, and (ii) salary continuation and COBRA coverage for twelve (12) months, and would also be entitled to the target Bonus (irrespective of Annual Bonus Goals) prorated up until the date of termination and accrued but unused vacation pay, payment of both of which will be made at the time of termination, and all unvested restricted shares of Common Stock granted pursuant to the Simmons Agreement will vest in full as of such date of termination.

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

Other Compensation

We provide standard health insurance benefits to our executive officers, as we do with all other eligible employees. We believe these benefits are consistent with the broad-based employee benefits provided at the companies with whom we compete for talent and therefore are important to attracting and retaining qualified employees. Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our named executive officers during the years ended December 31, 2022, and 2021. We do not have any pension, or profit-sharing programs for the benefit of our directors, officers, or other employees. The Board may recommend adoption of one or more such programs in the future.

We do sponsor a retirement plan intended to qualify for favorable tax treatment under Section 401(a) of the Internal Revenue Code, containing a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. Employees working 20 hours or more on a consistent weekly basis, and who are on our payroll and who have attained at least 18 years of age are generally eligible to participate in the plan on the first day of employment, contingent upon completion of certain onboarding tasks. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the Internal Revenue Code. Pre-tax contributions by participants and the income earned on those contributions are generally not taxable to participants until withdrawn. Participant contributions are held in trust as required by law. No minimum benefit is provided under the plan. An employee’s interest in his or her pre-tax deferrals is 100% vested when contributed. The plan provides for a discretionary employer matching contribution and a discretionary employer profit sharing contribution.

Outstanding Equity Awards at 2022 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by our named executive officers as of December 31, 2022. Each award to each named executive officer is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chia-Lin Simmons (1) (2)	-	-	-	-	-	319,690	2,746,822	-	-
Mark Archer (3)	-	-	-	-	-	87,334	244,536	-	-

(1)	Ms. Simmons was granted 266,560 shares of restricted Common Stock that vest over four years commencing on October 15, 2021, with a quarter to vest on the anniversary of the grant date, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for such quarter.

(2)	Ms. Simmons was granted 204,145 shares of restricted Common Stock that vest over four years commencing on January 3, 2022, with a quarter to vest on the anniversary of the grant date, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for such quarter.

(3)	Mr. Archer was granted 129,384 shares of restricted Common Stock that vest over three years commencing on February 15, 2022, with a quarter to vest on July 15, 2022, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested, provided, however, that if Mr. Archer terminates or ceases to provide services during such three-month period, the portion of the shares that would otherwise vest at the end thereof will vest as of Mr. Archer’s termination or cessation of services.

(4)	Amounts reflect the grant date fair value of such award granted, as computed in accordance with FASB ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

Director Compensation for Fiscal Year 2022

During the year ended December 31, 2022, each of our non-employee directors earned fees paid or to be paid in cash and stock options for serving on our Board. Such compensation was paid to each director in quarterly installments. The following table reflects all compensation awarded to and earned by the Company’s directors for the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Sherice Torres	57,250	-	33,100	-	-	2,840	93,190
John Pettitt	63,750	-	33,100	-	-	-	96,850
Barbara Gutierrez	48,750	-	24,569	-	-	2,688	76,007
Major General David R. Gust, USA, Ret.	15,000	-	8,531	-	-	1,748	25,279
Michael J. D’Almada- Remedios, PhD	13,667	-	8,531	-	-	3,799	25,997
Daniel P. Sharkey	25,000	-	23,094	-	-	431	48,525
Robert A. Curtis, Pharm.D.	57,250	-	33,100	-	-	-	90,350

(1)	The board directors each received stock options, which were exercisable for shares of Common Stock at an average price of approximately $1.30 per share.

(2)	The Company reimbursed board directors for travel-related expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 28, 2023, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding voting securities;

●	each of our named executive officers;

●	each of our directors; and

●	all our named executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable for shares of Common Stock, Series C Preferred Stock or Series F Preferred Stock within sixty (60) days of March 28, 2023. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the holders named in the table below have sole voting and investment power with respect to all shares of Common Stock, Series C Preferred Stock or Series F Preferred Stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our Common Stock, Series C Preferred Stock and Series F Preferred Stock held by each holder or group of holders named above, any shares of Common Stock, Series C Preferred Stock or Series F Preferred Stock that such holder or holders has the right to acquire within sixty (60) days of March 28, 2023 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other holder. The presentation of the shares of Common Stock, Series C Preferred Stock and Series F Preferred Stock on the following table reflects the Company’s reverse stock splits of its Common Stock and Series C Preferred Stock that were effected on October 15, 2021. The inclusion herein of any shares of Common Stock, Series C Preferred Stock or Series F Preferred Stock listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of each beneficial owner listed in the table below is c/o LogicMark, Inc., 2801 Diode Lane, Louisville, KY 40299.

	Shares Beneficially Owned
	Common Stock		Series C Preferred Stock		Series F Preferred Stock		% Total Voting
Name of Beneficial Owner	Shares	%(1)	Shares	%	Shares	%	Power(2)
Non-Director or Officer 5% Stockholders:
Anson Investments Master Fund LP(3)	2,389,941	9.26%	—	—	—	—	9.24%

Alpha Capital Anstalt(4)	2,502,752	9.99%	—	—	173,333	100%	9.99%

Giesecke & Devrient Mobile Security America, Inc.(5)	—	—	200	100%	—	—	*

Directors and Executive Officers:
Chia-Lin Simmons, Chief Executive Officer and Director(6)	470,705	1.93%	—	—	—	—	1.92%

Mark Archer, Chief Financial Officer(7)	129,384	*	—	—	—	—	*

Robert A. Curtis, Pharm.D. Director(8)	115,535	*	—	—	—	—	*

Sherice R. Torres, Director(9)	79,563	*	—	—	—	—	*

John Pettitt, Director(10)	79,563	*	—	—	—	—	*

Barbara Gutierrez, Director(11)	75,017	*	—	—	—	—	*

Directors and Executive Officers as a Group (7 persons)	949,767	3.84%	—	—	—	—	3.83%

*	Less than 1%

(1)	Based on 24,406,144 shares of Common Stock issued and outstanding as of March 28, 2023. Shares of Common Stock issuable pursuant to options, preferred stock or warrants currently exercisable or exercisable within sixty (60) days are considered outstanding for purposes of computing the percentage beneficial ownership of the holder of such options, preferred stock, or warrants; they are not considered outstanding for purposes of computing the percentage of any other stockholder.

(2)	Percentage of total voting power represents voting power with respect to all shares of Common Stock, Series C Preferred Stock and Series F Preferred Stock. The holders of our Common Stock and Series C Preferred Stock are entitled to one vote per share. The holders of our Series F Preferred Stock vote on an as-converted to Common Stock basis.

(3)	Beneficial ownership includes (i) 1,000,000 shares of Common Stock, (ii) 229,309 shares of common stock issuable upon exercise of such holder’s warrants, which are subject to 4.99% beneficial ownership limitations, and 1,160,632 shares of common stock issuable upon exercise of such holder’s warrants, which are subject to 9.99% beneficial ownership limitations, which warrants provide that a holder of such warrants will not have the right to exercise any portion thereof if the holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99%, as applicable, of the Common Stock outstanding, provided that upon at least 61 days’ prior notice to us, the holder may increase or decrease such limitation up to a maximum of 9.99% of the shares of Common Stock outstanding. Beneficial ownership excludes an aggregate of 1,851,038 shares of Common Stock issuable upon exercise of such holder’s warrants as a result of the triggering of the 4.99% beneficial ownership limitations in such applicable warrants. Anson Advisors Inc. (“AAI”) and Anson Funds Management LP (“AFM”, and together with AAI, “Anson”) are the co-investment advisers of Anson Investments Master Fund LP (“AIMF”). Anson holds voting and dispositive power over the securities held by AIMF. Bruce Winson is the managing member of Anson Management GP LLC, which is the general partner of AFM. Moez Kassam and Amin Nathoo are directors of AAI. Mr. Winson, Mr. Kassam and Mr. Nathoo each disclaim beneficial ownership of these securities except to the extent of their pecuniary interest therein. The principal business address of the AIMF is Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands.

(4)	Beneficial ownership includes an aggregate of 1,856,320 shares of Common Stock and an aggregate of 646,432 shares of Common Stock issuable in any combination upon exercise of all such holder’s warrants which provide that a holder of such warrants will not have the right to exercise or convert, as applicable any portion thereof if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the Common Stock outstanding, provided that upon at least 61 days’ prior notice to us, the holder may increase or decrease such limitation up to a maximum of 9.99% of the number of shares of Common Stock outstanding. Beneficial ownership excludes an aggregate of 1,454,817 shares of Common Stock issuable upon the exercise of such holder’s warrants as a result of the triggering of such 9.99% beneficial ownership limitations, and beneficial ownership also excludes an aggregate of 348,644 shares of Common Stock issuable upon exercise of warrants held by such holder and an aggregate of 115,556 shares of Common Stock issuable upon conversion of such holder’s 173,333 shares of Series F Preferred Stock, each of which provide that a holder of such warrants or shares of Series F Preferred Stock, respectively, will not have the right to exercise any portion thereof if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the Common Stock outstanding, provided that upon at least 61 days’ prior notice to us, the holder may increase or decrease such limitation up to a maximum of 9.99% of the number of shares of Common Stock outstanding. Konrad Ackermann has voting and investment control over the securities held by Capital Anstalt. The principal business address of Alpha Capital Anstalt is Altenbach 8 -9490 Vaduz, Principality of Liechtenstein.

(5)	Giesecke & Devrient Mobile Security America, Inc. (“G&D”) is the sole holder of our Series C Preferred Stock and thus has 100% of the voting power of our outstanding shares of Series C Preferred Stock, which have the same voting rights as our shares of Common Stock (one vote per share). The address for G&D is 45925 Horseshoe Drive, Dulles, VA 20166.

(6)	Represents (i) 266,560 shares of restricted stock granted outside the 2013 Long Term Incentive Plan (“2013 LTIP”) and the 2017 Stock Incentive Plan (“2017 SIP”), which vest over a period of 48 months, with one quarter on the anniversary of the grant and 1/36 each subsequent month until all shares have vested, so long as Ms. Simmons remains in the service of the Company and (ii) 204,145 shares of restricted stock granted under the 2013 LTIP, which shares vest over a period of three (3) years commencing on January 3, 2022, with 34,045 shares to vest on July 3, 2022, and thereafter, 17,010 shares to vest on the first day of each subsequent quarter until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for each such quarter.

(7)	Represents shares of restricted stock granted outside the 2013 LTIP and the 2017 SIP, which vest over a period of 48 months, with one quarter on the anniversary of the grant and 1/36 each subsequent month until all shares have vested, so long as Mr. Archer remains in the service of the Company. In addition, FLG Partners, LLC (“FLG Partners”), of which Mr. Archer is a partner, was granted 6,810 restricted shares of Common Stock. This grant will vest one quarter on July 15, 2022, with subsequent vesting at 6.25% for each three-month period thereafter. Mr. Archer disclaims beneficial ownership of such shares of Common Stock granted to FLG Partners.

(8)	Includes stock options exercisable for 97,065 shares of Common Stock at a weighted exercise price of $1.23 per share.

(9)	Consists of stock options exercisable for 79,563 shares of Common Stock at a weighted average exercise price of $0.50 per share.

(10)	Consists of stock options exercisable for 79,563 shares of Common Stock at a weighted average exercise price of $0.50 per share.

(11)	Consists of stock options exercisable for 75,017 shares of Common Stock at a weighted average exercise price of $0.40 per share.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	-	916,304
Equity compensation plans approved by security holders (2)	-	-	916,304
Equity compensation plans not approved by security holders	-	-	-
Total			1,832,608

(1)	Represents the shares of Common Stock authorized for issuance under the LTIP, which was approved by the Company’s stockholders on January 4, 2013. The maximum aggregate number of shares of Common Stock that may be issued under the LTIP, including stock options, stock awards, such as stock issued to our Board of directors for serving on our Board of directors, and stock appreciation rights, is limited to 10% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 916,304 shares of Common Stock for the fiscal year ending December 31, 2022.

(2)	Represents the shares of Common Stock authorized for issuance under the 2017 SIP, which was approved by the Company’s stockholders on August 24, 2017. The maximum aggregate number of shares of Common Stock that may be issued under the 2017 SIP (including shares underlying options) is limited to 10% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 916,304 shares of Common Stock for the fiscal year ending December 31, 2022.

(3)	As of December 31, 2022.

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

On January 8, 2021, the Company entered into a warrant amendment and exercise agreement (the “Amendment Agreement”) with AIMF with respect to a Common Stock purchase warrant, dated April 4, 2019, previously issued by the Company to AIMF (the “Original Warrant”). In consideration for each exercise of the Original Warrant that occurred within 45 calendar days of the date of the Amendment Agreement, in addition to the issuance of shares of Common Stock upon such exercise, the Company agreed to deliver to AIMF a new warrant to purchase a number of shares of Common Stock equal to the number of shares of Common Stock issued upon AIMF’s exercise of the Original Warrant, at an exercise price of $15.25 per share (the “New Warrant”). AIMF held an Original Warrant exercisable for up to 246,914 shares of Common Stock and fully exercised such warrant, resulting in aggregate proceeds to the Company of $3,765,432 the issuance of New Warrants exercisable for an equivalent number of shares of Common Stock.

On February 2, 2021, the Company closed concurrent registered direct and private placement offerings (collectively, the “February Offering”) pursuant to a securities purchase agreement, dated as of January 29, 2021, in which the Company issued to AIMF and Alpha an aggregate of 1,476,016 shares of Series E Preferred Stock and Common Stock purchase warrants exercisable for an aggregate of 295,203 shares of Common Stock. Such warrants were exercisable at an exercise price of $12.30 per share, subject to customary adjustments thereunder, which were exercisable immediately upon issuance and had five-year terms. The holders of such shares of Series E Preferred Stock had the right to vote with shares of Common Stock, on an as-converted to Common Stock basis, with respect to all matters on which the holders of Common Stock are entitled to vote, subject to any applicable beneficial ownership limitations. On August 16, 2021, the Company filed a certificate with the Secretary of State of the State of Delaware eliminating and cancelling all designations, rights, preferences and limitations of the Series E Preferred Stock, and all shares of Series E Preferred Stock resumed the status of authorized but unissued shares of preferred stock of the Company. The February Offering resulted in gross proceeds to the Company of approximately $4 million, before deducting any offering expenses, and such investors participated equally with respect to the consideration paid and the number of securities received pursuant to the February Offering.

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

On August 16, 2021, the Company closed a private placement offering on August 16, 2021 (the “August Offering”), which was conducted pursuant to a securities purchase agreement, dated as of August 13, 2021, whereby the Company issued to AIMF, Alpha and 3i, LP in a private placement offering (i) an aggregate of 1,333,333 shares of Series F Preferred Stock and (ii) warrants exercisable for up to 666,667 shares of Common Stock at an exercise price of $0.78 per share, subject to customary adjustments thereunder, which are exercisable six months from the date of issuance and have terms of five and a half years. In connection with the August Offering, AIMF received 666,666 shares of Series F Preferred Stock and warrants exercisable for up to 333,333 shares of Common Stock in consideration for approximately $2 million, each of Alpha and 3i, LP received approximately equivalent allocations of the remaining shares of Series F Preferred Stock and warrants issuable pursuant to such offering in consideration for approximately $1 million each. The holders of such shares of Series F Preferred Stock had the right to vote with shares of Common Stock, on an as-converted to Common Stock basis, with respect to all matters on which the holders of Common Stock are entitled to vote, subject to any applicable beneficial ownership limitations. The August Offering resulted in gross proceeds to the Company of approximately $4 million, before deducting any offering expenses.

On September 15, 2021, the Company closed an underwritten public offering (the “September Offering”) pursuant to which the Company issued an aggregate of (i) 2,788,750 shares of Common Stock, including 363,750 shares of Common Stock issued upon the full exercise of the underwriters’ over-allotment option and (ii) accompanying warrants to purchase up to an aggregate of 2,788,750 shares of Common Stock, at an exercise price of $4.95 per share, subject to certain adjustments, including warrants issued upon the full exercise of the underwriter’s over-allotment option to purchase up to an additional 363,750 shares of Common Stock, at a combined public offering price of $4.50 per share and accompanying warrant. The September Offering resulted in gross proceeds, inclusive of proceeds from the full exercise of the over-allotment option, of approximately $12.5 million, before deducting underwriting discounts and commissions of 7% of the gross proceeds (or 3.5% of the gross proceeds in the case of certain identified investors) and estimated offering expenses. The investors in the September Offering included, among others, AIMF, Alpha, 3i, LP and Armistice Capital Master Fund, Ltd., which had interests in such offering equal to approximately 30%, 17%, 8% and 16% respectively.

On January 25, 2023, the Company closed the January Offering pursuant to which the Company issued an aggregate of (i) 10,585,000 units consisting of 10,585,000 shares of Common Stock and 10,585,000 common stock purchase warrants exercisable at $0.371 per share, subject to certain adjustments, to purchase up to an aggregate of 15,877,500 shares of Common Stock, and (ii) 3,440,000 pre-funded units of the Company consisting of 3,440,000 pre-funded common stock purchase warrants exercisable at $0.001 per share, subject to certain adjustments and 3,440,000 warrants to purchase up to an aggregate of 5,160,000  shares of Common Stock and (iii) 815,198 additional warrants to purchase up to 1,222,797 shares of Common Stock, which option warrants were issued upon the partial exercise by the underwriters of their over-allotment option, pursuant to an underwriting agreement, dated as of January 23, 2023 between the Company and Maxim Group LLC, as representative of the underwriters. The January Offering resulted in gross proceeds to the Company of approximately $5.2 million, before deducting underwriting discounts and commissions of 7% of the gross proceeds (3.5% of the gross proceeds in the case of certain identified investors) and estimated January Offering expenses.

Director Independence

As the Company’s Common Stock is listed on Nasdaq, the Company’s determination of independence of its directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Nasdaq Rules. The Board determines whether directors have a direct or indirect material relationship with us. In making independence determinations for the Company’s directors, the Board observes criteria set forth by the Nasdaq Rules and reviews whether a director has a relationship with the Company that would impair such director’s independence. Based on this review, our Board has determined that Dr. Curtis, Mr. Pettitt, Ms. Torres, and Ms. Gutierrez currently qualify as independent directors under the Nasdaq Rules. Our Board has concluded that none of these directors possessed or currently possesses any relationship that could impair his, her or their judgment in connection with his, her or their duties and responsibilities as a director or that could otherwise be a direct or indirect material relationship under applicable Nasdaq Rules.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company has engaged BPM LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2022. The Company previously engaged Marcum LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2021. The aggregate audit fees billed by BPM LLP for professional services rendered for the review of our financial statements for the two quarters and the audit for the year ended December 31, 2022, were approximately $208,329. The aggregate audit fees billed by Marcum LLP for professional services rendered for the review of our financial statements for the three quarters and the audit for the year ended December 31, 2021, were approximately $277,218.

Audit Related Fees

The Company incurred additional fees of $39,900 and $72,089 rendered by BPM LLP and Marcum LLP, respectively for the S-1 and comfort letter for the year ended December 31, 2022. The Company incurred additional fees of $67,800 rendered by Marcum LLP for the S-1, S-3 and comfort letter for the year ended December 31, 2021.

Tax Fees

For the Company’s fiscal years ended December 31, 2022, and 2021, neither BPM LLP nor Marcum LLP provided any professional services for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2022, and 2021.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The chairperson of our Audit Committee has been delegated the authority by such committee to pre-approve interim services by the independent auditors other than the annual audit. The chairperson of our Audit Committee must report all such pre-approvals to the entire Audit Committee at the next committee meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

The audited balance sheets of the Company as of December 31, 2022, and December 31, 2021, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the reports of BPM LLP and Marcum LLP, independent registered public accounting firms, are filed herewith.

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

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of May 19, 2017, by and among the Company, Fit Merger Sub, Inc., Fit Pay, Inc. and Michael Orlando (3)
3.1(i)(a)	Certificate of Incorporation, as amended (1)
3.1(i)(b)	Certificate of Amendment to Certificate of Incorporation (2)
3.1(i)(c)	Certificate of Amendment to Certificate of Incorporation (19)
3.1(i)(d)	Certificate of Amendment to Certificate of Incorporation (20)
3.1(i)(e)	Certificate of Designations for Series C Non-Convertible Preferred Stock (3)
3.1(i)(f)	Certificate of Amendment to the Certificate of Designations of Series C Non-Convertible Voting Preferred Stock (19)
3.1(i)(g)	Form of Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (17)
3.1(ii)	By-laws (1)
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (22)
4.2	Form of Warrant for November 2017 Private Placement (4)
4.3	Form of Warrant to Sagard Credit Partners, LP (5)
4.4	Form of September 2018 New Warrant (7)
4.5	Form of Warrant Amendment and Exercise Agreement (7)
4.6	Form of Pre-Funded Warrant for July 2020 Private Placement (10)
4.7	Form of Registered Warrant for July 2020 Private Placement (10)
4.8	Form of Unregistered Warrant for July 2020 Private Placement (10)
4.9	Form of Registered Warrant for December 2020 Private Placement (8)
4.10	Form of Unregistered Warrant for December 2020 Private Placement (8)
4.11	Form of New Warrant (11)
4.12	Form of Series F Convertible Preferred Stock Certificate (22)
4.13	Form of Registered Warrant for February 2021 Private Placement (9)
4.14	Form of Unregistered Warrant for February 2021 Private Placement (9)
4.15	Form of Unregistered Warrant for August 2021 Private Placement (17)
4.16	Form of Warrant for September 2021 Public Offering (18)
4.17	Form of Warrant for January 2023 Public Offering (23)
4.18	Form of Pre-Funded Warrant for January 2023 Public Offering (23)
10.1†	2013 Long Term Incentive Plan (1)
10.2†	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.3†	2017 Stock Incentive Plan (6)
10.4	Form of Securities Purchase Agreement for July 2020 Offering (10)
10.5	Form of Securities Purchase Agreement for December 2020 Offering (8)
10.6	Form of Warrant Amendment and Exercise Agreement, dated January 8, 2021 (11)
10.7	Form of Securities Purchase Agreement for February 2021 Offering (9)
10.8	Form of Securities Purchase Agreement for August 2021 Private Placement (17)
10.9	Form of Voting Agreement by and between the Company and certain investors in the September 2021 Public Offering (18)
10.10	Lease Agreement, dated June 2, 2020, by and between LogicMark LLC and Moorman Properties, LLC (13)
10.11	Settlement Agreement, dated August 11, 2021, by and between the Company and Giesecke+Devrient Mobile Security America, Inc. (15)
10.12†	Employment Agreement, dated as of January 8, 2021, by and between the Company and Vincent S. Miceli (12)
10.13	Letter Agreement, effective as of August 1, 2021, by and between the Company and Vincent S. Miceli. (16)
10.14†	Employment Agreement, dated as of June 8, 2021, by and between the Company and Chia-Lin Simmons (14)
10.15†	Executive Employment Agreement, dated as of November 2, 2022, by and between the Company and Chia-Lin Simmons (21)
10.16	Agreement, dated as of July 15, 2021, by and between the Company and FLG Partners, LLC (16)

10.17	First Amendment to Agreement, dated as of February 15, 2022, by and between the Company and FLG Partners, LLC (22)
10.18	Form of Voting Agreement, dated January 25, 2023, by and between the Company and certain investors in the January 2023 Public Offering (23)
10.19	Form of Warrant Agency Agreement, dated January 25, 2023, by and between the Company and Nevada Agency and Transfer Company (23)
14.1*	Code of Ethics
23.1*	Consent of Marcum LLP
23.2*	Consent of BPM LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101).

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed or furnished herewith, as applicable.
†	Management contract or compensatory plan or arrangement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-186331) with the SEC on January 31, 2013.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 12, 2016.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 30, 2017.
(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 9, 2017.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 30, 2018.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-226116) with the SEC on July 10, 2018.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 20, 2018.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on December 18, 2020.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on February 1, 2021.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A with the SEC on July 13, 2020.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 8, 2021.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 14, 2021.
(13)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 15, 2021.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on June 17, 2021.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on August 13, 2021.
(16)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on August 16, 2021.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on August 17, 2021.
(18)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-259105) with the SEC on September 14, 2021.
(19)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on October 15, 2021.
(20)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on March 2, 2022.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 4, 2022.
(22)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 15, 2022.
(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 26, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LogicMark, Inc.

Date:	March 30, 2023	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Principal Executive Officer)

Date:	March 30, 2023	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 30, 2023	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Director

Date:	March 30, 2023	By:	/s/ Robert A. Curtis, Pharm D.
Robert A. Curtis, Pharm D.
Director

Date:	March 30, 2023	By:	/s/ Sherice R. Torres
Sherice R. Torres
Director

Date:	March 30, 2023	By:	/s/ John Pettitt
John Pettitt
Director

Date:	March 30, 2023	By:	/s/ Barbara Gutierrez
Barbara Gutierrez
Director

LogicMark, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

LogicMark, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of LogicMark, Inc. (the “Company”) as of December 31, 2022, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ BPM LLP

We have served as the Company's auditor since 2022.

Walnut Creek, California

March 30, 2023

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Costa Mesa, CA

April 15, 2022

LogicMark, Inc.

BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

	As of December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$6,977,114	$12,044,415
Restricted cash	59,988	210,131
Accounts receivable, net	402,595	98,749
Inventory	1,745,211	1,237,280
Prepaid expenses and other current assets	349,097	849,190
Total Current Assets	9,534,005	14,439,765

Property and equipment:
Equipment	416,889	406,365
Furniture and fixtures	35,761	35,761
Website and other	285,448	13,506
	738,098	455,632
Accumulated depreciation	(482,520)	(455,632)
Property and equipment, net	255,578	-
Right-of-use assets, net	182,363	248,309
Product development costs, net of amortization of $15,029	1,010,662	-
Goodwill	10,958,662	10,958,662
Other intangible assets, net of amortization of $4,710,437 and $4,127,920, respectively	3,699,854	4,476,647

Total Assets	$25,641,124	$30,123,383

Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$673,052	$492,431
Accrued expenses	1,740,490	849,285
Total Current Liabilities	2,413,542	1,341,716
Other long-term liabilities	440,263	385,196
Total Liabilities	2,853,805	1,726,912

Commitments and Contingencies (Note 12)

Series C Redeemable Preferred Stock
Series C redeemable preferred stock, par value $0.0001 per share: 2,000 shares designated; 200 shares issued and outstanding as of December 31, 2022, and December 31, 2021	1,807,300	1,807,300

Stockholders’ Equity
Preferred stock, par value $0.0001 per share: 10,000,000 shares authorized
Series F preferred stock, par value $0.0001 per share: 1,333,333 shares designated; 173,333 shares issued and outstanding as of December 31, 2022, aggregate liquidation preference of $520,000 as of December 31, 2022, and December 31, 2021	520,000	520,000
Common stock, par value $0.0001 per share: 100,000,000 shares authorized; 9,608,937 and 9,163,039 issued and outstanding as of December 31, 2022 and December 31, 2021	961	917
Additional paid-in capital	106,069,340	104,725,115
Accumulated deficit	(85,610,282)	(78,656,861)

Total Stockholders’ Equity	20,980,019	26,589,171

Total Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity	$25,641,124	$30,123,383

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the Years Ended December 31,
	2022	2021 (1)
Revenues	$11,916,482	$10,022,115
Costs of goods sold	4,685,639	4,236,921
Gross Profit	7,230,843	5,785,194

Operating Expenses
Direct operating cost	1,455,450	970,003
Selling and marketing	1,200,300	321,577
Research and development	1,241,265	932,602
General and administrative	9,037,794	5,817,079
Other expense	374,389	(20,634)
Goodwill impairment	-	4,521,000
Depreciation and amortization	828,137	791,023

Total Operating Expenses	14,137,335	13,332,650

Operating Loss	(6,906,492)	(7,547,456)

Other Income and (Expense)
Interest income (expense)	119,483	(1,423,611)
Forgiveness of Paycheck Protection Program loan and accrued interest	-	349,176
Warrant modification expense	-	(2,881,729)
Total Other Income (Expense), Net	119,483	(3,956,164)

Loss before Income Taxes	(6,787,009)	(11,503,620)
Income tax expense	(137,956)	(204,269)
Net Loss	(6,924,965)	(11,707,889)
Preferred stock dividends	(328,456)	(2,341,391)
Net Loss Attributable to Common Stockholders	$(7,253,421)	$(14,049,280)

Net Loss Per Share - Basic and Diluted	$(0.76)	$(2.23)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	9,574,090	6,307,907

(1)	Expenses in 2021 have been reclassified to conform to the 2022 presentation format. Refer to Note 3.

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2021			4,061,997	$407	$74,586,801	$(65,427,997)	$9,159,211

Issuance of stock for services			266,560	27	648,930		648,957

Issuance of Series E preferred stock, net	1,476,016	4,000,003					4,000,003

Conversion of Series E preferred stock to common stock	(1,476,016)	(4,000,003)	295,203	29	3,999,974		-

Deemed dividend related to beneficial conversion feature of Series E preferred stock					1,480,801	(1,480,801)	-

Issuance of Series F Preferred stock, net	1,333,333	3,999,999					3,999,999

Conversion of Series F preferred stock to common stock	(1,160,000)	(3,479,999)	656,604	66	3,479,933		-

Exercise of common stock purchase warrants on a cash			578,374	58	6,835,007		6,835,065

Exercise of common stock purchase warrants on a cashless basis			423,933	42	(42)		-

Warrant modification expense recorded in connection with the issuance of replacement warrants					2,881,729		2,881,729

Shares issued in connection with the management incentive plan for 2018 and 2019			13,283	1	80,455		80,456

Sale of common stock and warrants pursuant to a registration statement on Form S-1			2,788,750	279	11,834,443		11,834,722

Fees incurred in connection with equity offerings					(570,492)		(570,492)

Fractional shares issued in the 1-for-10 stock split			24,640	3	(3)		-

Shares issued as stock compensation			50,000	5	287,995		288,000

Common stock issued for dividends			3,695	0	19,584	(19,584)	-

Series F Preferred Stock Dividends						(20,590)	(20,590)

Net loss						(11,707,889)	(11,707,889)

Series C Preferred stock dividends					(840,000)		(840,000)

Balance - December 31, 2021	173,333	$520,000	9,163,039	$917	$104,725,115	($78,656,861)	$26,589,171

Issuance of stock options for services	-	-	-	-	384,116	-	384,116

Shares issued as stock compensation	-	-	445,898	44	1,260,109	-	1,260,153

Series C Redeemable Preferred stock dividends	-	-	-	-	(300,000)	-	(300,000)

Series F Preferred stock dividends	-	-	-	-	-	(28,456)	(28,456)

Net loss	-	-	-	-	-	(6,924,965)	(6,924,965)

Balance - December 31, 2022	173,333	$520,000	9,608,937	$961	$106,069,340	($85,610,282)	$20,980,019

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(6,924,965)	$(11,707,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,888	29,208
Stock based compensation	1,644,269	936,957
Amortization of debt discount	-	137,855
Amortization of intangible assets	776,793	761,815
Amortization of deferred debt issuance costs	-	713,119
Amortization of product development costs	15,029	-
Non-cash charge for modification of warrant terms	-	2,881,729
Goodwill impairment	-	4,521,000
Forgiveness of Paycheck Protection Plan loans and accrued interest	-	(349,176)
Deferred taxes	124,468	195,576
Changes in operating assets and liabilities:
Accounts receivable	(303,846)	34,970
Inventory	(507,931)	(469,929)
Prepaid expenses and other current assets	500,093	(393,638)
Accounts payable	180,621	(2,256,383)
Accrued expenses	859,294	(949,134)
Net Cash Used in Operating Activities	(3,609,287)	(5,913,920)

Cash flows from Investing Activities
Purchase of equipment and website development	(282,466)	-
Product development costs	(1,025,691)	-
Net Cash Used in Investing Activities	(1,308,157)	-

Cash flows from Financing Activities
Proceeds from sale of common stock and warrants	-	11,834,722
Proceeds received in connection with issuance of Series E preferred stock, net	-	4,000,003
Proceeds received in connection with issuance of Series F preferred stock, net	-	3,999,999
Proceeds from exercise of common stock warrants	-	6,835,065
Term loan repayment and termination fee	-	(12,168,377)
Fees paid in connection with equity offerings	-	(570,492)
Series C redeemable preferred stock dividends	(300,000)	(300,000)
Net Cash (Used in) Provided by Financing Activities	(300,000)	13,630,920
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(5,217,444)	7,717,000
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	12,254,546	4,537,546
Cash, Cash Equivalents and Restricted Cash - End of Year	$7,037,102	$12,254,546

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	-	$617,336
Taxes	-	$93,313
Non-cash investing and financing activities:
Accrued preferred stock dividends	$48,389	$94,933
Common stock issued in connection with management incentive plans	-	$80,456
Common stock issued for dividends	-	$19,584
Conversion of Series E preferred stock to common stock	-	$4,000,003
Conversion of Series F preferred stock to common stock	-	$3,479,999
Website development included in accounts payable	$18,494	-

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

LogicMark, Inc. (“LogicMark” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. LogicMark operates its business in one segment and provides personal emergency response systems (PERS), health communications devices, and Internet of Things technology that creates a connected care platform. The Company’s devices give people the ability to receive care at home and confidence to age independently. LogicMark revolutionized the PERS industry by incorporating two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a price point everyday consumers could afford. The PERS technologies are sold through dealers and distributors, as well as to the United States Veterans Health Administration.

The Company manufactures and distributes non-monitored and monitored personal emergency response systems sold through the United States Department of Veterans Affairs, healthcare durable medical equipment dealers and distributors and monitored security dealers and distributors. In 2022, the Company launched an e-commerce website.

On December 30, 2021, the Company’s two operating subsidiaries, LogicMark LLC and 3D-ID LLC, were merged into Nxt-ID, Inc. and the separate legal existences of LogicMark LLC and 3D-ID LLC ceased. On February 28, 2022, the name of the Company was changed to LogicMark, Inc.

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $6,906,492 and a net loss of $6,924,965 for the year ended December 31, 2022. As of December 31, 2022, the Company had cash and cash equivalents of $6,977,114. As of December 31, 2022, the Company had working capital of $7,120,463 compared to working capital as of December 31, 2021, of $13,098,049.

Given the Company’s cash position at December 31, 2022, and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing. The Company may also raise funds through equity or debt offerings to accelerate the execution of its long-term strategic plan to develop and commercialize its core products and to fulfill its product development commitments. As further described in Note 13, Subsequent Events, on January 25, 2023, the Company closed a firm commitment public offering that resulted in gross proceeds to the Company of approximately $5.2 million.

NOTE 3 - BASIS OF PRESENTATION

The financial statements are prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain prior year amounts have been reclassified for consistency with the current year’s presentation. These reclassifications had no effect on the reported results of operations.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which is fair value. At December 31, 2022, the Company had cash equivalents of $6,619,483 and no cash equivalents at December 31, 2021.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

Restricted cash includes amounts held back by the Company’s third-party credit card processor for potential customer refunds, claims and disputes and held as collateral for company credit cards. Restricted cash included in Cash, Cash Equivalents and Restricted Cash, as presented on the Statements of Cash Flows amounted to $59,988 and $210,131, respectively, at December 31, 2022, and 2021.

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

REVENUE RECOGNITION

The Company’s revenues consist of product sales to either end customers or to distributors. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payment terms are generally due Net 30 days after the invoice date. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates, or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination. For the years ended December 31, 2022, and 2021, none of our sales were recognized over time.

SALES TO DISTRIBUTORS AND RESELLERS

Sales to certain distributors and resellers are made under terms allowing limited rights of return of the Company’s products held in their inventory or upon sale to their end customers. The Company maintains a reserve for unprocessed and estimated future price adjustments claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. These reserves were not material as of December 31, 2022, and 2021.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in cost of goods sold and were $573,765 and $492,566, respectively, for the years ended December 31, 2022, and 2021.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE - NET

For the years ended December 31, 2022, and 2021, the Company’s revenues primarily included shipments of the LogicMark products. The terms and conditions of these sales provided certain customers with trade credit terms. In addition, these sales were made to the distributors with limited rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the accounts receivable allowance for doubtful accounts, as necessary whenever events or circumstances indicate the carrying value may not be recoverable. As of December 31, 2022, and 2021, the Company had an allowance for doubtful accounts of approximately $400 and $5,400, respectively.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the first-in, first-out method.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of December 31, 2022, inventory was comprised of $0.6 million and $1.2 million, in finished goods on hand and inventory in-transit from vendors, respectively As of December 31, 2021, inventory consisted of finished goods on hand of $1.2 million.

For the years ended December 31, 2022, and 2021, the Company wrote down inventory totaling zero and $0.3 million, respectively.

The Company is required to prepay for inventory with certain vendors until credit terms can be established. As of December 31, 2022, and 2021, $0.01 million and $0.6 million, respectively, of prepayments made for inventory are included in prepaid expenses and other current assets on the balance sheet.

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

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark, LLC in 2016, the former subsidiary that was merged with and into the Company and are included in other intangible assets in the Company’s balance sheet as of December 31, 2022, and 2021.

As of December 31, 2022, the other intangible assets are comprised of patents of $1,692,743; trademarks of $851,539; and customer relationships of $1,155,572. As of December 31, 2021, the other intangible assets are comprised of patents of $2,072,984; trademarks of $915,619; and customer relationships of $1,488,044. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years, 20 years, and 10 years, respectively. During the years ended December 31, 2022, and 2021, the Company had amortization expense of $776,793 and $761,815, respectively.

Amortization expense estimated for each of the next three fiscal years is expected to be approximately $762,000 per year, $612,000 for the fourth year, $265,000 for the fifth year, and approximately $63,000 each year until fully amortized in 2036.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine tax returns for three years from the date of filing. The Company has filed all its tax returns for all prior periods through December 31, 2021.

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

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE

Basic net loss attributable to common shareholders per share (“Basic net loss per share”) was computed using the weighted average number of common shares outstanding. Diluted net loss applicable to common shareholders per share (“Diluted net loss per share”) includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 525,000 shares of common stock and warrants to purchase 4,295,380 shares of common stock as of December 31, 2022, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 36,467 shares of common stock and warrants to purchase 4,295,380 shares of common stock as of December 31, 2021, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT COSTS

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and hardware development firms. The Company expenses all research and development costs as incurred until technological feasibility has been established for the product. Once technological feasibility is established, development costs including software and hardware design are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. For the year ended December 31, 2022, the Company capitalized $1,025,691 of such product development costs. Amortization of these costs is on a straight-line basis over three years and amounted to approximately $15,000 for the year ended December 31, 2022.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 5 - GOODWILL IMPAIRMENT

The Company’s goodwill relates entirely to the acquisition of LogicMark LLC in 2016, the former subsidiary that was merged with and into the Company. We performed a qualitative impairment test of our goodwill and concluded that, as of December 31, 2022, it was more likely than not that the fair value exceeded the carrying value and therefore goodwill was not impaired. As of December 31, 2022, there were no indicators of impairment. The Company considered qualitative factors, which included, but not limited to, economic, market and industry conditions, as well as the financial performance and declines in company stock price.

The Company performed a goodwill impairment analysis in 2021 and determined that the carrying value of its goodwill exceeded its fair value by approximately $4.5 million. As a result, the Company recorded a non-cash impairment charge to write down goodwill by that amount. The fair value was determined using the income approach. The Company believes the income approach is the most reliable indicator of fair value since it incorporates future estimated revenue and expense for the company that the market approach does not directly incorporate. In addition to future estimated revenue and expenses, the determination of fair value includes a discount rate assumption.

The Company will continue to monitor its goodwill for indicators of impairment including, but not limited to, further declines in the stock price.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021
Salaries, payroll taxes and vacation	$114,030	$54,229
Merchant card fees	15,062	17,853
Professional fees	25,000	104,500
Management incentives	519,800	285,000
Lease liability	69,402	64,346
Dividends – Series C and F Preferred Stock	48,389	94,933
Inventory in transit	812,970	-
Other	135,837	228,424
Totals	$1,740,490	$849,285

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

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - FAIR VALUE MEASUREMENTS (CONTINUED)

Valuation Hierarchy

ASC 820, “Fair Value Measurements and Disclosures,” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

The Company’s cash equivalents as of December 31, 2022 and 2021 were held in money market funds and are measured utilizing Level 1 valuation inputs.

NOTE 8 - DEBT

Paycheck Protection Program

In May 2020, of the Company received loans from Bank of America, NA totaling $0.3 million, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020.

The loans were to mature in May 2022, and bore interest at 1.00% per year, payable monthly commencing in November 2020. The Company used the proceeds for payroll, payroll taxes, and group healthcare benefits. Under the terms of the loan agreements, certain amounts of the loans may be forgiven if they are used for qualifying expenses, as described in the loan agreements.

The Company applied for forgiveness of the loans and was notified in March and May 2021 by the Small Business Administration that the repayment of the loans of $0.3 million plus accrued interest of $2,786 had been forgiven. The income from forgiveness of both the loans and accrued interest is included in other income in the Company’s statement of operations for the year ended December 31, 2021.

As of December 31, 2022, the Company had no outstanding debt.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY

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

The Warrants were not immediately exercisable, as the Company did not have a sufficient number of shares of Common Stock to reserve for issuance for the Warrants until the date (the “Initial Exercise Date”) that the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the shares of Common Stock so that there were a sufficient number of shares of Common Stock for issuance upon exercise of the Warrants. The Warrants became exercisable on the Initial Exercise Date (the effective date of the reverse stock split) and will terminate five years after the Initial Exercise Date. The exercise price of the Warrants is subject to customary adjustments for stock dividends, stock splits and other subdivisions, combinations, and re-classifications, and was reset on the date of the Company’s reverse stock split to the lower of (i) the closing price per share of the Common Stock immediately prior to the reverse stock split, giving effect to the reverse stock split and (ii) the exercise price then in effect. The Warrants are also exercisable on a cashless basis under certain circumstances, any time after the Initial Exercise Date, pursuant to the formula set forth in the Warrants. On October 15, 2021, after shareholder and Board approval of the reverse stock split, the exercise price for the Warrants was adjusted to $3.956 per share. The reverse stock split and exercise price were retroactively reported in accordance with ASC 260-10-55-12, Restatement of EPS Data.

On the Closing Date, the Company received gross proceeds of approximately $12.5 million, before deducting underwriting discounts and commissions and estimated Offering expenses. The Company has been using the net proceeds from the Offering primarily for new product development, marketing, and working capital.

August 2021 Offering

On August 13, 2021, the Company entered into a securities purchase agreement with institutional accredited investors providing for an aggregate investment of $3,999,999 for the issuance by the Company of (i) 1,333,333 shares of Series F Convertible Preferred Stock, par value $0.0001 per share, of the Company (the “Series F Preferred Stock”) convertible into shares of common stock, par value $0.0001 per share, of the Company that are issuable upon conversion of shares of Series F Preferred Stock; (ii) warrants, with a term of five and a half years exercisable after February 16, 2022, to purchase an aggregate of up to 666,667 shares of Common Stock at an exercise price of $7.80 per share. The securities issued to the investors were exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder, based on representations made by the investors, their prior relationship with the Company, and the absence of any general solicitation. The Company used the net proceeds from this offering for working capital and liability reduction purposes. As of the year ended December 31, 2021, 1,160,000 shares of Series F preferred stock have been converted into 656,604 shares of Common Stock.  On October 15, 2021, after shareholder and Board approval of the reverse stock split, the exercise price for the Warrants was adjusted to $4.95 per share, and was retroactively reported in accordance with ASC 260-10-55-12, Restatement of EPS Data. During 2022 and 2021 the Company recorded Series F Preferred Stock dividends of $28,546 and $20,590, respectively.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

In consideration for each exercise of the Original Warrant within 45 calendar days of the Amendment, in addition to the issuance of the Warrant shares, the Company agreed to deliver a new warrant to purchase shares of the Company’s common stock equal to the number of Original Warrants that the Holder exercised, at an exercise price of $15.25 per share, which represents the average Nasdaq Official Closing Price of the common stock for the five trading days immediately preceding the date of the Amendment (the “New Warrants”). The Investor held Original Warrants exercisable for up to 246,913 shares of common stock. In the first quarter of 2021, the Investor subsequently exercised all 246,913 Original Warrants within the 45-day period and received 246,913 New Warrants in addition to the Warrant shares. The Company recorded a warrant modification expense of $2,881,729 for the three months ended March 31, 2021, resulting from the issuance of 246,913 replacement warrants with an exercise price of $1.525 for warrants that were exercised during the quarter.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (CONTINUED)

Series C Preferred Stock

In May 2017, the Company authorized Series C Redeemable Preferred Stock. Holders of Series C Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For each of the years ended December 31, 2022 and 2021 the Company recorded Series C Redeemable Preferred Stock dividends of $300,000. In addition, in 2021 the Company entered into a settlement agreement and paid $540,000 of dividends to settle a lawsuit filed by Giesecke+Devrient Mobile Security America, Inc over the calculation of prior dividends.

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

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Redeemable Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Redeemable Preferred Stock as temporary equity in the balance sheets as of December 31, 2022 and 2021 until such time that events occur that indicate otherwise.

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable as of December 31, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Outstanding and Exercisable at January 1, 2021	1,569,007	$13.30	4.10	$10,850,158
Issued	3,897,534	$5.26	4.77	-
Exercised	(1,002,307)	$9.07	-	-
Cancelled	(168,854)	$38.32	-	-
Outstanding and Exercisable at December 31, 2021	4,295,380	$6.02	4.59	-
Outstanding and Exercisable at December 31, 2022	4,295,380	$6.02	3.60	$-

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - STOCK INCENTIVE PLANS

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

During the year ended December 31, 2022, the Company issued 430,339 shares of common stock vesting over periods ranging from 30 to 48 months with an aggregate fair value of $1,331,870 to certain employees as inducement and incentive grants. During the year ended December 31, 2022, the Company also issued 15,559 shares of common stock that fully vested on September 30, 2022, with an aggregate fair value of $17,582 to certain non-employees in lieu of cash payment for services

During the year ended December 31, 2022, a total of 22,101 stock options were granted to two Advisory Board members at strike prices ranging from $1.80 to $1.82 vesting over periods up to one year and a total aggregate fair value of $34,203. The Company issued 47,500 stock options (25,000 of which were forfeited) vesting over four years to employees with an exercise price of $1.09 and 10,900 stock options with 100% cliff vesting in one year to non-employees with a strike price of $1.09 and a total aggregate fair value of $54,233. In addition, 45,875 fully vested stock options were granted to five non-employee Board directors at an exercise price of $1.09. The aggregate fair value of the shares issued to the directors was $72,815. The Company issued 32,500 stock options vesting over four years to employees with an exercise price of $0.76 a total aggregate fair value of $25,462. In addition, 52,840 fully vested stock options were granted to four non-employee Board directors at an exercise price of $0.76. The aggregate fair value of the shares issued to the directors was $40,023.

During the year ended December 31, 2021, the Company issued 13,283 shares of common stock with an aggregate fair value of $80,456 to certain employees related to the Company’s 2019 and 2018 management incentive plan.

During the years ended December 31, 2022, and 2021, the Company accrued $519,800 and $285,000, respectively, of management and employee bonus expense.

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

During the year ended December 31, 2022, the Company issued 237,500 stock options (50,000 of which were forfeited) vesting over four years to employees with an exercise price of $3.36 and an option for 12,500 shares to a non-employee with a strike price of $2.20 and a total aggregate fair value of $743,310. In addition, 27,276 fully vested stock options were granted to six non-employee Board directors at an exercise price of $2.20. The aggregate fair value of the shares issued to the directors was $51,187.

During the year ended December 31, 2021, the Company issued a total of 36,467 stock options to four non-employee Board directors. The weighted average exercise price of these stock options was approximately $4.39 per share and the stock options were fully vested at the issuance date. The aggregate fair value of the shares issued to the directors was $160,000.

Stock-based Compensation Expense

Total stock-based compensation expense during 2022 and 2021 pertaining to awards under the 2017 SIP and 2013 LTIP amounted to $1,644,269 and $648,957, respectively.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Years Ended December 31
	2022	2021
Loss before income taxes:
United States	$(6,787,009)	$(11,503,620)
Foreign	-	-
Loss before income taxes:	$(6,787,009)	$(11,503,620)

The expense for income taxes consists of:

	Years Ended December 31
	2022	2021
Current:
Federal	$-	$-
State	13,859	9,007
Foreign	-	-
	13,859	9,007
Deferred:

Federal	36,527	69,117
State	87,570	126,145
Foreign	-	-
	124,097	195,262
Total tax expense	$137,956	$204,269

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31
	2022	2021

Provision at Federal Statutory Rate	21.00%	21.00%
State Income Taxes	-1.22%	-0.94%
Warrant Modification Expense	0.00%	-5.26%
Other Permanent Tax Adjustments	-0.59%	0.63%
Change in Federal Valuation Allowance	-16.74%	-14.34%
Shortfalls on Stock Based Compensation	-4.49%	0.00%
Prior Period Adjustments	0.02%	-2.86%
Provision for Income Taxes	-2.02%	-1.77%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of all of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by $1.7 million for the year ended December 31, 2022, compared to the increase of $2.9 million for the year ended December 31, 2021.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (CONTINUED)

The significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
	2022	2021
Deferred Tax Assets
Net operating loss carryforwards	$13,716,239	$12,268,170
Tax credits	205,028	205,028
Lease liabilities	54,558	71,309
Accruals and reserves	173,247	105,394
Capital loss carryforwards	2,678,907	2,678,907
Capitalized research costs	587,202	-
Intangible assets	508,057	457,935
Stock compensation	179,105	227,190
Federal effect of state taxes	44,880	26,490
Other	4,533	9,145
Total deferred tax assets	18,151,756	16,049,568
Less: Valuation allowance	(17,343,925)	(15,675,392)
Total deferred tax assets, net of valuation allowance	807,831	374,176

Deferred Tax Liabilities
ROU assets	(52,485)	(69,736)
Taxable goodwill	(790,527)	(500,073)
Fixed assets	(284,921)	-
Total deferred tax liabilities	(1,127,933)	(569,809)
Net deferred tax liability	$(320,102)	$(195,633)

The net deferred tax liability as of December 31, 2022, and 2021 principally relates to our goodwill deferred tax liability, which has an indefinite reversal pattern. This deferred tax liability only partially serves as source of income for the realization of deferred tax assets with an indefinite loss carryforward period.

As of December 31, 2022, the Company had US federal and state net operating loss (“NOLs”) carryovers of $53.1 million and $56.1 million respectively. Federal and state NOL’s generated through December 31, 2017, are available to offset future taxable income, which expire beginning in 2032. Federal NOLs generated for years starting after December 31, 2017, are available to offset future taxable income indefinitely. State NOLs generated for years starting after December 31, 2017, that are available to offset future taxable income indefinitely vary by state. The Company has Federal Capital loss carryovers of $11.8 million at December 31, 2022, which expire in 2024. The Company also has state Capital loss carryovers of $0.2 million at December 31, 2022, which begin to expire in 2024, and have no carryback period. In addition, the Company had tax credit carryforwards of $0.2 million at December 31, 2022, that will be available to reduce future tax liabilities. The tax credit carryforwards will begin to expire beginning in 2032.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control. The Company has not determined whether a change of control has occurred as of December 31, 2022, with respect to the Nxt-ID NOLs and therefore no limitation under Section 382 has been computed. Management will review for such limitations before any of the LogicMark NOLs are utilized against future taxable income.

The Company has no material uncertain tax positions for any of the reporting periods presented. No interest or penalty expense was recorded during the year or has been accrued as of December 31, 2022, or 2021. The Company does not expect any material changes to any uncertain tax positions in the next twelve months. The Company has filed all of its tax returns for all prior periods through December 31, 2021, and intends to timely file the income tax returns for the period ending December 31, 2022.

The Company is subject to taxation in the United States and various states. As of December 31, 2022, the Company is not under examination by any taxing authority, however all of the Company's U.S. and state income tax returns remain open to examination.

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

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a new five-year lease agreement in June 2020 for new warehouse space located in Louisville, Kentucky. The Right of Use (ROU) asset value added as a result of this new lease agreement was $279,024. The Company’s ROU asset and lease liability accounts reflect the inclusion of this lease in the Company’s balance sheet as of December 31, 2022. The current monthly rent of $6,400 commenced in September 2022 and increases approximately 3% annually thereafter.

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

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the year ended December 31, 2022, total operating lease cost was $101,451 and is recorded in direct operating costs and general and administrative expenses, dependent on the nature of the leased asset. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next three years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of December 31, 2022:

Year Ending December 31,
2023	$89,724
2024	80,000
2025	54,400
Total future minimum lease payments	$224,124
Less imputed interest	(34,560)
Total present value of future minimum lease payments	$189,564

As of December 31, 2022
Operating lease right-of-use assets	$182,363

Other accrued expenses	$69,402
Other long-term liabilities	120,162
$189,564

As of December 31, 2022

Weighted Average Remaining Lease Term	2.54
Weighted Average Discount Rate	12.92%

NOTE 13 - SUBSEQUENT EVENTS

On January 25, 2023, the Company closed a firm commitment public offering (the “January Offering”) pursuant to which the Company issued (i) 10,585,000 units consisting of 10,585,000 shares of Common Stock and 10,585,000 common stock purchase warrants exercisable at $0.371 per share, subject to certain adjustments, to purchase up to an aggregate of 15,877,500 shares of Common Stock and (ii) 3,440,000 pre-funded units of the Company, consisting of 3,440,000 pre-funded common stock purchase warrants exercisable at $0.001 per share, subject to certain adjustments and 3,440,000 warrants to purchase up to an aggregate of 5,160,000 shares of Common Stock and (iii) 815,198 additional warrants to purchase up to 1,222,797 shares of Common Stock, which additional warrants were issued upon the partial exercise by the underwriters of their over-allotment option, pursuant to an underwriting agreement, dated as of January 23, 2023 between the Company and Maxim Group LLC, as representative of the underwriters. The January Offering resulted in gross proceeds to the Company of approximately $5.2 million, before deducting underwriting discounts and commissions of 7% of the gross proceeds (3.5% of the gross proceeds in the case of certain identified investors) and estimated January Offering expenses.

On March 7, 2023, the Company held the Special Meeting of its stockholders who approved, among other things, the ability of the Board to effect a reverse split of our outstanding common stock in the range of one-for-five to one-for-twenty for the sole purpose of regaining compliance with the Minimum Bid Price Requirement, and we filed a definitive proxy statement with the SEC on January 31, 2023 regarding the Special Meeting, as revised by the definitive revised materials filing made with the SEC on February 2, 2023.