Form 10-Q
period 2023-03-31
LogicMark, Inc.
filed 2023-05-12
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 10, 2023, there were 1,287,518 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LogicMark, Inc.

Form 10-Q

Table of Contents

March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

LogicMark, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$9,781,799	$6,977,114
Restricted cash	59,988	59,988
Accounts receivable, net	50,679	402,595
Inventory	1,134,497	1,745,211
Prepaid expenses and other current assets	292,319	349,097
Total Current Assets	11,319,282	9,534,005

Property and equipment, net	252,855	255,578
Right-of-use assets, net	164,554	182,363
Product development costs, net of amortization of $15,029	1,253,749	1,010,662
Goodwill	10,958,662	10,958,662
Other intangible assets, net of amortization of $4,900,886 and $4,710,437, respectively	3,509,405	3,699,854

Total Assets	$27,458,507	$25,641,124

Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$521,283	$673,052
Accrued expenses	750,532	1,740,490
Total Current Liabilities	1,271,815	2,413,542
Other long-term liabilities	424,195	440,263
Total Liabilities	1,696,010	2,853,805

Commitments and Contingencies (Note 8)

Series C Redeemable Preferred Stock
Series C redeemable preferred stock, par value $0.0001 per share: 2,000 shares designated; 10 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,807,300	1,807,300

Stockholders’ Equity
Preferred stock, par value $0.0001 per share: 10,000,000 shares authorized
Series F preferred stock, par value $0.0001 per share: 1,333,333 shares designated; 106,333 and 173,333 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, aggregate liquidation preference of $319,000 as of March 31, 2023 and $520,000 as of December 31, 2022	319,000	520,000
Common stock, par value $0.0001 per share: 100,000,000 shares authorized; 1,220,308 and 479,669 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	123	48
Additional paid-in capital	111,079,795	106,070,253
Accumulated deficit	(87,443,721)	(85,610,282)

Total Stockholders’ Equity	23,955,197	20,980,019

Total Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity	$27,458,507	$25,641,124

 The accompanying notes are an integral part of these condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues	$2,809,717	$3,650,689
Costs of goods sold	947,169	1,447,305
Gross Profit	1,862,548	2,203,384

Operating Expenses
Direct operating cost	262,800	474,442
Advertising costs	48,116	-
Selling and marketing	465,536	189,207
Research and development	313,887	262,484
General and administrative	2,413,760	2,335,949
Other expense	28,318	30,084
Depreciation and amortization	215,998	194,363

Total Operating Expenses	3,748,415	3,486,529

Operating Loss	(1,885,867)	(1,283,145)

Other Income
Interest income	52,428	-
Total Other Income	52,428	-

Loss before Income Taxes	(1,833,439)	(1,283,145)
Income tax expense	-	-
Net Loss	(1,833,439)	(1,283,145)
Preferred stock dividends	(75,000)	(88,000)
Net Loss Attributable to Common Stockholders	$(1,908,439)	$(1,371,145)

Net Loss Attributable to Common Stockholders Per Share – Basic and Diluted	$(1.92)	$(2.89)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	996,080	474,099

The accompanying notes are an integral part of these condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2023
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2023	173,333	$520,000	480,447	$48	$106,070,253	$(85,610,282)	$20,980,019

Stock-based compensation expense	-	-	-	-	426,842	-	426,842

Shares issued as stock compensation	-	-	5,000	1	2,202	-	2,203

Sale of common stock and warrants pursuant to a registration statement on Form S-1	-	-	701,250	70	5,211,358	-	5,211,428

Fees incurred in connection with equity offerings	-	-	-	-	(805,245)	-	(805,245)

Series F Preferred stock converted to common stock	(67,000)	(201,000)	27,089	3	200,997	-	-

Common stock issued to settle Series F Preferred stock dividends	-	-	6,522	1	48,388	-	48,389

Series C Preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	-	(1,833,439)	(1,833,439)

Balance - March 31, 2023	106,333	$319,000	1,220,308	$123	$111,079,795	$(87,443,721)	$23,955,197

	Three Months Ended March 31, 2022
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2022	173,333	$520,000	458,152	$46	$104,725,986	$(78,656,861)	$26,589,171

Stock-based compensation expense	-	-	-	-	512,349	-	512,349

Shares issued as stock compensation	-	-	21,517	2	117,451	-	117,453

Series C Preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Series F Preferred stock dividends	-	-	-	-	-	(13,000)	(13,000)

Net loss	-	-	-	-	-	(1,283,145)	(1,283,145)

Balance - March 31, 2022	173,333	$520,000	479,669	$48	$105,280,786	$(79,953,006)	$25,847,828

The accompanying notes are an integral part of these condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(1,833,439)	$(1,283,145)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	25,549	257
Stock based compensation	429,045	629,802
Amortization of intangible assets	190,449	194,106
Changes in operating assets and liabilities:
Accounts receivable	351,916	(34,513)
Inventory	610,714	361,196
Prepaid expenses and other current assets	56,778	(44,198)
Accounts payable	(229,741)	566,983
Accrued expenses	(984,157)	(98,041)
Net Cash (Used in) Provided by Operating Activities	(1,382,886)	292,447

Cash flows from Investing Activities
Purchase of equipment and website development	(5,732)	(36,988)
Product development costs	(137,880)	-
Net Cash Used in Investing Activities	(143,612)	(36,988)

Cash flows from Financing Activities
Proceeds from sale of common stock and warrants	5,211,428	-
Fees paid in connection with equity offerings	(805,245)	-
Series C redeemable preferred stock dividends	(75,000)	(75,000)
Net Cash Provided by (Used in) Financing Activities	4,331,183	(75,000)
Net Increase in Cash, Cash Equivalents and Restricted Cash	2,804,685	180,459
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	7,037,102	12,254,546
Cash, Cash Equivalents and Restricted Cash - End of Period	$9,841,787	$12,435,005

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Accrued Series C redeemable and Series F preferred stock dividends	$-	$107,933
Conversion of Series F preferred stock to common stock	201,000	-
Common stock issued to settle Series F Preferred stock dividends	48,389	-
Equipment purchases and website development included in accounts payable and accrued expenses	17,094	-
Product development costs included in accounts payable and accrued expenses	105,207	-

The accompanying notes are an integral part of these condensed financial statements.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

LogicMark, Inc. (“LogicMark” or the “Company”) was incorporated in the State of Delaware on February 8, 2012. LogicMark operates its business in one segment and provides personal emergency response systems (PERS), health communications devices, and Internet of Things technology that creates a connected care platform. The Company’s devices give people the ability to receive care at home and confidence to age independently. LogicMark revolutionized the PERS industry by incorporating two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a price point everyday consumers could afford. The PERS technologies are sold through retailers and distributors, as well as to the United States Veterans Health Administration.

The Company manufactures and distributes non-monitored and monitored personal emergency response systems sold through the United States Veterans Health Administration, healthcare durable medical equipment retailers and distributors and monitored security retailers and distributors. In 2022, the Company launched an e-commerce website to sell direct to consumers.

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $1.9 million and a net loss of $1.8 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had cash and cash equivalents of $9.8 million. As of March 31, 2023, the Company had working capital of $10.0 million compared to working capital as of December 31, 2022 of $7.1 million.

Given the Company’s cash position at March 31, 2023, and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing. The Company may also raise funds through equity or debt offerings to accelerate the execution of its long-term strategic plan to develop and commercialize its core products and to fulfill its product development commitments.

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations, financial position, stockholders’ equity, and cash flows. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the SEC on March 30, 2023.

Net loss per share and all share data for the three months ended March 31, 2023 and 2022 have been retroactively adjusted to reflect the 1-for-20 reverse stock split that occurred in April 2023, in accordance with ASC 260-10-55-22, Restatement of EPS Data. See Note 9.

Certain prior year amounts have been reclassified for consistency with the current year’s presentation. These reclassifications had no effect on the reported results of operations.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE CONDENSED FINANCIAL STATEMENTS

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions, including those related to the fair value of acquired assets and liabilities, stock-based compensation, income taxes, allowance for doubtful accounts, long-lived assets, and inventories, and other matters that affect the condensed financial statements and disclosures. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. The Company had cash equivalents of $9.2 million and $6.6 million as of March 31, 2023 and December 31, 2022, respectively.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

Restricted cash includes amounts held as collateral for company credit cards. Restricted cash included in Cash, Cash Equivalents and Restricted Cash, as presented on the Condensed Statements of Cash Flows amounted to $60 thousand as of March 31, 2023 and December 31, 2022.

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

REVENUE RECOGNITION

The Company’s revenues consist of product sales to either end customers, to distributors or bulk sales to the United States Veterans Health Administration. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payments are generally prepaid or due Net 30 days after the invoice date for retailers and distributors. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates, or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination. For the three months ended March 31, 2023 and 2022, none of our sales were recognized over time.

SALES TO DISTRIBUTORS AND RETAILERS

The Company maintains a reserve for unprocessed and estimated future price adjustments claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. These reserves were not material as of March 31, 2023 and December 31, 2022.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in cost of goods sold and were $0.1 million and $0.2 million, respectively, for the three months ended March 31, 2023 and 2022.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE - NET

For the three months ended March 31, 2023 and 2022, the Company’s revenues were primarily the result of shipments to VA hospitals and clinics, which are made on a prepaid basis. The Company also sells its products to distributors and retailers, typically providing customers with trade credit terms. Sales made to distributors and retailers are done with limited rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the accounts receivable allowance for doubtful accounts, as necessary whenever events or circumstances indicate the carrying value may not be recoverable. As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts were immaterial.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the first-in, first-out method.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of March 31, 2023, inventory was comprised of $1.1 million and $60 thousand, in finished goods on hand and inventory in-transit from vendors, respectively. As of December 31, 2022, inventory was comprised of $0.6 million and $1.2 million, in finished goods on hand and inventory in-transit from vendors, respectively.

The Company is required to prepay for inventory with certain vendors until credit terms can be established. As of March 31, 2023, the Company did not have prepaid inventory and as of December 31, 2022, $0.01 million of prepayments made for inventory are included in prepaid expenses and other current assets on the balance sheet.

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

PROPERTY AND EQUIPMENT

Property and equipment consisting of equipment, furniture, fixtures, website and other is stated at cost. The costs of additions and improvements are generally capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful life of the respective asset as follows:

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

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark LLC in 2016, the former subsidiary that was merged with and into the Company and are included in other intangible assets in the Company’s Condensed Balance Sheets as of March 31, 2023 and December 31, 2022.

As of March 31, 2023, the other intangible assets are comprised of patents of $1.6 million; trademarks of $0.8 million; and customer relationships of $1.1 million. As of December 31, 2022, the other intangible assets are comprised of patents of $1.7 million; trademarks of $0.9 million; and customer relationships of $1.2 million. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years, 20 years, and 10 years, respectively. During the three months ended March 31, 2023 and 2022, the Company had amortization expense of $0.2 million, respectively.

As of March 31, 2023, total amortization expense estimated for the remainder of fiscal year 2023 is $0.6 million. Amortization expense estimated for 2024 and 2025 is expected to be approximately $0.8 million per year, $0.6 million for 2026, $0.3 million for 2027, and approximately $63 thousand each year until fully amortized in 2036.

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

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Basic net loss attributable to common stockholders per share (“Basic net loss per share”) was computed using the weighted average number of common shares outstanding. Diluted net loss applicable to common stockholders per share (“Diluted net loss per share”) includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 36,053 shares of common stock and warrants to purchase 1,327,784 shares of common stock as of March 31, 2023, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 17,434 shares of common stock and warrants to purchase 214,770 shares of common stock as of March 31, 2022, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT COSTS

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and hardware development firms. The Company expenses all research and development costs as incurred until technological feasibility has been established for the product. Once technological feasibility is established, development costs including software and hardware design are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. For the three months ended March 31, 2023, the Company capitalized $0.2 million of such product development costs. There was no amortization of product development costs during the three months ended March 31, 2023. No product development costs were capitalized or amortized during the three months ended March 31, 2022. Cumulatively, as of March 31, 2023 and December 31, 2022, approximately $0.4 million and $0.3 million, respectively, of capitalized product development costs arose from expenditures to a company considered to be a related party since it is controlled by the Company’s Vice-President of Engineering.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed financial statements upon adoption.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
Salaries, payroll taxes and vacation	$212,247	$114,030
Merchant card fees	18,946	15,062
Professional fees	58,100	25,000
Management incentives	153,800	519,800
Lease liability	67,660	69,402
Dividends – Series F Preferred Stock	-	48,389
Inventory in transit	37,141	812,970
Other	202,638	135,837
Totals	$750,532	$1,740,490

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK

January 2023 Offering

On January 25, 2023, the Company closed a firm commitment registered public offering (the “January Offering”) pursuant to which the Company issued (i) 529,250 shares of Common Stock and 10,585,000 common stock purchase warrants (exercisable for 793,875 shares of Common Stock at a purchase price of $2.52 per share), subject to certain adjustments and (ii) 3,440,000 pre-funded common stock purchase warrants that were exercised for 172,000 shares of Common Stock at a purchase price of $0.02 per share, subject to certain adjustments and 3,440,000 warrants to purchase up to an aggregate of 258,000 shares of Common Stock at a purchase price of $2.52 per share and (iii) 815,198 additional warrants to purchase up to 61,140 shares of Common Stock at a purchase price of $2.52 per share, which additional warrants were issued upon the partial exercise by the underwriters of their over-allotment option, pursuant to an underwriting agreement, dated as of January 23, 2023 between the Company and Maxim Group LLC, as representative of the underwriters. The January Offering resulted in gross proceeds to the Company of approximately $5.2 million, before deducting underwriting discounts and commissions of 7% of the gross proceeds (3.5% of the gross proceeds in the case of certain identified investors) and estimated January Offering expenses. Due to the Company effecting the reverse stock split on April 21, 2023, the exercise prices and shares issuable upon exercise of such warrants and pre-funded warrants have been retroactively reported in accordance with ASC 260-10-55-12, Restatement of EPS Data, and to reflect the adjustment to the number of shares underlying such warrants and pre-funded warrants and the exercise price of such warrants in accordance with the terms thereof. See Note 9.

Series C Redeemable Preferred Stock

In May 2017, the Company authorized Series C Redeemable Preferred Stock. Holders of Series C Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For each of the three months ended March 31, 2023 and 2022 the Company recorded Series C Redeemable Preferred Stock dividends of $75 thousand.

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

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Redeemable Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Redeemable Preferred Stock as temporary equity in the balance sheets as of March 31, 2023 and December 31, 2022 until such time that events occur that indicate otherwise.

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable as of March 31, 2023 and December 31, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Outstanding and Exercisable at January 1, 2023	4,295,380	$120.39	3.60	-
Issued	14,840,198	2.52	4.82	-
Issued prefunded warrants	3,440,000	0.02	-	-
Exercised prefunded warrants	(3,440,000)	0.02	-	-
Outstanding and Exercisable at March 31, 2023	19,135,578	$32.78	4.49	-

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - STOCK INCENTIVE PLANS

2017 Stock Incentive Plan

On August 24, 2017, the Company’s stockholders approved the 2017 Stock Incentive Plan (“2017 SIP”). The aggregate maximum number of shares of common stock that may be issued under the 2017 SIP is limited to 10% of the outstanding shares of common stock, calculated on the first business day of each fiscal year. Under the 2017 SIP, options which are forfeited or terminated, settled in cash in lieu of shares of common stock, or settled in a manner such that shares are not issued, will again immediately become available to be issued. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the 2017 SIP and will not again be available for issuance. On March 7, 2023, at the Special Stockholders’ Meeting, the Company’s 2017 SIP was terminated upon the approval of the 2023 Stock Incentive Plan (“2023 SIP”).

During the three months ended March 31, 2023, the Company issued 3,125 stock options vesting over four years to employees with an exercise price of $3.80 and a total aggregate fair value of $11 thousand. In addition, 10,528 fully vested stock options were granted to four non-employee Board directors at an exercise price of $3.80. The aggregate fair value of the shares issued to the directors was $35 thousand. As of March 31, 2023, the unrecognized compensation cost related to non-vested stock options is $0.4 million.

During the quarter ended March 31, 2022, the Company issued 21,517 shares of common stock vesting over periods ranging from 30 to 48 months with an aggregate fair value of $1.3 million to certain employees as inducement and incentive grants. As of March 31, 2022, the unrecognized compensation cost related to non-vested stock options was $1.1 million.

During the three months ended March 31, 2023, the Company had 625 stock options forfeited under the 2017 SIP.

2013 Long-Term Stock Incentive Plan

On January 4, 2013, the Company’s stockholders approved the Company’s Long-Term Stock Incentive Plan (“LTIP”). The maximum number of shares of common stock that may be issued under the LTIP, including stock awards, stock issued to the Company’s Board, and stock appreciation rights, is limited to 10% of the common shares outstanding on the first business day of any fiscal year. The Company’s LTIP expired in accordance with its terms on January 3, 2023.

During the three months ended March 31, 2023, the Company did not issue any stock options under the LTIP.

During the three months ended March 31, 2022, the Company issued 11,875 stock options vesting over four years to employees with an exercise price of $67.20 and an option for 625 shares with a strike price of $44.00 and a total expense of $0.3 million. In addition, 1,364 fully vested stock options were granted to six non-employee Board directors at an exercise price of $44.00. The aggregate fair value of the shares issued to the directors was $60 thousand, which includes the total expense.

During the three months ended March 31, 2023, the Company had 1,250 stock options forfeited under the LTIP.

Stock-based Compensation Expense

Total stock-based compensation expense during the three months ended March 31, 2023 and 2022 pertaining to awards under the 2017 SIP and 2013 LTIP amounted to $0.4 million and $0.6 million, respectively.

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

COMMITMENTS

The Company leases warehouse space and equipment, in the U.S., which is classified as operating leases expiring at various dates. The Company determines if an arrangement qualifies as a lease at the lease inception. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate lease, which is for office space and a fulfillment center, with a lease term of 5 years expiring in August 2025. The Company also leases a copier with a lease term of 5 years, ending August 2023. The Company has elected to account for the lease and non-lease components (insurance and property taxes) as a single lease component for its real estate leases. Lease payments, which includes lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a new five-year lease agreement in June 2020 for new warehouse space located in Louisville, Kentucky. The Right of Use (ROU) asset value added as a result of this new lease agreement was $0.3 million. The Company’s ROU asset and lease liability accounts reflect the inclusion of this lease in the Company’s balance sheets as of March 31, 2023 and December 31, 2022. The current monthly rent of $6.4 thousand commenced in September 2022 and increases approximately 3% annually thereafter.

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the three months ended March 31, 2023, total operating lease cost was $25.4 thousand and is recorded in direct operating costs and general and administrative expenses, dependent on the nature of the leased asset. Operating leases cost for the three months ended March 31, 2022 amounted to $24.6 thousand and was recorded in general and administrative expenses. Operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next three years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of March 31, 2023:

Year Ending December 31,
2023 (for the remainder of 2023)	$65,977
2024	80,000
2025	54,400
Total future minimum lease payments	$200,377
Less imputed interest	(28,623)
Total present value of future minimum lease payments	$171,754

As of March 31, 2023
Operating lease right-of-use assets	$164,554

Accrued expenses	$67,660
Other long-term liabilities	104,094
$171,754

As of March 31, 2023
Weighted Average Remaining Lease Term	2.33
Weighted Average Discount Rate	12.95%

NOTE 9 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through May 12, 2023, which is the date these condensed financial statements were available to be issued. Except as discussed below, management has determined that there were no subsequent events which required recognition, adjustment to or disclosure to the condensed financial statements:

Reverse Stock Split

On April 21, 2023, the Company effected a 1-for-20 reverse split of its outstanding common stock and Series C Redeemable Preferred Stock. As a result of the reverse splits, each 20 pre-split shares of common stock outstanding and each 20 pre-split shares of Series C Redeemable Preferred Stock outstanding were automatically exchanged for one new share of each without any action on the part of the holders. The number of outstanding shares of common stock was reduced from approximately 24,406,155 shares to approximately 1,220,308 shares, and the number of outstanding shares of Series C Redeemable Preferred Stock was reduced from 200 shares to 10 shares. No fractional shares were issued as a result of the reverse stock split, all of which were rounded up to the nearest whole number. The reverse stock splits did not affect the total number of shares of capital stock, including Series C Redeemable Preferred Stock, that the Company is authorized to issue.

Net loss per share and all share data as of and for the three months ended March 31, 2023 and 2022 have been retroactively adjusted to reflect the reverse stock splits that occurred on April 21, 2023 in accordance with ASC 260-10-55-12, Restatement of EPS Data.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2023, should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (this “Form 10-Q”). This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions concerning future events and is subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform to these statements to actual results.

Overview

LogicMark, Inc. provides PERS, health communications devices, and Internet of Things (“IoT”) technology that creates a connected care platform. The Company’s devices provide people with the ability to receive care at home and age independently and to check, manage and monitor a loved one’s health and safety remotely. The Company’s PERS devices incorporate two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a consumer-friendly price point aimed at everyday consumers. The Company is focused on modernizing remote monitoring to help people stay safe and live independently longer. The PERS technologies are sold through retailers and distributors, the Company’s website (logicmark.com) as well as through the United States Veterans Health Administration (“VHA”). The Company enjoys a strong base of business with the VHA and plans to expand to other government services after being awarded the five-year United States General Services Agreement (“GSA”) in 2021.

Recent Developments

Resignation of Director

On April 1, 2023, Sherice R. Torres notified the board of directors of her resignation from the Board, effective April 7, 2023. The resignation of Ms. Torres as a director was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Ms. Torres was also a member of the Board’s corporate governance and nomination committee and the Chair of the Board’s compensation committee.

Reverse Stock Split

On April 21, 2023, the Company executed a 1-for-20 reverse stock-split of the Company’s outstanding shares of Common Stock and Series C Redeemable Preferred Stock (collectively, the “Reverse Stock Split”), whereby every 20 shares of Common Stock and Series C Redeemable Preferred Stock was consolidated into 1 share of each such class following the Reverse Stock Split, with fractional shares rounded up to the nearest whole share.

Results of Operations

Three months ended March 31, 2023, compared with the three months ended March 31, 2022.

Revenue, Cost of Goods Sold, and Gross Profit

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
Revenue	$2,809,717	$3,650,689	$(840,972)	-23%
Cost of Goods Sold	947,169	1,447,305	(500,136)	-35%
Gross Profit	$1,862,548	$2,203,384	$(1,341,108)
Profit Margin	66%	60%

We experienced a 23% decrease in revenue for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Results in the prior year period included one-time sales of 4G units replacing 3G units no longer supported by national cellular network carriers.

Gross profit margin for the three months ended March 31, 2023, was 66%, up from 60% in the three months ended March 31, 2022, as a result of improvements in the Company’s supply chain management, including a return to transpacific shipping (versus air freight) from our Asia based contract manufacturers.

Operating Expenses

	Three Months Ended
	March 31,
Operating Expenses	2023	2022	$ Change	% Change
Direct operating cost	$262,800	$474,442	$(211,642)	-45%
Advertising costs	48,116	-	48,116	100%
Selling and marketing	465,536	189,207	276,329	146%
Research and development	313,887	262,484	51,403	20%
General and administrative	2,413,760	2,335,949	77,811	3%
Other expense	28,318	30,084	(1,766)	-6%
Depreciation and amortization	215,998	194,363	21,635	11%
Total Expenses	$3,748,415	$3,486,529	$261,886

Direct Operating Cost

The $0.2 million decrease in direct operating cost for the three months ended March 31, 2023 compared to March 31, 2022, was primarily driven by a reduction in warranty claims related to the sunsetting of 3G cellular support by the national cellular network carriers. In the three months ended March 31, 2022, while we were not obligated to upgrade our customers with 3G PERS units to 4G compatible units, we chose to replace those units still under warranty and to cover all such replacement costs.

Advertising Costs

The $48.1 thousand increase in advertising costs for the three months ended March 31, 2023, compared to March 31, 2022, was driven by the initiation of social media advertising and web-based advertising to support our eCommerce platform.

Selling and Marketing

The $0.3 million increase in selling and marketing expenses for the three months ended March 31, 2023, was driven by the three-month impact in 2023 of marketing service firms added in late 2022 to support such areas as public relations, investor relations and the additional sales personnel and their related expenses.

Research and Development

The Company entered calendar year 2022 with no new products in the product pipeline and has been working diligently on developing new PERS hardware and other software-based solutions for our customers. As a result, our research and development expense for the three months ended March 31, 2023, compared to March 31, 2022, increased as we ramp up these development efforts.

General and Administrative

General and administrative costs increased $0.1 million for the three months ended March 31, 2023, compared to the March 31, 2022 period, which was driven by higher recruiting costs and costs related to the March 7, 2023 Special Meeting of Stockholders.

Other Income

	Three Months Ended
	March 31,
Other Income	2023	2022	$ Change	% Change
Interest income	$52,428	$-	$52,428	100%
Total Other Income	$52,428	$-	$52,428	100%

During the three months ended March 31, 2023, the Company recorded $52.4 thousand of interest income generated from its cash balances. There was no interest income or interest expense recorded during the three months ended March 31, 2022 as the banking institution did not pay interest on excess balances.

Liquidity and Capital Resources

Sources of Liquidity

The Company generated an operating loss of $1.9 million and a net loss of $1.8 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had cash and cash equivalents of $9.8 million. At March 31, 2023, the Company had working capital of $10.0 million. During the three months ended March 31, 2023, the Company received proceeds of $5.2 million from the issuance of Common Stock, warrants, and the exercise of Common Stock purchase warrants.

Given our cash position as of March 31, 2023 and our projected cash flow from operations, we believe we will have sufficient capital to sustain operations for the twelve months from the filing of these condensed financial statements. We may raise funds through equity or debt offerings to accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Cash Flows

Cash (Used in) Provided by Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $1.4 million. During the three months ended March 31, 2022, net cash provided by operating activities was $0.3 million. Our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms (net 30).

Cash Used in Investing Activities

During the three months ended March 31, 2023, we invested $0.3 million in equipment and product development. During the three months ended March 31, 2022, we purchased $37 thousand in equipment.

Cash Provided by (Used) Financing Activities

	Three Months Ended
Cash flows from Financing Activities	2023	2022
Proceeds from sale of common stock and warrants	$5,211,428	$-
Fees paid in connection with equity offerings	(805,245)	-
Series C redeemable preferred stock dividends	(75,000)	(75,000)
Net Cash Provided by (Used in) Financing Activities	$4,331,183	$(75,000)

During the three months ended March 31, 2023, we completed a registered public offering of common stock and warrants, whereby we received proceeds of $5.2 million and paid fees of $0.8 million. During the three months ended March 31, 2023 and 2022, we paid Series C Redeemable Preferred Stock dividends amounting to $75 thousand each period.

Impact of Inflation

We believe that our business has not been affected to a material degree by inflationary trends during the past two fiscal years. However, continued domestic inflation may increase our cost of fulfilment in fiscal year 2023 through higher labor and shipping costs, as well as our operating and overhead expenses. Should inflation become a continuing factor in the worldwide economy, it may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. We have generally been able to maintain our profit margins through productivity, better supply chain management, efficiency improvements, and cost reduction programs.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2023, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2023. Management has not completed such evaluation under the 2013 Committee of Sponsoring Organizations (“COSO”) framework, but concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we had difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions.

As reported in our Annual Report on Form 10-K for the period ended December 31, 2022, the Company retained a Corporate Controller, a Certified Public Accountant in the state of California, with over 10 years of public accounting, audit and accounting experience to assist in completing our remediation procedures for the material weaknesses identified regarding the following:

-	Management had not completed an assessment of the Company’s internal controls over financial reporting based on the 2013 COSO framework. Management has concluded that, during the first three months of 2023, its internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP.

-	Due to a limited number of accounting personnel, the Company has historically had difficulty accounting for complex transactions and has limited segregation of duties within the accounting department.

Additional time is required to fully document our systems, implement control procedures, and test their operating effectiveness before we can conclude that we have fully remediated our material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Not applicable.

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

LogicMark, Inc.

Date: May 12, 2023	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)