Form 10-Q
period 2023-09-30
LogicMark, Inc.
filed 2023-11-09
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 7, 2023, there were 1,419,017 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LogicMark, Inc.

Form 10-Q

Table of Contents

September 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

LogicMark, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$6,682,997	$6,977,114
Restricted cash	59,988	59,988
Accounts receivable, net	12,194	402,595
Inventory	1,135,786	1,745,211
Prepaid expenses and other current assets	680,872	349,097
Total Current Assets	8,571,837	9,534,005

Property and equipment, net	228,530	255,578
Right-of-use assets, net	128,718	182,363
Product development costs, net of amortization of $15,029 as of September 30, 2023 and December 31, 2022	1,117,135	646,644
Software development costs	1,018,810	364,018
Goodwill	10,958,662	10,958,662
Other intangible assets, net of amortization of $5,476,060 and $4,904,713, respectively	3,128,507	3,699,854

Total Assets	$25,152,199	$25,641,124

Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$715,838	$673,052
Accrued expenses	1,211,005	1,740,490
Total Current Liabilities	1,926,843	2,413,542
Other long-term liabilities	390,259	440,263
Total Liabilities	2,317,102	2,853,805

Commitments and Contingencies (Note 8)

Series C Redeemable Preferred Stock
Series C redeemable preferred stock, par value $0.0001 per share: 2,000 shares designated; 10 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1,807,300	1,807,300

Stockholders’ Equity
Preferred stock, par value $0.0001 per share: 10,000,000 shares authorized
Series F preferred stock, par value $0.0001 per share: 1,333,333 shares designated; 106,333 and 173,333 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively, aggregate liquidation preference of $319,000 as of September 30, 2023 and $520,000 as of December 31, 2022	319,000	520,000
Common stock, par value $0.0001 per share: 100,000,000 shares authorized; 1,419,017 and 480,447 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	142	48
Additional paid-in capital	111,864,732	106,070,253
Accumulated deficit	(91,156,077)	(85,610,282)

Total Stockholders’ Equity	21,027,797	20,980,019

Total Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity	$25,152,199	$25,641,124

The accompanying notes are an integral part of these condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$2,367,227	$2,751,570	$7,503,940	$9,769,951
Costs of goods sold	769,956	1,047,204	2,444,401	3,860,176
Gross Profit	1,597,271	1,704,366	5,059,539	5,909,775

Operating Expenses
Direct operating cost	266,746	345,972	841,974	1,156,959
Advertising costs	57,195	68,170	190,588	68,170
Selling and marketing	636,643	264,528	1,620,109	728,746
Research and development	242,697	374,842	806,851	841,917
General and administrative	1,901,516	2,575,105	6,759,135	7,025,674
Other expense	54,296	3,222	133,261	35,306
Depreciation and amortization	217,767	210,632	649,468	599,686

Total Operating Expenses	3,376,860	3,842,471	11,001,386	10,456,458

Operating Loss	(1,779,589)	(2,138,105)	(5,941,847)	(4,546,683)

Other Income
Interest income	88,975	44,587	149,914	57,747
Other income	246,138	-	246,138	-
Total Other Income	335,113	44,587	396,052	57,747

Loss before Income Taxes	(1,444,476)	(2,093,518)	(5,545,795)	(4,488,936)
Income tax expense	-	-	-	-
Net Loss	(1,444,476)	(2,093,518)	(5,545,795)	(4,488,936)
Preferred stock dividends	(75,000)	(81,790)	(225,000)	(257,934)
Net Loss Attributable to Common Stockholders	$(1,519,476)	$(2,175,308)	$(5,770,795)	$(4,746,870)

Net Loss Attributable to Common Stockholders Per Share - Basic and Diluted	$(1.10)	$(4.53)	$(4.73)	$(9.93)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,380,373	480,447	1,219,749	478,118

The accompanying notes are an integral part of these condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2023
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2023	106,333	$319,000	1,325,017	$133	$111,521,965	$(89,711,601)	$22,129,497

Stock based compensation expense	-	-	-	-	406,097	-	406,097

Shares issued as stock based compensation	-	-	94,000	9	11,670	-	11,679

Series C Preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	-	(1,444,476)	(1,444,476)

Balance - September 30, 2023	106,333	$319,000	1,419,017	$142	$111,864,732	$(91,156,077)	$21,027,797

	Nine Months Ended September 30, 2023
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2023	173,333	$520,000	480,447	$48	$106,070,253	$(85,610,282)	$20,980,019

Stock based compensation expense	-	-	-	-	1,198,397	-	1,198,397

Shares issued as stock based compensation	-	-	99,000	10	13,872	-	13,882

Sale of common stock and warrants pursuant to a registration statement on Form S-1	-	-	701,250	70	5,211,358	-	5,211,428

Fees incurred in connection with equity offerings	-	-	-	-	(816,017)	-	(816,017)

Fractional shares issued in the 1-for-20 stock split	-	-	40,228	4	(4)	-	-

Warrants exercised for common stock	-	-	64,481	6	162,488	-	162,494

Series F Preferred stock converted to common stock	(67,000)	(201,000)	27,089	3	200,997	-	-

Common stock issued to settle Series F Preferred stock dividends	-	-	6,522	1	48,388	-	48,389

Series C Preferred stock dividends	-	-	-	-	(225,000)	-	(225,000)

Net loss	-	-	-	-	-	(5,545,795)	(5,545,795)

Balance - September 30, 2023	106,333	$319,000	1,419,017	$142	$111,864,732	$(91,156,077)	$21,027,797

LogicMark, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2022
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2022	173,333	$520,000	480,447	$48	$105,319,903	$(81,078,423)	$24,761,528

Stock based compensation expense	-	-	-	-	453,401	-	453,401

Series C Preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Series F Preferred stock dividends	-	-	-	-	-	(6,790)	(6,790)

Net loss	-	-	-	-	-	(2,093,518)	(2,093,518)

Balance - September 30, 2022	173,333	$520,000	480,447	$48	$105,698,304	$(83,178,731)	$23,039,621

	Nine Months Ended September 30, 2022
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2022	173,333	$520,000	458,152	$46	$104,725,986	$(78,656,861)	$26,589,171

Stock based compensation expense	-	-	-	-	1,062,283	-	1,062,283

Shares issued as stock based compensation	-	-	22,295	2	135,035	-	135,037

Series C Preferred stock dividends	-	-	-	-	(225,000)	-	(225,000)

Series F Preferred stock dividends	-	-	-	-	-	(32,934)	(32,934)

Net loss	-	-	-	-	-	(4,488,936)	(4,488,936)

Balance - September 30, 2022	173,333	$520,000	480,447	$48	$105,698,304	$(83,178,731)	$23,039,621

The accompanying notes are an integral part of these condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(5,545,795)	$(4,488,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78,121	17,171
Stock based compensation	1,212,279	1,197,320
Amortization of intangible assets	571,347	582,517
Changes in operating assets and liabilities:
Accounts receivable	390,401	(318,103)
Inventory	609,425	160,120
Prepaid expenses and other current assets	(331,776)	(40,223)
Accounts payable	(83,040)	817,094
Accrued expenses	(492,455)	162,380
Net Cash Used in Operating Activities	(3,591,493)	(1,910,660)

Cash flows from Investing Activities
Purchase of equipment and website development	(51,073)	(242,618)
Product development costs	(400,895)	(233,332)
Software development costs	(583,561)	(248,436)
Purchase of intangible assets	-	(6,008)
Net Cash Used in Investing Activities	(1,035,529)	(730,394)

Cash flows from Financing Activities
Proceeds from sale of common stock and warrants	5,211,428	-
Fees paid in connection with equity offerings	(816,017)	-
Warrants exercised for common stock	162,494	-
Series C redeemable preferred stock dividends	(225,000)	(225,000)
Net Cash Provided by (Used in) Financing Activities	4,332,905	(225,000)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(294,117)	(2,866,054)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	7,037,102	12,254,546
Cash, Cash Equivalents and Restricted Cash - End of Period	$6,742,985	$9,388,492

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Accrued Series C redeemable and Series F preferred stock dividends	$-	$32,934
Conversion of Series F preferred stock to common stock	201,000	-
Common stock issued to settle Series F Preferred stock dividends	48,389	-
Product development costs included in accounts payable and accrued expenses	69,595	-
Software development costs included in accounts payable	71,231	-
Website development included in accounts payable	-	21,255

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

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $5.9 million and a net loss of $5.5 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company had cash and cash equivalents of $6.7 million. As of September 30, 2023, the Company had working capital of $6.6 million compared to working capital as of December 31, 2022 of $7.1 million.

Given the Company’s cash position as of September 30, 2023, and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing. The Company may also raise funds through equity or debt offerings to accelerate the execution of its long-term strategic plan to develop and commercialize its core products and to fulfill its product development efforts.

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - BASIS OF PRESENTATION (CONTINUED)

Net loss per share and all share data for the three and nine months ended September 30, 2022 have been retroactively adjusted to reflect the 1-for-20 reverse stock split that occurred on April 21, 2023. See Note 6.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. The Company had cash equivalents of $6.2 million and $6.6 million as of September 30, 2023 and December 31, 2022, respectively.

RESTRICTED CASH

Restricted cash includes amounts held as collateral for company credit cards. Restricted cash included in Cash, Cash Equivalents and Restricted Cash, as presented on the Condensed Statements of Cash Flows amounted to $60 thousand as of September 30, 2023 and December 31, 2022.

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

REVENUE RECOGNITION

The Company’s revenues consist of product sales to either end customers, to distributors or direct bulk sales to the United States Veterans Health Administration. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the title of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payments are mostly prepaid, or in limited cases, due Net 30 days after the invoice date. The majority of prepaid contracts are with the United States Veterans Health Administration, which consists of the majority of the Company’s revenues. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates, or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when title transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination. For the three and nine months ended September 30, 2023 and 2022, none of our sales were recognized over time.

SALES TO DISTRIBUTORS AND RETAILERS

The Company maintains a reserve for unprocessed and estimated future price adjustments, claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. These reserves were not material as of September 30, 2023 and December 31, 2022.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in cost of goods sold and were $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, and $0.3 million and $0.5 million, respectively, for the three and nine months ended September 30, 2022.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE - NET

For the three and nine months ended September 30, 2023 and 2022, the Company’s revenues were primarily the result of shipments to VA hospitals and clinics, which are made in most cases on a prepaid basis. The Company also sells its products to distributors and retailers, typically providing customers with modest trade credit terms. Sales made to distributors and retailers are done with limited rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the accounts receivable allowance for doubtful accounts, as necessary whenever events or circumstances indicate the carrying value may not be recoverable. As of September 30, 2023 and December 31, 2022, the allowance for doubtful accounts was immaterial.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the first-in, first-out method.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of September 30, 2023, inventory was comprised of $0.8 million and $0.2 million, in finished goods on hand and inventory in-transit from vendors, respectively. As of December 31, 2022, inventory was comprised of $0.6 million and $1.2 million, in finished goods on hand and inventory in-transit from vendors, respectively.

The Company is required to partially prepay for inventory with certain vendors. As of September 30, 2023 and December 31, 2022, $0.5 million and $0.01 million of prepayments made for inventory, respectively, are included in prepaid expenses and other current assets on the balance sheet.

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

GOODWILL

Goodwill is reviewed annually in the fourth quarter, or when circumstances indicate that an impairment may have occurred. The Company first performs a qualitative assessment of goodwill impairment, which considers factors such as market conditions, performance compared to forecast, business outlook and unusual events. If the qualitative assessment indicates a possible goodwill impairment, goodwill is then quantitatively tested for impairment. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. If a quantitative goodwill impairment test is required, the fair value is determined using a variety of assumptions including estimated future cash flows using applicable discount rates (income approach) and comparisons to other similar companies (market approach). As of September 30, 2023, no indicators of impairment were noted.

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark LLC in 2016, the former subsidiary that was merged with and into the Company and are included in other intangible assets in the Company’s Condensed Balance Sheets as of September 30, 2023 and December 31, 2022.

As of September 30, 2023, the other intangible assets are comprised of patents of $1.4 million; trademarks of $0.8 million; and customer relationships of $0.9 million. As of December 31, 2022, the other intangible assets are comprised of patents of $1.7 million; trademarks of $0.9 million; and customer relationships of $1.2 million. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years, 20 years, and 10 years, respectively. During the three and nine months ended September 30, 2023, the Company had amortization expense of $0.2 million and $0.6 million, respectively. During the three and nine months ended September 30, 2022, the Company had amortization expense of $0.2 million and $0.6 million, respectively.

As of September 30, 2023, total amortization expense estimated for the remainder of fiscal year 2023 is $0.2 million. Amortization expense estimated for 2024 and 2025 is expected to be approximately $0.8 million per year, $0.6 million for 2026, $0.3 million for 2027, and approximately $0.5 million thereafter.

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

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Basic net loss attributable to common stockholders per share (“Basic net loss per share”) was computed using the weighted average number of common shares outstanding. Diluted net loss applicable to common stockholders per share (“Diluted net loss per share”) includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 59,728 shares of common stock and warrants to purchase 1,253,985 shares of common stock as of September 30, 2023, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 22,233 shares of common stock and warrants to purchase 214,769 shares of common stock as of September 30, 2022, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT COSTS

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and hardware development firms. The Company expenses all research and development costs as incurred until technological feasibility has been established for the product. Once technological feasibility is established, development costs including software and hardware design are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. For the three months ended September 30, 2023, the Company did not capitalize any product development. For the nine months ended September 30, 2023, the Company capitalized $0.5 million of such product development costs. For the three and nine months ended September 30, 2023, the Company capitalized $0.5 million and $0.7 million of such software development costs, respectively. For the three and nine months ended September 30, 2022, the Company capitalized $0.1 million and $0.2 million of such product development costs, respectively. For the three and nine months ended September 30, 2022, the Company capitalized $0.1 million and $0.2 million of such software development costs, respectively. Cumulatively, as of September 30, 2023 and December 31, 2022, approximately $0.9 million and $0.3 million, respectively, of capitalized product and software development costs arose from expenditures to a company considered to be a related party since it is controlled by the Company’s Vice-President of Engineering.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed financial statements upon adoption.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022
Salaries, payroll taxes and vacation	$238,453	$114,030
Merchant card fees	15,508	15,062
Professional fees	26,333	25,000
Management incentives	453,799	519,800
Lease liability	65,560	69,402
Dividends – Series C and F Preferred Stock	-	48,389
Inventory in transit	160,881	812,970
Other	250,471	135,837
Totals	$1,211,005	$1,740,490

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

Net loss per share and all share data as of and for the three and nine months ended September 30, 2022 have been retroactively adjusted to reflect the reverse stock splits in accordance with ASC 260-10-55-12, Restatement of EPS Data.

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

Series C Redeemable Preferred Stock

In May 2017, the Company authorized Series C Redeemable Preferred Stock. Holders of Series C Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For each of the three and nine months ended September 30, 2023, the Company recorded Series C Redeemable Preferred Stock dividends of $75 thousand and $225 thousand, respectively. For each of the three and nine months ended September 30, 2022, the Company recorded Series C Redeemable Preferred Stock dividends of $75 thousand and $225 thousand, respectively.

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

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Redeemable Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Redeemable Preferred Stock as temporary equity in the balance sheets as of September 30, 2023 and December 31, 2022 until such time that events occur that indicate otherwise.

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable as of September 30, 2023 and December 31, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Outstanding and Exercisable as of January 1, 2023	4,295,380	$120.39	3.60	$-
Issued	14,840,198	2.52	4.32	-
Issued prefunded warrants	3,440,000	0.02	-	-
Exercised prefunded warrants	(3,440,000)	0.02	-	-
Exercised warrants	(859,770)	2.52	-	-
Expiration of warrants	(186,316)	459.49	-	-
Outstanding and Exercisable as of September 30, 2023	18,089,492	$29.59	4.04	$-

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - STOCK INCENTIVE PLANS

2023 Stock Incentive Plan

On March 7, 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The aggregate maximum number of shares of common stock that may be issued under the 2023 Plan is 68,723 shares for fiscal 2023; thereafter, the maximum number is limited to 15% of the outstanding shares of common stock, calculated on the first business day of each fiscal quarter. As of September 30, 2023, the maximum number of shares of common stock that may be issued under the 2023 Plan is 198,753. Under the 2023 Plan, options which are forfeited or terminated, settled in cash in lieu of shares of common stock, or settled in a manner such that shares are not issued, will again immediately become available to be issued. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the 2023 Plan and will not again be available for issuance.

During the three and nine months ended September 30, 2023, the Company issued 2,000 stock options vesting over a period of four years to employees with an exercise price of $3.03 per share and 3,125 stock options vesting over a period of four years to employees with an exercise price of $2.92 per share. In addition, 9,900 fully vested stock options were granted to three non-employee Board directors at an exercise price of $3.03 per share and 10,275 fully vested stock options were granted to three non-employee Board directors at an exercise price of $2.92 per share. The aggregate fair value of the shares issued to the directors was $46 thousand. As of September 30, 2023, the unrecognized compensation cost related to non-vested stock options was $8 thousand.

During the three months and nine months ended September 30, 2023, the Company had 1,500 stock options forfeited under the 2023 Plan.

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

During the three months ended September 30, 2023, the Company did not issue any stock options. During the nine months ended September 30, 2023, the Company issued 3,125 stock options vesting over four years to employees with an exercise price of $3.80 per share and a total aggregate fair value of $11 thousand. In addition, 10,528 fully vested stock options were granted to four non-employee Board directors at an exercise price of $3.80 per share. The aggregate fair value of the shares issued to the directors was $35 thousand. As of September 30, 2023, the unrecognized compensation cost related to non-vested stock options was $46 thousand.

During the quarter ended March 31, 2022, the Company issued 21,517 shares of common stock vesting over periods ranging from 30 to 48 months with an aggregate fair value of $1.3 million to certain employees as inducement and incentive grants. During the quarter ended June 30, 2022, the Company issued 778 shares of common stock vesting on September 30, 2022 with an aggregate fair value of $18 thousand to certain non-employees in lieu of cash payment for services. No shares were issued during the three months ended September 30, 2022. As of September 30, 2022, the unrecognized compensation cost related to non-vested stock options was $0.1 million.

During the three months ended September 30, 2023, the Company had no stock options forfeited under the 2017 SIP. During the nine months ended September 30, 2023, the Company had 750 stock options forfeited under the 2017 SIP. During the three and nine months ended September 30, 2022, the Company had 1,250 stock options forfeited in both periods under the 2017 SIP.

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

During the three and nine months ended September 30, 2023, the Company did not issue any stock options under the 2013 LTIP. During the three months ended September 30, 2023, the Company had no stock options forfeited and during the nine months ended September 30, 2023, the Company had 1,250 stock options forfeited under the 2013 LTIP. As of September 30, 2023, the unrecognized compensation cost related to non-vested stock options was $0.3 million.

During the three months ended March 31, 2022, the Company issued 11,875 stock options (250 of which were forfeited during the three months ended June 30, 2022) vesting over a period of four years to employees with an exercise price of $67.20 per share and an option for 625 shares to a non-employee with a strike price of $44.00 per share with a total aggregate fair value of $0.7 million. In addition, 1,364 fully vested stock options were granted to six non-employee Board directors at an exercise price of $44.00 per share during the three months ended March 31, 2022. The aggregate fair value of the shares issued to the directors was $51 thousand. A total of 1,106 stock options were granted to two Advisory Board members at strike prices ranging from $36.00 to $36.40 per share, vesting over periods up to one year during the three months ended June 30, 2022 with a total aggregate fair value of $34 thousand. During the three months ended September 30, 2022, the Company issued 1,125 stock options vesting over four years to employees with an exercise price of $21.80 and 545 stock options with 100% cliff vesting in one year to non-employees with a strike price of $21.80 with a total aggregate fair value of $54 thousand. In addition, 2,294 fully vested stock options were granted to five non-employee Board directors at an exercise price of $21.80 during the three months ended September 30, 2022. The aggregate fair value of the shares issued to the directors was $73 thousand. As of September 30, 2022, the unrecognized compensation cost related to non-vested stock options was $0.4 million.

Stock based Compensation Expense

Total stock based compensation expense during the three and nine months ended September 30, 2023 pertaining to awards under the 2023 Plan, the 2017 SIP and the 2013 LTIP amounted to $0.4 million and $1.2 million, respectively. Total stock based compensation expense during the three and nine months ended September 30, 2022, pertaining to awards under the 2017 SIP and 2013 LTIP amounted to $0.5 and $1.2 million, respectively.

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

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a new five-year lease agreement in June 2020 for new warehouse space located in Louisville, Kentucky. The Right of Use (ROU) asset value added as a result of this new lease agreement was $0.3 million. The Company’s ROU asset and lease liability accounts reflect the inclusion of this lease in the Company’s balance sheets as of September 30, 2023 and December 31, 2022. The current monthly rent of $6.6 thousand increased from the commencement amount of $6.4 thousand, in September 2023 in accordance with the 3% annual increase.

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the three and nine months ended September 30, 2023, total operating lease cost was $25.4 thousand and $76.2 thousand, respectively, and is recorded in direct operating costs and general and administrative expenses, dependent on the nature of the leased asset. Operating leases cost for the three and nine months ended September 30, 2022 amounted to $25.2 thousand and $75.8 thousand, respectively, and was recorded in direct operating costs and general and administrative expenses. Operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next three years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of September 30, 2023:

Year Ending December 31,
2023 (for the remainder of 2023)	$19,800
2024	80,000
2025	54,400
Total future minimum lease payments	$154,200
Less imputed interest	(18,482)
Total present value of future minimum lease payments	$135,718

As of September 30, 2023
Operating lease right-of-use assets	$128,718

Accrued expenses	$65,560
Other long-term liabilities	70,158
$135,718

As of September 30, 2023

Weighted Average Remaining Lease Term	1.92
Weighted Average Discount Rate	13.00%

NOTE 9 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through November 9, 2023, which is the date these condensed financial statements were available to be issued. Management has determined that there were no subsequent events which required recognition, adjustment to or disclosure to the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2023, should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 (this “Form 10-Q”). This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions concerning future events and is subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform to these statements to actual results.

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

Results of Operations

Three and nine months ended September 30, 2023, compared with the three and nine months ended September 30, 2022.

Revenue, Cost of Goods Sold, and Gross Profit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$2,367,227	$2,751,570	$7,503,940	$9,769,951
Cost of Goods Sold	769,956	1,047,204	2,444,401	3,860,176
Gross Profit	$1,597,271	$1,704,366	$5,059,539	$5,909,775
Profit Margin	67%	62%	67%	60%

We experienced a 14% decrease in revenue for the three months ended September 30, 2023 and a 23% decrease in revenue for the nine months ended September 30, 2023, as compared to the same periods ended September 30, 2022. Results in the prior year period included one-time sales of Freedom Alert 911+ 4G units replacing older 3G units no longer supported by national cellular network carriers.

Gross profit margin was 67% for the three and nine months ended September 30, 2023, respectively, up from 62% and 60% for the three and nine months ended September 30, 2022, respectively, as a result of improvements in the Company’s supply chain management, including a return to transpacific shipping (versus air freight) from our Asia based contract manufacturers and lower fulfilment costs to our customers.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Expenses	2023	2022	2023	2022
Direct operating cost	$266,746	$345,972	$841,974	$1,156,959
Advertising costs	57,195	68,170	190,588	68,170
Selling and Marketing	636,643	264,528	1,620,109	728,746
Research and development	242,697	374,842	806,851	841,917
General and administrative	1,901,516	2,575,105	6,759,135	7,025,674
Other (income) expense	54,296	3,222	133,261	35,306
Depreciation and amortization	217,767	210,632	649,468	599,686
Total Expenses	$3,376,860	$3,842,471	$11,001,386	$10,456,458

Direct Operating Cost

The $0.1 million and $0.3 million decrease in direct operating cost for the three and nine months ended September 30, 2023, respectively, compared to the same periods ended September 30, 2022, was primarily driven by a reduction in warranty claims related to the sunsetting of 3G cellular support by the national cellular network carriers. In the nine months ended September 30, 2022, while we were not obligated to upgrade our customers with 3G PERS units to 4G compatible units, we chose to replace those units still under warranty and to cover all such replacement costs.

Advertising Costs

The $0.1 million increase in advertising costs for the nine months ended September 30, 2023 compared to the same period ended September 30, 2022, was driven by the initiation and continuation in 2023 of social media advertising and web-based advertising to support our eCommerce platform.

Selling and Marketing

The $0.4 million and $0.9 million increase in selling and marketing expenses for the three and nine months ended September 30, 2023, respectively, was driven by the additional sales personnel and their related expenses.

Research and Development

The Company entered calendar year 2022 with no new products in the product development pipeline and has been working diligently on developing new PERS hardware and other software-based solutions for our customers. As a result, our research and development expense for the three and nine months ended September 30, 2023, compared to the same periods ended September 30, 2022, decreased by $0.1 million and $35 thousand as we complete development efforts and begin to release the new PERS hardware and software based solutions in Q4’23.

General and Administrative

General and administrative costs decreased $0.7 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods ended September 30, 2022, which was driven by lower recruiting cost and costs not incurred during the three months ended September 30, 2023 that were incurred during the three months ended September 30, 2022 related to the preparation of the August 22, 2022 Annual Meeting.

Other Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other Income	2023	2022	2023	2022
Interest income	$88,975	$44,587	$149,914	$57,747
Other Income	$246,138	$-	$246,138	$-
Total Other Income	$335,113	$44,587	$396,052	$57,747

During the three and nine months ended September 30, 2023, the Company recorded $0.3 million and $0.4 million, respectively, of other income, which was driven by the generation of interest income from its cash balances and the receipt of a refund from the Internal Revenue Services (“IRS”) in connection to our application of an Employee Retention Credit for businesses that had employees and were affected during the COVID-19 pandemic.

Liquidity and Capital Resources

Sources of Liquidity

The Company generated an operating loss of $1.8 million and a net loss of $1.4 million for the three months ended September 30, 2023 and generated an operating loss of $5.9 million and a net loss of $5.5 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company had cash and cash equivalents of $6.7 million. At September 30, 2023, the Company had working capital of $6.6 million. During the nine months ended September 30, 2023, the Company received proceeds of $5.2 million from the issuance of Common Stock, warrants, and the exercise of Common Stock purchase warrants.

Given our cash position as of September 30, 2023 and our projected cash flow from operations, we believe we will have sufficient capital to sustain operations for the twelve months from the date of the filing of our condensed financial statements. We may raise funds through equity or debt offerings to accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Cash Flows

Cash Used in Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $3.6 million. During the nine months ended September 30, 2022, net cash used in operating activities was $1.9 million. Our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms (net 30).

Cash Used in Investing Activities

During the nine months ended September 30, 2023, we purchased $51 thousand in equipment and invested $1.0 million in product development and software development. During the nine months ended September 30, 2022, we purchased $0.2 million in equipment and invested $0.5 million in product development and software development.

Cash Provided by (Used in) Financing Activities

	Nine Months Ended September 30,
Cash flows from Financing Activities	2023	2022
Proceeds from sale of common stock and warrants	$5,211,428	$-
Fees paid in connection with equity offerings	(816,017)	-
Warrants exercised for common stock	162,494	-
Series C redeemable preferred stock dividends	(225,000)	(225,000)
Net Cash Provided by (Used in) Financing Activities	$4,332,905	$(225,000)

During the nine months ended September 30, 2023, we completed a registered public offering of common stock and warrants, whereby we received proceeds of $5.2 million and paid fees of $0.8 million. In addition, we received proceeds of $0.2 million for the exercise of warrants into common stock. During the nine months ended September 30, 2023 and 2022, we paid Series C Redeemable Preferred Stock dividends amounting to $0.2 million each period.

Impact of Inflation

We believe that our business has been modestly impacted by inflationary trends during the past two fiscal years. However, continued domestic inflation may increase our cost of fulfilment in fiscal year 2024 through higher labor and shipping costs, as well as our operating and overhead expenses. Should inflation become a continuing factor in the worldwide economy, it may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. We have been able to maintain our profit margins through higher productivity, better supply chain management, efficiency improvements, and cost reduction programs.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2023, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2023. Management has not completed such evaluation under the 2013 Committee of Sponsoring Organizations (“COSO”) framework, but concluded, based on the material weaknesses in our internal controls over financial reporting described below, that our disclosure controls and procedures were not effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we had difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within our accounting and financial reporting functions.

As reported in our Annual Report on Form 10-K for the period ended December 31, 2022, the Company retained a Corporate Controller, who is a Certified Public Accountant in the state of California, with over 10 years of public accounting, audit and accounting experience to assist in completing our remediation procedures for the material weaknesses identified regarding the following:

-	Management had not completed an assessment of the Company’s internal controls over financial reporting based on the 2013 COSO framework. Management has concluded that, during the first nine months of 2023, its internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP.

-	Due to a limited number of accounting personnel, the Company has historically had difficulty accounting for complex transactions and has limited segregation of duties within the accounting department.

Management is in the process of completing the 2013 COSO framework and finalizing the design/implementation of our internal controls. Additional time is required to fully document our systems, implement control procedures, and test their operating effectiveness before we can conclude that we have fully remediated our material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

LogicMark, Inc.

Date: November 9, 2023	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)