Form 10-K
period 2023-12-31
LogicMark, Inc.
filed 2024-04-16
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the second fiscal quarter, was approximately $3,776,400 based on a closing price of $2.92 per share on such date. Shares of Common Stock held by each director, each officer and each person who owns 10% or more of the outstanding Common Stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 2,196,612 shares of its Common Stock outstanding as of April 12, 2024.

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

ii

PART I

Item 1. Business

LogicMark, Inc. (NASDAQ: LGMK) (“LogicMark”, the “Company”, “we”, “us” or “our”) provides personal emergency response systems (“PERS”), health communications devices, and Internet of Things (“IoT”) technology that creates a connected care platform. The Company’s devices provide people with the ability to receive care at home and age independently. The Company’s PERS devices incorporate two-way voice communication technology directly in the medical alert pendant and provide life-saving technology at a customer-friendly price point aimed at everyday consumers. These PERS technologies, as well as other personal safety devices are sold direct-to-consumer through the Company’s eCommerce website and Amazon.com, through dealers and distributors, as well as directly to the United States Veterans Health Administration (“VHA”). The Company was awarded a contract by the U.S. General Services Administration (“GSA”) that enables the Company to distribute its products to federal, state, and local governments (the “GSA Agreement”).

Overview

LogicMark builds technology to remotely check, manage and monitor a loved one’s health and safety. The Company is focused on modernizing remote monitoring to help people stay safe and live independently longer. We believe there are five trends driving the demand for better remote monitoring systems:

1.	The “Silver Tsunami”. With 10,000 Baby Boomers turning 65 daily in the U.S. every day, there will be more older adults than children under 18 for the first time in the near future. With 72 million “Baby Boomers” in the United States, they are not only one of the largest generations but the wealthiest. Unlike generations before them, Baby Boomers are reliant and comfortable with technology. Most of them expect to live independently in their current home or downsize to a smaller home as they get older.

2.	Shift to At-Home Care. As it stands, the current healthcare system is unprepared for the resource strain and is shifting much of the care elderly patients used to receive at a hospital or medical facility to the patient’s home. The rise of digital communication to support remote care exploded during the COVID-19 pandemic. The need for connected and remote monitoring devices is more necessary and in-demand than ever before.

3.	Rise of Data and IoT. Doctors and clinicians are asking patients to track more and more vital signs. Whether it’s how they’re reacting to medication or tracking blood sugar, patients and their caregivers are participating in their healthcare in unprecedented ways. Consumers are using data collected from connected devices like never before. This data can be used to prevent health emergencies as technology companies use machine learning (“ML”) / artificial intelligence (“AI”) to learn patient patterns and alert the patient and their care team of potential emergencies, leading to a switch from predicting potential problems to reacting to current state of problems after they occur.

4.

Lack of Healthcare Workers. It’s estimated that 20% of healthcare workers quit during the COVID-19 pandemic. Many healthcare workers who were working during the COVID-19 pandemic suffered from burnout, exhaustion, and demoralization due to the COVID pandemic. There were not enough healthcare workers to support our entire population throughout the pandemic, let alone enough to support our elderly population. The responsibility of taking care of elderly family members is increasingly falling on the family, and they need help.

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

Together, we believe these trends have produced a large and growing market opportunity for LogicMark. The Company enjoys a strong base of business with the VHA and plans to expand to other government agencies after being awarded the five-year GSA Agreement in July 2021.

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

Our longstanding partnership with the VHA is a good example. LogicMark has sold over 850,000 PERS devices to the U.S. government since 2012. The signing of the GSA Agreement in 2021 further strengthened our partnership with the government and expanded our ability to capture new sales. We envision a continued focus on growing the healthcare channel during 2024 given lower acquisition costs and higher customer unit economics.

In addition to the healthcare channel, LogicMark also expects to continue growth in sales volume through its direct-to-consumer channel. It is estimated that approximately 70% of PERS customers fall into the direct-to-consumer category. Family members regularly conduct research and purchase PERS devices for their loved ones through online websites. The Company expects traditionally higher customer acquisition costs to be balanced by higher sales growth and lower sales cycles with an online channel.

With the growth in IoT devices, data driven solutions using AI and ML are helping guide the growth of the PERS industry. In both the healthcare and direct-to-consumer channels, product offerings can include 24/7 emergency response, fall detection, location tracking and geo-fencing, activity monitoring, medication management, caregiver and patient portals, concierge services, telehealth, vitals monitoring, and customer dashboards. These product offerings are primarily delivered via mobile and home-base equipment. LogicMark will also continue to pursue research and development partnerships to grow our product offering.

Our PERS Products

LogicMark produces a range of products within the PERS market as a result of the Company’s 2016 acquisition of LogicMark, LLC, the former wholly owned subsidiary of the Company and now a division of the Company. Historically, the Company has differentiated itself by offering “no monthly fee” products, which only require a one-time purchase expense, instead of a contract with recurring monthly charges.

The “no monthly fee” products contact family, friends or 911 directly, eliminating the recurring monthly fee from a monitoring center, making it one of the most cost-effective options on the market. LogicMark offers both traditional (i.e., landline), mPERS (i.e., cell-based), and Internet (i.e., Wi-Fi-based) solutions. Our no monthly fee products are sold primarily to the VHA.

PRODUCT	FEATURES
GUARDIAN ALERT 911 PLUS

●     Two-way voice via pendant

●     911 direct dial

●     4G cellular connection; no Wi-Fi or landline necessary

●     Can be used on the go

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

In the past, LogicMark has offered monitored products that were exclusively sold to consumers by monitored resellers and distributors. LogicMark sold its devices to the resellers and distributors, who in turn offered the monitoring component to their consumers as part of their product and service offerings. The resellers would own the device and then lease the PERS hardware to the consumer. The resellers would charge the consumers a monthly monitoring fee for the lease of the PERS equipment and associated monitoring service. These products were monitored by a third-party central station. During 2023, the Company began selling the LifeSentry Monitored PERS products direct-to-consumers through the Company’s website. In addition, the Company began selling the Freedom Alert Plus and Freedom Alert Mini in the last quarter of 2023 whereby the Company would lease the PERS equipment and charge the monthly monitoring fee for the monitoring services.

PRODUCT	FEATURES
LifeSentry	● Two-way voice via pendant ● Connects to central station ● Landline necessary ● Water resistant ● 6–12 month rechargeable battery life ● Monthly monitoring fee charged
FREEDOM ALERT PLUS

●    Fall Detection

●    Caregiver Calls and Notifications

●    911 Call-Forwarding

●    Two-Way Voice Communication

●    Wi-Fi Connection and location services in an emergency

●    FREE Care Village Mobile App on Android & iOS

●    5-7 Day Battery Life

●    Water-Resistant (IP-67)

●    Splash-Resistant for the Shower and Bath

●    Monthly monitoring fee

●   24/7 US based emergency operators

●   Touchscreen

FREEDOM ALERT MINI

●    4G LTE
●    Fall Detection
●    GPS & Wi-Fi Location Services
●    24/7 US based emergency operators
●    Mobile Device
●    Geofencing Notification
●    2-4-day Battery Life with Battery Save Mode and 30-day Battery Life with Battery Save Mode Off
●    Two-Way Voice Communication
●    IP-67 Water-Resistant
●    Small Form Factor
●    Free Connected Care Mobile App for iOS & Android
●    Emergency Notifications for Caregivers
●    Device Battery Monitoring
●    Device Set-Up and Bluetooth Pairing

●    Monthly monitoring fee

In early 2024, the Company released Aster, an on-the-go personal safety app that provides 24/7 monitoring along with a Bluetooth button in order to maximize ease of use and convenience.

PRODUCT	FEATURES
Aster

●   Home-Screen Slider: Contacts Emergency Services immediately

●   “Hold Until Safe” Button: Connects to Emergency Services upon release

●   Countdown Timer: Scheduled Timer signaling followers to check-in

●   Follow Me: Schedule events to request followers to check-in after

●   Bluetooth Button: Clips to keys or purse to contact Emergency Services immediately

Bluetooth Button

●   Pairs with Aster app: Press the button three times to connect to Emergency Services

●   Clips to your keys for immediate access to Emergency Services

●   Add to a purse, backpack, or briefcase for extra peace of mind

●   200-foot Bluetooth connection range

●   5-month battery life

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

As technology and innovation have improved, barriers to entry have been lowered in the PERS sector. This has resulted in a highly fragmented market with many competitors, mostly privately held, who are solely dedicated to providing PERS. Other competitors, many of which are divisions of large publicly traded companies, offer PERS solutions in an effort to leverage their call center operations in place for other parts of their business. Competition is also found from companies in the healthcare, telecommunications and home and commercial security sectors.

Competitors may have greater financial, technical, and personnel resources, broader distribution networks, a larger portfolio of intellectual property and customers. Success in acquiring new customers is dependent on a variety of factors, including brand and reputation, market visibility, service and product capabilities, quality, price, and the ability to identify and sell to prospective customers. Our approach is to grow our product capabilities as well as key partnerships. The Company has switched from a reactive holistic personal safety perspective approach to using data to anticipate potential problems. These steps are expected to help us benefit from the favorable trends and growing demand for PERS in the direct-to-consumer and healthcare channels. In particular, the growing demand from the aging baby boomer generation, of which 10,000 boomers turn 65 each day.

Our Care Economy and Business Strategy

2022 was a rebuilding year for the Company after the COVID-19 restrictions in 2020 and 2021 led to VHA hospital and clinic closures and their refocus away from patient long-term care to dealing with the immediacy of COVID-19 infections. In 2021, the Company also underwent a change in management and with that a change in business strategy. In 2022, we continued our plan to establish a foundation for future growth by building a durable model, with a recurring revenue base to generate significant cash flow, and by developing innovative software and services solutions to expand into the broader care economy. In 2023, we invested in a number of new verticals, which included the release of our first direct-to-consumer monitored product and our Freedom Alert Mini, which is designed for our established government business.

The number of Americans 65 and older make up more than 23% of the US population (over 80 million people) and more than 90% of those over 50 would like to age at home. We believe that our existing PERS and medical alert systems provide this “silver tsunami” of seniors seeking to continue living independently, the ability to stay safe, comfortable, and content in their own home. Our customers’ increasingly mobile and active lifestyles have created new opportunities for us in the fast-growing market for self-monitored products and mobile technology. We plan to continue to grow our unmonitored PERS business, which for those who are on low or fixed income and/or require long charge devices, is a cost effective and potentially life-saving product. However, we continue to see strong opportunities to build and expand our business into monitored services. We plan to continue expanding our cell-based (mPERS) product line to provide a multi-layer safety support using CPaaS, LogicMark’s Caring Platform as a Service, which allows us to integrate with various third-party connected and wearable devices so that we can better serve our customers whether they are at home or on-the-go.

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

Our Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We currently rely and will continue to rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. Since the Company’s acquisition in 2016, we have filed thirty-four new patent applications, twenty-one of which have been awarded to date.

We enter into confidentiality agreements with all our employees and consultants and maintain control over access to and distribution of our technology, software, and other proprietary information.

Government Regulations

In order to sell any products to the U.S. government, companies are required to obtain approval from the GSA and must obtain a GSA authorization number. The Company obtained GSA approval to sell its products to the federal government when it was awarded the five-year GSA Agreement in July 2021. Our U.S. government contract is subject to a large number of federal regulations and oversight requirements. Compliance with the array of government regulations requires extensive record keeping and the maintenance of complex policies and procedures relating to all aspects of our business, as well as to work performed for us by any subcontractors. In addition, government contracts are subject to audits and oversight by government inspectors at various points in the contracting process.

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

On June 1, 2023, the Company was incorporated in the State of Nevada by merging its predecessor entity with and into its wholly-owned subsidiary, LogicMark, Inc., a Nevada corporation, pursuant to an agreement and plan of merger, dated as of June 1, 2023. Such Nevada entity survived and succeeded to the assets, continued the business and assumed the rights and obligations of LogicMark, Inc., the Delaware corporation that existed immediately prior to the effective date of such agreement.

Our principal executive office is located at 2801 Diode Lane, Louisville, KY 40299, and our telephone number is (502) 519-2419.

Our website address is www.logicmark.com. The information contained therein or connected thereto shall not be deemed to be a part of or incorporated into this Report.

Employees

As of April 12, 2024, we had a total of 26 full-time employees, one part-time employee and three long-term contractors. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be very good. Our future success depends on our continuing ability to attract and retain highly qualified personnel. In addition, we have fractional independent contractors whose services we are using on an as-needed basis to assist us in all areas.

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

The Company generated an operating loss of $15.3 million and a net loss of $14.6 million for the year ended December 31, 2023, compared to an operating loss of $6.9 million and a net loss of $6.9 million for the year ended December 31, 2022. As of December 31, 2023, the Company had cash and cash equivalents and stockholders’ equity of $6.4 million and $13.1 million, respectively, compared to cash and cash equivalents and stockholders’ equity of $7.0 million and $21.0 million, respectively, as of December 31, 2022. As of December 31, 2023, the Company had working capital of $6.0 million, compared to working capital on December 31, 2022, of $7.1 million. We cannot provide any assurance that we will be able to raise additional cash from equity financing, secure debt financing, and/or generate revenue from the sales of our products. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

The loss or material reduction of significant customer contracts, including the termination of the GSA Agreement, would have a material adverse effect on our results of operations and cash flows.

Our historical operations depend on, and a significant portion of our revenue is derived from our contract with the GSA. While we believe that our business relationship with the GSA is strong, any change in that relationship, including without limitation, the termination of the GSA Agreement, would have a significant adverse impact on our revenue, operating cash flow and financial results; and we would likely be faced with a decision to initiate cost reduction actions that would largely include reductions for personnel and assets affected by the contract loss. The loss, without replacement, of our contract with the GSA could also have a material adverse effect on our ability to win new business and our future operating results.

Our inability to win or renew government contracts during regulated procurement processes or preferences granted to certain bidders for which we would not qualify could harm our operations and significantly reduce or eliminate our profits.

U.S. government contracts are awarded through a regulated procurement process. The U.S. government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery, indefinite quantity (“IDIQ”) contracts, which generally require those contractors who have previously been awarded contracts to engage in an additional competitive bidding process. The increased competition may require us to make sustained efforts to reduce costs to realize revenue and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.

The U.S. government has also increased its use of contracts in which the client qualifies multiple contractors for a specific program and then awards specific task orders or projects among the qualified contractors, which have the potential to create pricing pressure and to increase our costs by requiring us to submit multiple bids and proposals. The competitive bidding process entails substantial costs and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. Further, the U.S. government has announced specific statutory goals regarding awarding prime and subcontracts to small businesses, women-owned small businesses, service-disabled veteran-owned businesses and small disadvantaged businesses, which may obligate us to involve such businesses as subcontractors with respect to these contracts, resulting in lower margins than when we sell direct. While we are unaware of any reason why our status as a public company would negatively impact our ability to compete for and be awarded government contracts, our inability to win or renew government contracts during regulated procurement processes or as a result of the policies pursuant to which these processes are implemented could harm our operations and significantly reduce or eliminate our profits.

Further, our U.S. government contracts are subject to termination by the U.S. government either at its convenience or upon the default of the contractor. Termination for convenience provisions provides only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses imposes liability on the contractor for excess costs incurred by the U.S. government in re-procuring undelivered items from another source. Any decisions by the U.S. government to not exercise contract options or to terminate, cancel, delay, modify or curtail our major programs or contracts would adversely affect our revenues, revenue growth and profitability.

Our failure by us to continue to generate task orders or fulfill our obligations under an IDIQ contract with the GSA, or our inability to secure an IDIQ contract with the GSA, would have a material adverse effect on our financial condition and results of operation.

Our contract with the GSA provides for the issuance by the government of orders for our PERS products under the GSA Agreement and contains a multi-year term with unfunded ceiling amounts, which allow but do not commit the GSA to purchase from us. Additionally, although we currently do not have an IDIQ contract with the GSA, we may not be able to secure an IDIQ contract with the GSA. A failure to be awarded task orders under any contracts with the government would have a material adverse effect on our results of operations and financial conditions. Additionally, any failure by us to fulfill our contractual obligations under these government contracts, or to secure an IDIQ contract with the GSA, would result in substantially reduced revenue and profits and would have a material adverse effect on our financial condition and results of operation. Our ability to fulfill our contractual obligations may be limited by our ability to devote sufficient resources and limited by availability of material supplies. If we do not fulfill our contractual obligations in a timely manner, we may experience delays in product delivery which would postpone receipt of revenue from those delayed deliveries. Additionally, if we are consistently unable to fulfill the orders and other related obligations, this may be a disincentive to customers to award large contracts to us in the future until they are comfortable that we can effectively manage the orders, or even result a termination of an existing contract.

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

We Are Exposed to Risks Related to Cybersecurity.

Although we maintain systems and processes that are designed to protect the security of our computer systems, software, networks and other technology, there is no assurance that all of our security measures will provide absolute security. Any material incidents could cause us to experience financial losses that are either not insured against or not fully covered through any insurance maintained by us and increased expenses related to addressing or mitigating the risks associated with any such material incidents. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Despite our efforts to ensure the integrity of our systems, as cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat the measures that we or our vendors take to anticipate, detect, avoid or mitigate such threats. Certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and we may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until discovered, and because cyberattacks can originate from a wide variety of sources. If our information security systems or data are compromised in a material way, our ability to conduct our business may be impaired, we may incur financial losses and we may incur costs to remediate possible harm and/or to pay fines or take other action which could have a material adverse impact on our business.

The Company employs a multi-layered approach to security and recovery in the event of a cybersecurity attack. There exists the possibility that our third-party data backup and recovery service provider may also be impaired during a targeted cybersecurity attack, which would prevent us from rapidly recovering access to the data required to process orders and continue regular operations. A localized attack affecting the physical data centers used by the Company’s cloud computing platform would affect our ability to continue operations until data can be shifted to a parallel data center. There also exists the remote possibility that our data backup and recovery provider would be affected by the same localized event, further impairing our ability to rapidly restore operations.

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

Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our supply chains in China. China’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade. The United States government has called for substantial changes to foreign trade policy with China and has raised (as well as has proposed to further raise in the future), tariffs on several Chinese goods. China has retaliated with increased tariffs on United States goods. Moreover, China and Hong Kong’s legislatures have adopted national security laws to substantially change the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. The laws increase the power of the central government in Beijing over Hong Kong, limit the civil liberties of residents of Hong Kong and could restrict the ability of businesses in Hong Kong to continue to conduct business or to continue to conduct business as previously conducted. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China and the former presidential administration implemented an executive order revoking Hong Kong’s preferential trade status. The United States currently imposes the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. Any further changes in United States trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. Any changes in United States and China relations may have a material adverse effect on our supply chains in China which could materially harm our business and financial condition.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2023, we remediated certain matters that constituted material weaknesses in our internal controls over financial reporting. See Item 9A “Controls and Procedures” of this Report for further discussion on our internal controls.

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

The uncertainty caused by inflation, conflict, loss of life and disaster connected to ongoing armed conflicts between Ukraine and Russia in Europe and Israel and Hamas in the Middle East, and the foreign and domestic government sanctions imposed on Russia as a result of its invasion of Ukraine, and global supply chain disruptions have also caused greater volatility in the financial markets as well as the events involving the Federal Deposit Insurance Corporation’s (“FDIC”) decision to place Silicon Valley Bank (“SVB”) and Signature Bank into receivership. A change or disruption in the global financial markets for any reason, including adverse public health developments, may cause consumers, businesses, and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products could decrease and differ materially from current expectations. Further, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us or possible insolvencies of our customers could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.

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

Our PERS devices may become obsolete if we do not effectively respond to rapid technological change on a timely basis.

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

The market price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

●	variations in our revenues and operating expenses;

●	actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our Common Stock, other comparable companies, or our industry generally;

●	market conditions in our industry, the industries of our customers and the economy as a whole;

●	actual or expected changes in our growth rates or our competitors’ growth rates;

●	developments in the financial markets and worldwide or regional economies;

●	announcements of innovations or new products or services by us or our competitors;

●	announcements by the government relating to regulations that govern our industry;

●	sales of our Common Stock or other securities by us or in the open market;

●	changes in the market valuations of other comparable companies; and

●	other events or factors, many of which are beyond our control, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the outbreak of COVID-19, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

Our Common Stock is currently listed on the Nasdaq Capital Market. If we are unable to maintain listing of our Common Stock on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell shares of Common Stock that they hold.

Our Common Stock is currently listed on the Nasdaq Capital Market (“Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements.

In the event that our Common Stock is delisted from Nasdaq due to our failure to continue to comply with any requirement for continued listing on Nasdaq, and is not eligible for listing on another exchange, trading in the shares of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Open Market or the other markets operated by the OTC Markets Group Inc. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have developed and continue to enhance our cybersecurity governance program to help protect the security of our computer systems, software, networks, and other technology assets against material risks from cybersecurity threats, including unauthorized attempts to access confidential information or to disrupt or degrade our business operations. Our cybersecurity governance program is strategically integrated into our broader risk management framework and aims to (1) proactively manage cyber and information security risks at the Company, (2) implement the internal controls required by cybersecurity regulatory requirements as well as the Company’s information security control objective documents and information security standards, and (3) improve the efficiency, maturity, and effectiveness of technology functions and processes.

To date, risks from cybersecurity threats have not materially affected us, and we currently do not expect that the risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Despite our efforts to ensure the integrity of our computer systems, software, networks, and other technology assets, we may not be able to anticipate, detect, or recognize threats to our systems and assets, or to implement effective preventative measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex, and are often not recognized until discovered.

Governance

Our Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats and oversees risks associated with cybersecurity threats. The Board’s Audit Committee is central to the Board’s oversight of cybersecurity risks and has primary responsibility for this area. The Audit Committee is composed of independent directors with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Our Chief Financial Officer (“CFO”) with the assistance of IT support plays a pivotal role in informing the Audit Committee on cybersecurity risks. He provides comprehensive briefings to the Audit Committee as needed. These briefings encompass a broad range of topics, including any emerging threats, the status of ongoing cybersecurity initiatives, and incident reports and learnings from any cybersecurity events that may occur. The Audit Committee actively participates and offers guidance in strategic decisions related to cybersecurity. This involvement helps ensure that cybersecurity considerations are integrated into our broader strategic objectives.

Our CFO works closely with our IT support to assess, monitor, and manage our cybersecurity risks. Our IT support regularly informs our Chief Executive Officer (“CEO”) and CFO of all aspects related to cybersecurity risks and incidents. This helps ensure that the highest levels of management are kept abreast of the cybersecurity potential risks facing the Company. Furthermore, significant cybersecurity matters and strategic risk management decisions, if any, are escalated to our Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

Item 2. Properties.

Our principal executive offices are located at 2801 Diode Lane, Louisville, Kentucky 40299. On June 15, 2020, we entered into a new five-year and two-month lease agreement for warehouse space at the Louisville, Kentucky facility. The current monthly rent for the space is $6,600 and this lease agreement expires in August 2025.

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

As of April 12, 2024, there were approximately 90 holders of record of our Common Stock. This number does not include shares of Common Stock held by brokerage clearing houses, depositories, or others in unregistered form.

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

Recent Sales of Unregistered Securities

On August 7, 2023, the Company granted Ms. Simmons 62,000 shares of restricted Common Stock under the Company’s 2023 Stock Incentive Plan, in accordance with the terms of her employment agreement with the Company. Such shares vest over four years commencing July 3, 2023, with a quarter to vest on the anniversary of the grant, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company. Also on August 7, 2023, the Company granted Mr. Archer and FLG Partners, of which Mr. Archer is a partner, an aggregate of 22,000 shares of restricted Common Stock under the Company’s 2023 Stock Incentive Plan. Such shares vest over which vest commencing on July 3, 2023, with 1/4 of such shares to vest on July 3, 2024, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, so long as such grantee’s provide their applicable services to the Company for each such quarter.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

LogicMark, Inc. provides PERS, health communications devices, and “IoT” technology that creates a connected care platform. The Company’s devices provide people with the ability to receive care at home and age independently and to check, manage and monitor a loved one’s health and safety remotely. The Company’s PERS devices incorporate two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a consumer-friendly price point aimed at everyday consumers. The Company is focused on modernizing remote monitoring to help people stay safe and live independently longer. The PERS technologies, as well as other personal safety devices, are sold through dealers and distributors, the Company’s eCommerce website (logicmark.com) and Amazon.com, as well as directly to the VHA. The Company enjoys a strong base of business with the VHA and plans to expand to other government agencies after being awarded the five-year GSA Agreement in 2021.

Fiscal Year 2023 Highlights

November 2023 Warrant Inducement Transactions

On November 21, 2023, the Company entered into inducement agreements with certain of its warrant holders (the “Inducement Agreements”), pursuant to which the Company induced such warrant holders to exercise for cash their warrants to purchase up to approximately 909,059 shares of Common Stock, at a lower exercise price of (x) $2.00 per share (for the common stock purchase warrants issued pursuant to a public offering by the Company that closed on September 15, 2021 (the “Existing September 2021 Warrants”)) and (y) $2.00 per one and one-half share (for the common stock purchase warrants issued pursuant to a public offering by the Company that closed on January 25, 2023 (the “Existing January 2023 Warrants” and together with the Existing September 2021 Warrants, the “Existing Warrants”)), during the period from the date of the Inducement Agreements until December 20, 2023. In consideration therefore and upon exercise by such holders of their respective Existing Warrants, the Company agreed to issue such holders new common stock purchase warrants as follows: (A) Series A Warrants to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing September 2021 Warrants (up to 80,732 shares), at an exercise price of $2.00 per Series A Warrant Share; and (B) Series B Warrants to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing January 2023 Warrants (up to 1,382,058 shares), at an exercise price of $2.00 per one and one-half Series B Warrant Share. Of the Series A Warrants issued, 50% consisted of Series A-1 Warrants, which are immediately exercisable and expire on the Termination Date (as defined in the Existing September 2021 Warrants) and 50% consisted of Series A-2 Warrants, which will be exercisable at any time on or after the Stockholder Approval Date (as defined in the Inducement Agreements) and have a term of exercise of five and a half years from the date of the initial closing of the Inducement Agreement transactions. Of the Series B Warrants issued, 50% consisted of Series B-1 Warrants, which are immediately exercisable and expire on the Termination Date (as defined in the Existing January 2023 Warrants) and 50% consist of Series B-2 Warrants, which will be exercisable at any time on or after the Stockholder Approval Date and have a term of exercise of five years and a half years from the date of the Initial Closing.

Appointment of Directors

On October 27, 2023, the Board appointed both Thomas W. Wilkinson and Carine Schneider as members of the Board. The appointments of Mr. Wilkinson and Ms. Schneider were approved by the Company’s stockholders at the December 20, 2023 Annual Meeting.

On April 1, 2023, Sherice R. Torres notified the Board of her resignation from the Board, effective April 7, 2023. On January 22, 2024, Mr. Wilkinson notified the Board of his resignation from the Board, effective January 22, 2024. The resignations of Ms. Torres and Mr. Wilkinson as directors were not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Results of Operations

Year ended December 31, 2023, compared with the year ended December 31, 2022.

Revenue, Cost of Goods Sold, and Gross Profit

	Twelve Months Ended
	December 31,
	2023	2022	$ Change	% Change
Revenue	$9,929,629	$11,916,482	$(1,986,853)	-17%
Cost of Goods Sold	3,269,967	4,685,639	(1,415,672)	-30%
Gross Profit	$6,659,662	$7,230,843	$(571,181)
Profit Margin	67%	61%

We experienced a 17% decrease in revenue for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Results in the prior year period included sales of Freedom Alert 911+ 4G units replacing older 3G units no longer supported by national cellular network carriers, a one-time sales opportunity.

Gross profit margin for the year ended December 31, 2023, was 67%, up from 61% in the year ended December 31, 2022, as a result of improvements in the Company’s supply chain management, including a return to transpacific shipping (versus air freight) from our Asia based contract manufacturers and lower fulfilment costs to our customers.

Operating Expenses

	Twelve Months Ended
	December 31,
Operating Expenses	2023	2022	$ Change	% Change
Direct operating cost	$1,142,596	$1,455,450	$(312,854)	-21%
Advertising cost	270,709	105,672	$165,037	156%
Selling and marketing	2,206,091	1,094,628	1,111,463	102%
Research and development	982,684	1,241,265	(258,581)	-21%
General and administrative	8,478,947	9,037,794	(558,847)	-6%
Other expense	147,506	374,389	(226,883)	-61%
Goodwill impairment	7,815,000	-	7,815,000	100%
Depreciation and amortization	944,596	828,137	116,459	14%
Total Expenses	$21,988,129	$14,137,335	$7,850,794

Direct Operating Cost

The $0.3 million decrease in direct operating cost for the year ended December 31, 2023, compared to December 31, 2022, was primarily driven by a reduction in warranty claims accepted by the Company related to the sunsetting of 3G cellular support by the national cellular network carriers.

Advertising Costs

The $0.2 million increase in advertising costs for the year ended December 31, 2023, compared to December 31, 2022, was driven by the initiation and continuation in 2023 of social media advertising and web-based advertising to support our eCommerce platform and Amazon.com business.

Selling and Marketing

The $1.1 million increase in selling and marketing expense for the year ended December 31, 2023, compared to December 31, 2022, was driven by hiring additional sales personnel and their related expenses.

Research and Development

The Company entered calendar year 2023 with new products in the product pipeline and ended the year with the release of two of those new products. The nature of development work completed in 2023 resulted in more costs being capitalized versus 2022. As a result, $1.6 million of development work was capitalized in 2023 versus $1.0 million of development work was capitalized in 2022.

General and Administrative

General and administrative costs decreased $0.6 million for the year ended December 31, 2023, compared to the December 31, 2022 period. This was mostly driven by lower consulting costs as we were able to hire additional full-time employees.

Goodwill Impairment

The Company performed a quantitative assessment of goodwill and assessed trends of market capitalization for the year ended December 31, 2023, which showed declines throughout the year compared to prior year levels and determined that the carrying value of its goodwill exceeded its fair value. As a result, the Company recorded a non-cash, impairment charge to write down goodwill by $7.8 million.

As of December 31, 2022, the Company determined that there were no indicators present to suggest that it was more likely than not that the fair value of goodwill was less than the carrying amount.

Other Income and Expense

	Twelve Months Ended
	December 31,
Other Income	2023	2022	$ Change	% Change
Interest income	$221,871	$119,483	$102,388	86%
Other income	246,138	-	246,138	100%
Total Other Income	$468,009	$119,483	$348,526	292%

During the fiscal year ended 2023, the Company recorded $0.2 million of interest income generated from its cash balances and the receipt of a $0.2 million refund from the Internal Revenue Service in connection with our application of an employee retention credit for businesses that had employees who were affected during the COVID-19 pandemic.

Benefit (Provision) for Income Taxes

For the year ended December 31, 2023, the Company recorded a tax benefit of $0.3 million, or 2.09% of the loss before income taxes, which differed from the tax benefit at the 21% statutory rate, primarily due to changes in the valuation allowance. For the year ended December 31, 2022, the Company recorded a tax expense of $0.1 million, or (2.02)% of the loss before income taxes, which differed from the tax benefit at the 21% statutory rate primarily due to changes in the valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

The Company generated an operating loss of $15.3 million and a net loss of $14.6 million for the year ended December 31, 2023. As of December 31, 2023, the Company had cash and cash equivalents of $6.4 million. At December 31, 2023, the Company had working capital of $6.0 million, compared to working capital as of December 31, 2022 of $7.1 million. During the year ended December 31, 2023, the Company received gross proceeds of $6.4 million from the issuance of Common Stock, warrants, as well as from the exercise of Common Stock purchase warrants in connection with a warrant inducement transaction.

Given our cash position as of December 31, 2023 and our projected cash flow from operations, we believe we will have sufficient capital to sustain operations for the next year. We may also raise funds through equity or debt offerings to accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Cash Flows

Cash Used in Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $4.3 million. During the year ended December 31, 2022, net cash used in operating activities was $3.6 million. Our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms (net 30).

Cash Used in Investing Activities

During the year ended December 31, 2023, we invested $0.1 million in equipment and website development and invested $1.3 million in product and software development. During the year ended December 31, 2022, we purchased $0.3 million in equipment and website development and invested $1.0 million in product and software development.

Cash Provided by (Used in) Financing Activities

	Twelve Months Ended December 31,
Cash flows from Financing Activities	2023	2022
Proceeds from sale of Common Stock and exercise of warrants	$5,211,428	$-
Fees paid in connection with equity offerings	(1,026,607)	-
Warrants exercised for Common Stock	1,165,156	-
Series C Redeemable Preferred Stock dividends	(300,000)	(300,000)
Net Cash Provided by (Used in) Financing Activities	$5,049,977	$(300,000)

During the fiscal years ended 2023 and 2022, we paid Series C Redeemable Preferred Stock dividends amounting to $0.3 million. During the fiscal year ended 2023, we completed a registered public offering of Common Stock and warrants, whereby we received proceeds of $5.2 million and paid fees of $0.8 million. In addition, we received proceeds of $1.2 million and paid fees of $0.2 million for the inducement transaction whereby holders exercised their warrants into Common Stock.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on conditions in the U.S. in general. During the year ended December 31, 2022, the impact of the COVID-19 pandemic significantly affected our results of operations as we experienced meaningful reductions in customer demand for our products and services. During this period, the Company continued to identify and assess risks and modify operating plans following guidance from national, state, and local governmental and health authorities. Although we continued to experience minimal supply chain disruption, customer demand was noticeably weaker. During this time period, we took several proactive measures to protect the Company’s balance sheet and strengthen its liquidity position, including making additional cost reductions through selected headcount reductions, discretionary spending reductions, corporate travel suspension, and service provider and other expense reductions.

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

In 2023, we began to build a durable business model, a recurring revenue base to generate significant cash flow, to invest in efficient growth and to develop innovative software and services solutions to expand into the broader Caring Economy. We invested in a number of new verticals in the consumer, pro-care/healthcare and corporate benefits lines of business and expanded further into our established government line of business. Although we have made strides in expanding, the Company did face a drop in revenue mainly due to the sunsetting of the 3G PERS units to a 4G replacement unit in 2022 that did not occur in 2023.

We believe that our business has been modestly impacted by inflationary trends during the past three fiscal years. However, continued domestic inflation may increase our cost of fulfilment in fiscal year 2024 through higher labor and shipping costs, as well as our operating and overhead expenses. Should inflation become a continuing factor in the worldwide economy, it may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. We have been able to maintain our profit margins through higher productivity, better supply chain management, efficiency improvements, and cost reduction programs.

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

Revenue Recognition

The Company’s revenues primarily consist of product sales to either end customers or to distributors. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payment terms are generally due upfront. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates, or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfilment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination.

During the year ended December 31, 2023, the Company released new offerings which include leasing hardware coupled with monthly subscription services. We account for the revenue from its lease contracts by utilizing the single component accounting policy. This policy requires the Company to account for, by class of underlying asset, the lease component and non-lease component(s) associated with each lease as a single component if two criteria are met: (1) the timing and pattern of the lease component and the non-lease component are the same and (2) the lease component would be classified as an operating lease, if accounted for separately. The Company has determined that the leased hardware meets the criteria to be an operating lease and has the same timing and pattern of transfer as the monthly subscription services. The Company has elected the lessor practical expedient within ASC 842, Leases (“ASC 842”) and recognizes, measures, presents, and discloses the revenue for the new offering based upon the predominant component, either the lease or non-lease component. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers (“ASC 606”) for its leased hardware for which it has estimated that the non-lease components of the new offering is the predominant component of the contract.

Inventory

The Company performs regular reviews of inventory quantities on hand through periodic cycle counts and a comprehensive year-end inventory count and evaluates the realizable value of its inventories. The Company will adjust the carrying value of the inventory as necessary with the write-down for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. The inventory is valued at the lower of cost or net realizable value with cost determined using the first-in, first-out method.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item 7A as we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The Company’s financial statements, notes to the financial statements, and the report of the Company’s independent registered public accounting firm required to be filed in response to this Item 8 begin on page F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2023.

The Company completed the following procedures in order to remediate the material weaknesses identified and as reported in our Annual Report on Form 10-K for the period ended December 31, 2022:

-	Management completed an assessment of the Company’s internal controls over financial reporting based on the criteria set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as “COSO”.

-	Management finalized the design and implementation of internal controls and disclosure controls and procedures, including hiring additional accounting personnel, implementing controls related to accounting for complex transactions and ensuring appropriate segregation of duties are in place.

Management has concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth in the report entitled Internal Control-Integrated Framework published by COSO. Management has completed an evaluation under the criteria set forth in Internal Control-Integrated Framework, and as such our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm, as we are neither an accelerated filer nor a large accelerated filer and are not required to provide such a report.

Limitations of the Effectiveness of Internal Control

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of a person, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

Other than the remediation procedures described above, there were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2023, covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our executive officers and directors and their ages and positions are as follows:

			Date First Elected or
Name	Age	Position	Appointed
Chia-Lin Simmons	51	Chief Executive Officer and Director	June 14, 2021
Mark Archer	67	Chief Financial Officer	July 15, 2021
Robert Curtis	69	Director	July 25, 2018
John Pettitt	61	Chairman of the Board and Director	March 15, 2022
Barbara Gutierrez	61	Director	May 17, 2022
Carine Schneider	60	Director	October 27, 2023

Chia-Lin Simmons, Chief Executive Officer, and Director

Chia-Lin Simmons has served as CEO and a director of the Company since June 14, 2021. From 2016 to June 2021, Ms. Simmons served as the CEO and co-founder of LookyLoo, Inc., an artificial intelligence social commerce company. Ms. Simmons served as a member of the Board of Directors for Servco Pacific Inc., a global automotive and consumer goods company with businesses in mobility, automotive distribution and sales, and entertainment from 2017 to 2022 and currently serves as a member of its Investment board.  She is also a member of the Board of Directors of New Energy Nexus, an international organization that supports clean energy entrepreneurs with funds, accelerators and networks as well as a member of the Board of Directors for Chromocell, a biotech company developing treatments for chronic pain. From 2014 to 2016, Ms. Simmons served as Head of Global Partner Marketing at Google Play, prior to which, between 2010 and 2014, she served as VP of Marketing & Content for Harman International. She has served as a senior executive or VP at a number of companies, including VP of Strategic Alliances at Audible / Amazon as well as Director of Business Development at AOL / Time Warner. Ms. Simmons received her B.A. in Communications, Magna cum Laude and Phi Beta Kappa, from the University of California, San Diego in 1995. She also received her M.B.A. from Cornell University in 2002, where she was a Park Leadership Fellow, and her J.D. from George Mason University in 2005, and is currently a licensed attorney in the State of New York. The Company believes that Ms. Simmons’ broad technology industry expertise, her experience in product development and launch, and her role as CEO give her the qualifications and skills to serve as a member of the Board.

Mark Archer, Chief Financial Officer

Mark Archer has served as the permanent CFO of the Company since February 15, 2022, and previously served as our Interim CFO from July 15, 2021, to February 15, 2022. Mr. Archer also serves as a partner at FLG Partners, a Silicon Valley CFO and board advisory consultancy firm. Mr. Archer has over 40 years of financial and operational experience, including assignments in high growth technology and consumer products companies. Prior to joining FLG Partners in 2021, from 2017 to 2020, Mr. Archer served as Executive Vice President and Chief Financial Officer of Saxco International LLC, a private equity owned middle market distributor of glass and other rigid packaging solutions to the wine, beer and spirits industries. From 2016 to 2018, Mr. Archer served as President and Chief Executive Officer of Swarm Technology LLC, a growth stage technology company selling hardware and software services based on IoT architecture. He has served as either Chief Financial Officer or Chief Executive Officer at a number of other public and privately held companies. Mr. Archer received both his B.S. degree in Business Administration and an M.B.A. in Finance, from the University of Southern California, where he was a Presidential Scholar.

Robert Curtis, Director

Robert Curtis has served as a director of the Company since July 25, 2018. Dr. Curtis is a 36-year veteran in the biosciences industry. Since 2012, Dr. Curtis has served as a consultant to emerging technology companies in his role at Curtis Consulting & Communications, LLC. From 2014 to 2016, he served as the Executive Chairman and Director of the Trudeau Institute in Saranac Lake, New York and prior to that position, he was Chief Executive Officer (CEO) of the Regional Technology Development Corporation from 2007 to 2012, a non-profit organization in Woods Hole, Massachusetts, where he was responsible for identifying and commercializing technology from the Marine Biological Laboratory and the Woods Hole Oceanographic Institute. Prior to such roles, Dr. Curtis has been a founder and CEO of several companies, including HistoRx, Inc., a tissue proteomics company, Cape Aquaculture Technologies, Inc., which developed enhanced non-genetically modified fish, and Lion Pharmaceuticals/Phoenix Drug Discovery LLC, which developed and commercialized university-based technology from some of the leading biomedical institutions in the world. He assisted in the founding of Environmental Operating Solutions, Inc., which applied denitrification technology to wastewater, and which was sold in 2017. He was a co-founder of and CEO of CombiChem, Inc., which was sold to Dupont Pharmaceuticals, and served as founding President and CEO of MetaMorphix, Inc., a joint venture between Genetics Institute, Inc., and The Johns Hopkins School of Medicine. Prior to these entrepreneurial endeavors, Dr. Curtis held senior management positions at Pharmacopeia, Inc., Cambridge Neuroscience, Inc., and Pfizer, Inc. He also served as Assistant Professor of Pharmacy Practice at the University of Illinois Medical Center in Chicago. He currently serves on the Board or as an advisor to a number of private entrepreneurial companies and has served as judge for the annual MIT $100K Business Plan Entrepreneurial Award. He is Chairman of Fundraising for the Falmouth Commodores of the Cape Cod Baseball League. Dr. Curtis holds a BS in Pharmacy from the Massachusetts College of Pharmacy, a Pharm.D. from the University of Missouri, and an MBA from Columbia University. Dr. Curtis’ significant experience in the biosciences, healthcare, and technology sector as well as his operational background gives him the qualifications and skills necessary to serve as a director of our Company.

John Pettitt, Chairman of the Board

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

Barbara Gutierrez, Director

Barbara Gutierrez has served as a director of the Company since May 17, 2022. Ms. Gutierrez began her career in public accounting and has directed and improved the financial operations of public, private equity, and privately held companies, with extensive experience with capital transactions like initial public offerings, capital raises, and merger and acquisition transactions. She currently serves as Chief Financial Officer of Modivcare, Inc (Nasdaq: MODV) and previously served as CFO of InnovAge Holding Corp. (Nasdaq: INNV) from 2017 to 2023. She has served as Chief Financial Officer and Chief People Services Officer for Hero DVO, LLC and in senior leadership roles at Strad Energy Services, Jones Knowledge Group, PhyCor, and HealthOne. She has also served as a board member of Jones International University, Camp Fire Girls of Colorado (where she served as treasurer of the Board), and corporate secretary for Strad Energy Services, a TSX-traded company. Ms. Gutierrez is a graduate, magna cum laude, of the University of Denver, and is a certified public accountant and chartered global management accountant. Ms. Gutierrez is qualified to serve on the Board because she is an accomplished leader with more than 30 years of experience in executive and financial leadership roles with high growth, entrepreneurial companies in a range of industries.

Carine Schneider, Director

Carine Schneider has served as director of the Company since October 27, 2023. She is an experienced and well-connected leader and author in the private market and global compensation industry with deep experience working in consulting, technology & financial services. Ms. Schneider is a co-founder of Compass Equity Strategic Advisors, a strategic advisory firm, based in Menlo Park, California. She was named one of the 100 Influential Women in Silicon Valley by the Silicon Valley Business Journal (2017), one of “17 Women to Watch” in 2017 by Brown Brothers Harriman Center on Women and Wealth and received the 2019 ProShare Award for Services to Employee Share Ownership. In March 2022 she was named one of the 20 Most Inspiring Women Leaders by Women Leaders Magazine. In 2021, she published her first book, “The Democratization of the Private Market”. Ms. Schneider was formerly the President, Nasdaq Private Market (NPM), CEO of Certent, founder and CEO of Global Shares, Partner at PwC, Director of Strategic Planning with Morgan Stanley, President of AST Private Company Solutions, Inc. and was the Leader of the Global Stock Plan Services at Towers Watson. Ms. Schneider served on the Board of Directors of Certent, Global Shares and The Professional Business Women of California (PBWC). In 1992, Ms. Schneider was the founding Executive Director of the National Association of Stock Plan Professionals (NASPP). In 1999, Ms. Schneider founded the Global Equity Organization (GEO). Ms. Schneider has served as Chair Emeritus in for GEO since July 2017. Ms. Schneider was also a founding Board Member of the Santa Clara University CEP Program, having served as its Chair twice. Ms. Schneider started her career in 1985 and worked as a Manager of Shareholder Relations at Oracle Corporation from September 1985 to May 1988, where she assisted in the initial public offering and managed all aspects of the company’s various stock plans. Ms. Schneider speaks Dutch and English. She received her degree in Psychology & Sociology from the University of California in 1985. She served as president and a member of the board of directors of AST Private Company Solutions, Inc. from June 2, 2019 to June 15, 2023. Ms. Schneider was a partner at Nua Group, LLC from July 1, 2017 to December 13, 2018. She is a frequent speaker at conferences around the world, including President Obama’s 2016 Global Entrepreneurial Summit. She was invited to join the inaugural class of Fellow Global Equity (FGE) in 2019. We believe that Ms. Schneider is qualified to serve on the Board because she has significant financial expertise, consulting, global compensation, entrepreneurial, and technological expertise.

Board Committees

Our Board has an audit committee (“Audit Committee”), a compensation committee (“Compensation Committee”) and a corporate governance and nomination committee (“Corporate Governance and Nomination Committee”). Each committee has a charter, which is available on our website at www.logicmark.com. Information contained on our website is not incorporated herein by reference. Each of the Board committees has the composition and responsibilities described below. As of April 12, 2024, the members of such committees are:

Audit Committee – Barbara Gutierrez*(1), Robert Curtis and John Pettitt

Compensation Committee – Carine Schneider*, Robert Curtis and John Pettitt

Corporate Governance and Nomination Committee – Robert Curtis*, Barbara Gutierrez, and Carine Schneider

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

The Audit Committee oversees our corporate accounting and financial reporting process and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The responsibilities of the Audit Committee include, among other matters:

●	Selecting and recommending to our Board the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;

●	Approving the fees to be paid to the independent registered public accounting firm;

●	Helping to ensure the independence of our independent registered public accounting firm;

●	Overseeing the integrity of our financial statements;

●	Preparing an audit committee report as required by the SEC to be included in our annual proxy statement;

●	Reviewing major changes to our auditing and accounting principles and practices as suggested by our Company’s independent registered public accounting firm, internal auditors (if any) or management;

●	Reviewing and approving all related party transactions;

●	Reviewing our significant risks or exposures, including the policies to govern the process by which risk assessment and risk management is implemented including, without limitation, policies relating to cybersecurity; and

●	Overseeing our compliance with legal and regulatory requirements.

In 2023, the Audit Committee held four (4) electronic or virtual meetings, at which all of the members of the then current Audit Committee were present.

The Audit Committee operates under a written charter adopted by our Board that satisfies the applicable standards of Nasdaq.

Compensation Committee

The members of our Compensation Committee are Robert Curtis, John Pettitt and Carine Schneider. Mr. Pettitt, Dr. Curtis, and Ms. Schneider are each “independent” within the meaning of the Nasdaq Rules. In addition, each member of the Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. The Compensation Committee assists the Board in the discharge of its responsibilities relating to the compensation of the members of the Board and our executive officers. Ms. Schneider serves as Chairperson of the Compensation Committee.

The Compensation Committee’s compensation-related responsibilities include:

●	Assisting our Board in developing and evaluating potential candidates for executive positions and overseeing the development of executive succession plans;

●	Reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our CEO;

●	Reviewing, approving, and recommending to our Board on an annual basis the evaluation process and compensation structure for our other executive officers;

●	Providing oversight of management’s decisions concerning the performance and compensation of other Company officers, employees, consultants, and advisors;

●	Reviewing our incentive compensation and other stock-based plans and recommending changes in such plans to our Board as needed, and exercising all the authority of our Board with respect to the administration of such plans;

●	Reviewing and recommending to our Board the compensation of independent directors, including incentive and equity-based compensation; and

●	Selecting, retaining, and terminating such compensation consultants, outside counsel and other advisors as it deems necessary or appropriate.

In 2023, the Compensation Committee held six (6) electronic or virtual meetings, at which all of the members of the then current Compensation Committee were present.

The Compensation Committee operates under a written charter adopted by our Board that satisfies the applicable standards of Nasdaq.

Corporate Governance and Nomination Committee

The members of the Corporate Governance and Nomination Committee are Robert Curtis, Barbara Gutierrez, and Carine Schneider. Dr. Curtis, and Mses. Gutierrez and Schneider are each “independent” within the meaning of the Nasdaq Rules. In addition, each member of the Corporate Governance and Nomination Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. One of the main purposes of the Corporate Governance and Nomination Committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. Dr. Curtis serves as Chairman of the Corporate Governance and Nomination Committee.

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

In 2023, the Corporate Governance and Nomination Committee held one (1) telephonic meeting, at which all of the members of the then current Corporate Governance and Nomination Committee were present.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our current directors or executive officers has, during the past ten years:

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he or she was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

Been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

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

Except as may be set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Family Relationships

There are no relationships between any of the officers or directors of the Company.

Director Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Code of Ethics

The Board has adopted a Code of Business Ethics and Conduct (the “Code of Conduct”) which constitutes a “code of ethics,” as defined by applicable SEC rules and a “code of conduct,” as defined by applicable rules of Nasdaq. We require all employees, directors, and officers, including our principal executive officer and principal financial officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our CEO, CFO, and other finance department personnel with respect to full and accurate reporting. The Code of Conduct is available on our website at www.logicmark.com. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website. Information contained on or that may be obtained from our website is not and shall not be deemed to be a part of this Report.

Delinquent Section 16(a) Reports

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. Based solely upon a review of these reports filed electronically with the SEC and certain written representations provided to us by such persons, we believe that all reports required to be filed by our directors, executive officers and holders of more than 10% of our Common Stock pursuant to Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2023 were filed on a timely basis except for one Form 3 filed by Thomas Wilkinson.

Item 11. Executive Compensation.

The disclosure relating to the shares of Common Stock under this “Executive Compensation” section reflects the reverse stock split of the Common Stock that was effected by the Company on April 21, 2023.

Summary Compensation Table for Fiscal Years 2023 and 2022

The following table sets forth all plan and non-plan compensation for the last two fiscal years paid to individuals who served as the Company’s principal executive officers, as required by Item 402(m)(2) of Regulation S-K of the Securities Act. We refer to these individuals collectively as our “named executive officers.”

						Nonequity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)(3)	($)	($)	($)	($)(4)	($)
Chia-Lin Simmons	2023	500,000	375,000	181,040	-	-	-	29,669	1,085,709
Chief Executive Officer (1)	2022	475,472	247,800	685,978	-	-	-	31,251	1,440,501
Mark Archer	2023	572,617	-	64,240	-	-	-	28,979	665,836
Chief Financial Officer (2)	2022	530,628	-	396,944	-	-	-	16,952	944,524

(1)	Ms. Simmons was appointed the Company’s CEO and member of the Board on June 14, 2021. Ms. Simmons was granted 13,328 shares of restricted Common Stock that vest over four years commencing October 15, 2021, with a quarter to vest on the anniversary of the grant, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company. Ms. Simmons was granted 10,208 shares of restricted Common Stock that vest over four years commencing January 3, 2022, with a quarter to vest on the anniversary of the grant, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company. Ms. Simmons was granted 62,000 shares of restricted Common Stock that vest over four years commencing July 3, 2023, with a quarter to vest on the anniversary of the grant, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company.

(2)

Mr. Archer was appointed the Company’s Interim CFO on July 15, 2021, and was appointed the Company’s permanent CFO on February 15, 2022. Salary reflects compensation received by FLG Partners for Mr. Archer’s services along with his salary from the Company. Additional details regarding Mr. Archer’s compensation are summarized below under “Employment Agreements.” Mr. Archer was granted 6,470 shares of restricted Common Stock that vest over three years commencing on February 15, 2022, with a quarter to vest on July 15, 2022, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested, provided, however, that if Mr. Archer terminates or ceases to provide services during such three-month period, the portion of the shares that would otherwise vest at the end thereof will vest as of Mr. Archer’s termination or cessation of services. Mr. Archer and FLG were granted 20,900 and 1,100 shares of restricted Common Stock, respectively, that vest over three years commencing on July 3, 2023, with a quarter to vest on July 3, 2024, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested, provided, however, that if Mr. Archer or FLG terminates or ceases to provide services during such three-month period, the portion of the shares that would otherwise vest at the end thereof will vest as of Mr. Archer’s and FLG’s termination or cessation of services.

(3)	Amounts reported in this column reflect the grant date fair value of the restricted stock award granted during the fiscal years ended December 31, 2023, and 2022, as computed in accordance with Financial Accounting Standards Board (“FASB”) ASC 718.

(4)	Other compensation includes primarily employer-paid health insurance.

Employment Agreements

Chia-Lin Simmons

On June 14, 2021, the Company entered into an employment agreement with Chia-Lin Simmons (the “Prior Agreement”), pursuant to which she was appointed our CEO and a member of the Board, effective June 14, 2021, in consideration for an annual cash salary of $450,000. The Prior Agreement provided for incentive bonuses as determined by the Board, a one-time sign-on bonus of $50,000, and employee benefits, including health and disability insurance, in accordance with the Company’s policies, and remains in effect until her employment with the Company is terminated.

Additionally, pursuant to the Prior Agreement and as a material inducement to her acceptance of employment with the Company, the Company offered Ms. Simmons a stock award of 13,328 shares of restricted Common Stock. Such stock award was approved by the Board’s compensation committee and the shares were issued in accordance with Nasdaq Listing Rule 5635(c)(4) outside of our 2013 Long-Term Stock Incentive Plan (“2013 LTIP”) and our 2017 Stock Incentive Plan (“2017 SIP”), vesting over a four-year period commencing on October 15, 2021, with a quarter to vest on the anniversary of that date, and thereafter in quarterly amounts until such award has fully vested, so long as Ms. Simmons remains in the service of the Company.

On November 2, 2022, the Company executed an executive employment agreement (the “Simmons Agreement”) with Ms. Simmons, effective as of June 14, 2022, and which supersedes the Prior Agreement. The term of the Simmons Agreement commenced on June 14, 2022, and continues through and until August 31, 2025 (the “Term”), unless terminated on an earlier date pursuant to the terms set forth in the Simmons Agreement. Pursuant to the Simmons Agreement, Ms. Simmons will receive an annual base salary of $500,000 (the “Base Salary”) and will be eligible to receive an annual bonus as of such effective date (the “Annual Bonus”). The Annual Bonus will have a maximum amount of 100% of Ms. Simmons’ base salary and is contingent upon Ms. Simmons meeting certain annual goals (the “Annual Bonus Goals”) as approved by the Board. Following the close of each fiscal year, the Board’s compensation committee will determine the Annual Bonus within the guidance under the Annual Bonus Goals. The Simmons Agreement also provides that subject to the approval of the Board, Ms. Simmons will be granted restricted shares of Common Stock from time to time during the Term so that the aggregate number of such restricted shares of Common Stock held of record by Ms. Simmons at all times during the Term equals six percent (6%) of the Company’s aggregate issued and outstanding stock as of the applicable date of grant. The Simmons Agreement also provides for certain employee benefits.

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

Mark Archer

Effective July 15, 2021, the Board appointed Mr. Archer as Interim CFO of the Company. In connection with the appointment, the Company entered into an agreement, effective July 15, 2021, with FLG Partners (the “FLG Agreement”), of which Mr. Archer is a partner, pursuant to which the Company agreed to pay FLG Partners $500 per hour for its engagement of Mr. Archer’s services as Interim CFO. The FLG Agreement also requires the Company to indemnify Mr. Archer and FLG Partners in connection with Mr. Archer’s services to the Company. The FLG Agreement has an indefinite term and is terminable by the Company or FLG Partners upon 60 days’ prior written notice.

Effective February 15, 2022, the Board appointed Mr. Archer as our permanent CFO. In connection with the appointment, the Company and FLG Partners entered into an amendment to the FLG Agreement, dated February 15, 2022 (the “Amendment”), pursuant to which the Company agreed to amend the fee payable to FLG Partners to $10,000 per week, to permit Mr. Archer to separately invoice the Company for administrative charges of $2,000 per month, payable to Mr. Archer only, and to the issuance of 6,470 restricted shares of Common Stock to Mr. Archer and 341 restricted shares of Common Stock to FLG Partners, a quarter of each such issuance to vest on July 15, 2022, with subsequent vesting at 6.25% for each three-month period thereafter. Mr. Archer did not receive any securities of the Company in connection with the FLG Agreement or the Amendment during the fiscal year ended December 31, 2021.

A brief description of the 2013 LTIP and the 2017 SIP is contained in Note 9 of the Notes to the Financial Statements.

Other Compensation

We provide standard health insurance benefits to our executive officers, as we do with all other eligible employees. We believe these benefits are consistent with the broad-based employee benefits provided at the companies with whom we compete for talent and therefore are important to attracting and retaining qualified employees. Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our named executive officers during the years ended December 31, 2023, and 2022. We do not have any pension, or profit-sharing programs for the benefit of our directors, officers, or other employees. The Board may recommend adoption of one or more such programs in the future.

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

Outstanding Equity Awards at 2023 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by our named executive officers as of December 31, 2023. Each award to each named executive officer is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Excercisable)	Number of Securities Underlying Unexercised Options (# Unexcercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chia-Lin Simmons (1) (2) (3)	-	-	-	-	-	70,400	1,787,081	-	-
Mark Archer (4) (5) (6)	-	-	-	-	-	24,696	208,365	-	-

(1)	Ms. Simmons was granted 13,328 shares of restricted Common Stock that vest over four years commencing on October 15, 2021, with a quarter to vest on the anniversary of the grant date, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for such quarter.

(2)

Ms. Simmons was granted 10,208 shares of restricted Common Stock that vest over four years commencing on January 3, 2022, with a quarter to vest on the anniversary of the grant date, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for such quarter.

(3)	Ms. Simmons was granted 62,000 shares of restricted Common Stock that vest over four years commencing on July 3, 2023, with a quarter to vest on the anniversary of the grant date, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for such quarter.

(4)

Mr. Archer and FLG were granted 6,470 and 341 shares of restricted Common Stock, respectively, that vest over three years commencing on February 15, 2022, with a quarter to vest on July 15, 2022, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested, provided, however, that if Mr. Archer or FLG terminates or ceases to provide services during such three-month period, the portion of the shares that would otherwise vest at the end thereof will vest as of Mr. Archer’s or FLG’s termination or cessation of services.

(5)

Mr. Archer and FLG were granted 20,900 and 1,100 shares of restricted Common Stock, respectively, that vest over three years commencing on July 3, 2023, with a quarter to vest on July 3, 2024, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested, provided, however, that if Mr. Archer or FLG terminates or ceases to provide services during such three-month period, the portion of the shares that would otherwise vest at the end thereof will vest as of Mr. Archer’s or FLG’s termination or cessation of services.

(6)	Amounts reflect the grant date fair value of such award granted, as computed in accordance with FASB ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

Director Compensation for Fiscal Year 2023

During the year ended December 31, 2023, each of our non-employee directors earned fees paid or to be paid in cash and stock options for serving on our Board. Such compensation was paid to each director in quarterly installments. The following table reflects all compensation awarded to and earned by the Company’s directors for the fiscal year ended December 31, 2023.

Director Compensation for Fiscal Year 2023

Name	Fees Earned ($)	Stock Awards ($)	Stock Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Barbara Gutierrez	65,000	-	30,002	-	-	1,707	96,709
Carine M. Schneider	11,550	-	-	-	-	2,289	13,839
John Pettitt	85,750	-	30,002	-	-	-	115,752
Major General David Gust, USA, Ret.	20,000	-	-	-	-	841	20,841
Michael D’Almada-Remedios, PhD	6,222	-	-	-	-	-	6,222
Robert Curtis	63,000	-	30,002	-	-	5,837	98,839
Sherice Torres	15,750	-	10,002	-	-	-	25,752
Thomas W Wilkinson	11,000	-	-	-	-	-	11,000

(1)	The board directors each received stock options, which were exercisable for shares of Common Stock at an average price of approximately $3.26 per share.

(2)	The Company reimbursed board directors for travel-related expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 12, 2024, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding voting securities;

●	each of our named executive officers;

●	each of our directors; and

●	all of our named executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable for shares of Common Stock, Series C Preferred Stock or Series F Preferred Stock within sixty (60) days of April 12, 2024. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the holders named in the table below have sole voting and investment power with respect to all shares of Common Stock, Series C Preferred Stock or Series F Preferred Stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our Common Stock, Series C Preferred Stock and Series F Preferred Stock held by each holder or group of holders named above, any shares of Common Stock, Series C Preferred Stock or Series F Preferred Stock that such holder or holders has the right to acquire within sixty (60) days of April 12, 2024 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other holder. The presentation of the shares of Common Stock and Series C Preferred Stock on the following table reflects the Company’s reverse stock splits of its Common Stock and Series C Preferred Stock that were effected on April 21, 2023. The inclusion herein of any shares of Common Stock, Series C Preferred Stock or Series F Preferred Stock listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of each beneficial owner listed in the table below is c/o LogicMark, Inc., 2801 Diode Lane, Louisville, KY 40299.

	Shares Beneficially Owned
	Common Stock		Series C Preferred Stock		Series F Preferred Stock		% Total Voting
Name of Beneficial Owner	Shares (1)	% (1)	Shares	%	Shares	%	Power (1)(2)
Non-Director or Officer 5% Stockholders:
Anson Investments Master Fund LP (3)	162,047	6.87%	-	-	-	-	6.86%
Alpha Capital Anstalt (4)	191,356	8.34%	-	-	106,333	100%	8.33%
Giesecke+Devrient Mobile Security America, Inc. (5)	-	-	10	100%	-	-	*

Directors and Executive Officers:
Chia-Lin Simmons, Chief Executive Officer and Director (6)	131,736	6.00%	-	-	-	-	6.00%
Mark Archer, Chief Financial Officer (7)	28,811	1.31%	-	-	-	-	1.31%
Robert Curtis, Director (8)	38,012	1.70%	-	-	-	-	1.70%
John Pettitt, Director (9)	35,755	1.60%	-	-	-	-	1.60%
Barbara Gutierrez, Director (10)	35,528	1.59%	-	-	-	-	1.59%
Carine Schneider, Director (11)	17,418	*	-	-	-	-	*
Directors and Executive Officers as a Group (6 persons)	287,260	12.37%	-	-	-	-	12.36%

*	Less than 1%

(1)	The number of shares owned and the beneficial ownership percentages set forth in these columns are based on 2,196,612 shares of Common Stock issued and outstanding as of April 12, 2024. Shares of Common Stock issuable pursuant to options, preferred stock or warrants currently exercisable or exercisable within sixty (60) days are considered outstanding for purposes of computing the percentage beneficial ownership of the holder of such options, preferred stock, or warrants; they are not considered outstanding for purposes of computing the percentage of any other stockholder. Exercises of certain warrants and conversions of certain shares of preferred stock held by certain stockholders listed above are subject to certain beneficial ownership limitations, which provide that a holder of such securities will not have the right to exercise or convert any portion of such securities, as applicable, if such holder, together with such holder’s affiliates, would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of Common Stock outstanding immediately after giving effect to such exercise, provided that upon at least 61 days’ prior notice to the Company, such holder may increase or decrease such limitation up to a maximum of 9.99% of the number of shares of Common Stock outstanding (each such limitation, a “Beneficial Ownership Limitation”). As a result, the number of shares of Common Stock reflected in these columns as beneficially owned by the applicable stockholders includes (a) any outstanding shares of Common Stock held by such stockholder, and (b) if any, the securities convertible into or exercisable for shares of Common Stock that may be held by such stockholder, in each case which such stockholder has the right to acquire as of April 12, 2024 and without such holder or any of such holder’s affiliates beneficially owning more than 4.99% or 9.99%, as applicable, of the number of outstanding shares of Common Stock as of April 12, 2024.

(2)	Percentage of total voting power represents voting power with respect to all shares of Common Stock, Series C Preferred Stock and Series F Preferred Stock. The holders of our Common Stock and Series C Preferred Stock are entitled to one vote per share. The holders of our Series F Preferred Stock vote on an as-converted to Common Stock basis.

(3)

Beneficial ownership includes (i) the Company’s Series B-1 common stock purchase warrants exercisable for up to an aggregate of 75,000 shares of Common Stock, which are subject to a 4.99% Beneficial Ownership Limitation, (ii) warrants exercisable for up to an aggregate of 33,896 shares of Common Stock, which are subject to a 4.99% Beneficial Ownership Limitation and (iii) warrants exercisable for up to an aggregate of 53,151 shares of Common Stock, which are subject to a 9.99% Beneficial Ownership Limitation, assuming such warrants are exercised subsequent to the exercise of the warrants for shares of Common Stock described in (i) and (ii) above and such shares remain held. Shares of Common Stock beneficially owned exclude the Company’s Series B-2 common stock purchase warrants exercisable for up to 75,000 shares of Common Stock, which remains contingent on the Company’s stockholders approving the issuance of such Series B-2 common stock purchase warrants pursuant to the inducement agreement entered into between the Company and such holder in November 2023. See Item 13 “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Parties”. Anson Advisors Inc. (“AAI”) and Anson Funds Management LP (“AFM”, and together with AAI, “Anson”) are the co-investment advisers of Anson Investments Master Fund LP (“AIMF”). Anson holds voting and dispositive power over the securities held by AIMF. Bruce Winson is the managing member of Anson Management GP LLC, which is the general partner of AFM. Moez Kassam and Amin Nathoo are directors of AAI. Mr. Winson, Mr. Kassam and Mr. Nathoo each disclaim beneficial ownership of these securities except to the extent of their pecuniary interest therein. The principal business address of the AIMF is Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands

(4)	Beneficial ownership includes an aggregate of 92,816 shares of Common Stock as well as an aggregate of (i) 17,677 shares of Common Stock issuable in any combination upon exercise of all such holder’s warrants and shares of Series F Preferred Stock, as a result of the 4.99% Beneficial Ownership Limitation in such warrants and shares of Series F Preferred Stock and (ii) an aggregate of 80,862 shares of Common Stock issuable in upon exercise of such holder’s warrants subject to a 9.99% Beneficial Ownership Limitation. Beneficial ownership excludes an aggregate of 2,414 shares of Common Stock issuable in any combination upon the exercise of such holder’s warrants and shares of Series F Preferred Stock as a result of the triggering of such 4.99% Beneficial Ownership Limitations. Konrad Ackermann has voting and investment control over the securities held by Capital Anstalt. The principal business address of Alpha Capital Anstalt is Altenbach 8 -9490 Vaduz, Principality of Liechtenstein.

(5)	Giesecke+Devrient Mobile Security America, Inc. (“G&D”) is the sole holder of our Series C Preferred Stock and thus has 100% of the voting power of our outstanding shares of Series C Preferred Stock, which have the same voting rights as our shares of Common Stock (one vote per share). The address for G&D is 45925 Horseshoe Drive, Dulles, VA 20166.

(6)

Represents (i) 13,328 shares of restricted stock granted outside the 2013 LTIP and the 2017 SIP, which vest over a period of 48 months, with one quarter on the anniversary of the grant and 1/16 each subsequent quarter until all shares have vested, so long as Ms. Simmons remains in the service of the Company, (ii) 10,208 shares of restricted stock granted under the 2013 LTIP, which shares vest over a period of three (3) years commencing on January 3, 2022, with 1,702 shares having vested on July 3, 2022, and thereafter, 850 shares to vest on the first day of each subsequent quarter until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for each such quarter, (iii) 62,000 shares of restricted stock granted pursuant to the Company’s 2023 Stock Incentive Plan (“2023 SIP”), which shares vest over a period commencing on July 3, 2023, with 1/4 of such shares to vest on July 3, 2024, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for each such quarter, and (iv) 46,200 shares of restricted stock granted pursuant to the Company’s 2023 Stock Incentive Plan (“2023 SIP”), which shares vest over a period commencing on April 3, 2024, with 1/4 of such shares to vest on April 3, 2025, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for each such quarter.

(7)

Represents (i) 6,470 shares of restricted stock granted outside the 2013 LTIP and the 2017 SIP, which vest over a period of 48 months, with one quarter on the anniversary of the grant and 1/16 each subsequent quarter until all shares have vested, so long as Mr. Archer remains in the service of the Company; and (ii) 20,900 shares of restricted stock granted pursuant to the 2023 SIP, which vest commencing on July 3, 2023, with 1/4 of such shares to vest on July 3, 2024, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, so long as Mr. Archer remains in the service of the Company for each such quarter. In addition, FLG Partners, LLC (“FLG Partners”), of which Mr. Archer is a partner, was granted (i) 341 restricted shares of Common Stock outside the 2013 LTIP and the 2017 SIP, which vested one quarter on July 15, 2022, with subsequent vesting at 6.25% for each three-month period thereafter, and (ii) 1,100 restricted shares of Common Stock, pursuant to the 2023 SIP, which vest commencing on July 3, 2023, with 1/4 of such shares to vest on July 3, 2024, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested. Mr. Archer disclaims beneficial ownership of such shares of Common Stock granted to FLG Partners.

(8)	Includes stock options exercisable for 36,630 shares of Common Stock at a weighted exercise price of $4.79 per share.

(9)	Consists of stock options exercisable for 35,755 shares of Common Stock at a weighted average exercise price of $2.54 per share.

(10)	Consists of stock options exercisable for 35,528 shares of Common Stock at a weighted average exercise price of $2.28 per share.

(11)	Includes stock options exercisable for 16,918 shares of Common Stock at a weighted average exercise price of $1.02 per share.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	-	212,853
Equity compensation plans approved by security holders	-	-	-
Total			212,853

(1)

Represents the shares of Common Stock authorized for issuance under the 2023 SIP, which was approved by the Company’s stockholders on March 7, 2023. The maximum aggregate number of shares of Common Stock that may be issued under the 2023 SIP, including stock options, stock awards, such as stock issued to our Board of directors for serving on our Board of directors, and stock appreciation rights, is limited to 15% of the shares of Common Stock outstanding on the first business day of each fiscal quarter, or 212,853 shares of Common Stock for the fiscal year ended December 31, 2023.

(2)	As of December 31, 2023.

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

On November 21, 2023, the Company entered into each of the inducement agreements with certain of its warrant holders (the “Inducement Agreements”), including each of Anson and Alpha, pursuant to which the Company induced such warrant holders to exercise for cash their warrants to purchase up to approximately 909,059 shares of Common Stock, at a lower exercise price of (x) $2.00 per share (for the common stock purchase warrants issued pursuant to a firm commitment public offering by the Company that closed on September 15, 2021 (the “Existing September 2021 Warrants”)) and (y) $2.00 per one and one-half share (for the common stock purchase warrants issued pursuant to a firm commitment public offering by the Company that closed on January 25, 2023 (the “Existing January 2023 Warrants” and together with the Existing September 2021 Warrants, the “Existing Warrants”)), during the period from the date of the Inducement Agreements until December 20, 2023. In consideration therefore and upon exercise by such holders of their respective Existing Warrants, the Company agreed to issue such holders new common stock purchase warrants as follows: (A) Series A Warrants to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing September 2021 Warrants (up to 80,732 shares), at an exercise price of $2.00 per Series A Warrant Share; and (B) Series B Warrants to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing January 2023 Warrants (up to 1,382,058 shares), at an exercise price of $2.00 per one and one-half Series B Warrant Share. Of the Series A Warrants issued, 50% consisted of Series A-1 Warrants, which are immediately exercisable and expire on the Termination Date (as defined in the Existing September 2021 Warrants) and 50% consisted of Series A-2 Warrants, which will be exercisable at any time on or after the Stockholder Approval Date (as defined in the Inducement Agreements) and have a term of exercise of five and a half years from the date of the initial closing of the Inducement Agreement transactions. Of the Series B Warrants issued until December 20, 2023, 50% consisted of Series B-1 Warrants, which are immediately exercisable and expire on the Termination Date (as defined in the Existing January 2023 Warrants) and 50% consist of Series B-2 Warrants, which will be exercisable at any time on or after the Stockholder Approval Date and have a term of exercise of five and a half years from the date of the Initial Closing. Anson exercised an aggregate of 50,000 Existing Warrants pursuant to the Inducement Agreements and received an aggregate of 75,000 Series B-1 Warrants and 75,000 Series B-2 Warrants, and Alpha signed the Inducement Agreements, but did not exercise any Existing Warrants.

On January 25, 2023, the Company closed a firm commitment registered public offering (the “January Offering”) pursuant to which the Company issued (i) 529,250 shares of Common Stock and 10,585,000 common stock purchase warrants (exercisable for 793,875 shares of Common Stock at a purchase price of $2.52 per share), subject to certain adjustments and (ii) 3,440,000 pre-funded common stock purchase warrants that were exercised for 172,000 shares of Common Stock at a purchase price of $0.02 per share, subject to certain adjustments and 3,440,000 warrants to purchase up to an aggregate of 258,000 shares of Common Stock at a purchase price of $2.52 per share and (iii) 815,198 additional warrants to purchase up to 61,140 shares of Common Stock at a purchase price of $2.52 per share, which additional warrants were issued upon the partial exercise by the underwriters of their over-allotment option, pursuant to an underwriting agreement, dated as of January 23, 2023 between the Company and Maxim Group LLC, as representative of the underwriters. The January Offering resulted in gross proceeds to the Company of approximately $5.2 million, before deducting underwriting discounts and commissions of 7% of the gross proceeds (3.5% of the gross proceeds in the case of certain identified investors) and estimated January Offering expenses. The investors in the January Offering included, among others, Anson and Alpha, which had interests in such offering equal to approximately 17% and 18%, respectively.

Director Independence

As the Company’s Common Stock is listed on Nasdaq, the Company’s determination of independence of its directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Nasdaq Rules. The Board determines whether directors have a direct or indirect material relationship with us. In making independence determinations for the Company’s directors, the Board observes criteria set forth by the Nasdaq Rules and reviews whether a director has a relationship with the Company that would impair such director’s independence. Based on this review, our Board has determined that Dr. Curtis, Mr. Pettitt, Ms. Gutierrez, and Ms. Schneider currently qualify as independent directors under the Nasdaq Rules. Our Board has concluded that none of these directors possessed or currently possesses any relationship that could impair his, her or their judgment in connection with his, her or their duties and responsibilities as a director or that could otherwise be a direct or indirect material relationship under applicable Nasdaq Rules.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company has engaged BPM LLP as the Company’s independent registered public accounting firm for the years ended December 31, 2023 and 2022. The aggregate audit fees billed by BPM LLP for professional services rendered for the review of our financial statements for the three quarters and the audit for the year ended December 31, 2023 were approximately $266 thousand. The aggregate audit fees billed by BPM LLP for professional services rendered for the review of our financial statements for the two quarters and the audit for the year ended December 31, 2022 were approximately $208.3 thousand. The aggregate audit fees billed by Marcum LLP, the Company’s previous independent registered public accounting firm, for professional services rendered for the review of our financial statements for one quarter for the three months ended March 31, 2022, was approximately $23 thousand.

Audit Related Fees

The Company incurred additional audit related fees of $18.3 thousand and $25.2 thousand rendered by BPM LLP and Marcum LLP, respectively, for the Form S-3 and Form S-1 filed by the Company for the year ended December 31, 2023. The Company incurred additional audit related fees of $39.9 thousand and $72.1 thousand rendered by BPM LLP and Marcum LLP, respectively, for the Form S-1 filed by the Company and the related comfort letter for the year ended December 31, 2022.

Tax Fees

For the Company’s fiscal years ended December 31, 2023 and 2022, neither BPM LLP nor Marcum LLP provided any professional services for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by BPM LLP or Marcum LLP for the fiscal years ended December 31, 2023 and 2022.

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

The audited balance sheets of the Company as of December 31, 2023, and December 31, 2022, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of BPM LLP, the Company’s independent registered public accounting firm, are filed herewith.

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

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of May 19, 2017, by and among the Company, Fit Merger Sub, Inc., Fit Pay, Inc. and Michael Orlando (3)
2.2	Agreement and Plan of Merger, dated as of June 1, 2023, by and between the Company and LogicMark, Inc., a Delaware corporation (25)
3.1(i)(a)	Certificate of Incorporation, as amended (1)
3.1(i)(b)	Certificate of Amendment to Certificate of Incorporation (2)
3.1(i)(c)	Certificate of Amendment to Certificate of Incorporation (19)
3.1(i)(d)	Certificate of Amendment to Certificate of Incorporation (20)
3.1(i)(e)	Certificate of Designations for Series C Non-Convertible Preferred Stock (3)
3.1(i)(f)	Certificate of Amendment to the Certificate of Designations of Series C Non-Convertible Voting Preferred Stock (19)
3.1(i)(g)	Form of Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (17)
3.1(i)(h)	Certificate of Amendment to Certificate of Incorporation of LogicMark, Inc. (24)
3.1(i)(i)	Series C Certificate of Amendment to the Series C Certificate of Designations of LogicMark, Inc. (24)
3.1(i)(j)	Articles of Incorporation, filed with the Secretary of State of the State of Nevada on June 1, 2023 (25)
3.1(i)(k)	Certificate of Designations, Preferences and Rights of Series C Non-Convertible Voting Preferred Stock, filed with the Secretary of State of the State of Nevada on June 1, 2023 (25)
3.1(i)(l)	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on June 1, 2023 (25)
3.1(ii)	Bylaws (1)
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (22)
4.2	Form of Warrant for November 2017 Private Placement (4)
4.3	Form of Warrant to Sagard Credit Partners, LP (5)
4.4	Form of September 2018 New Warrant (7)
4.5	Form of Warrant Amendment and Exercise Agreement (7)
4.6	Form of Pre-Funded Warrant for July 2020 Private Placement (10)
4.7	Form of Registered Warrant for July 2020 Private Placement (10)
4.8	Form of Unregistered Warrant for July 2020 Private Placement (10)
4.9	Form of Registered Warrant for December 2020 Private Placement (8)
4.10	Form of Unregistered Warrant for December 2020 Private Placement (8)
4.11	Form of New Warrant (11)
4.12	Form of Series F Convertible Preferred Stock Certificate (22)
4.13	Form of Registered Warrant for February 2021 Private Placement (9)
4.14	Form of Unregistered Warrant for February 2021 Private Placement (9)
4.15	Form of Unregistered Warrant for August 2021 Private Placement (17)
4.16	Form of Warrant for September 2021 Public Offering (18)
4.17	Form of Warrant for January 2023 Public Offering (23)
4.18	Form of Pre-Funded Warrant for January 2023 Public Offering (23)
4.19	Form of Series A-1 Warrant for January 2024 Inducement Transaction (27)
4.20	Form of Series A-2 Warrant for January 2024 Inducement Transaction (27)
4.21	Form of Series B-1 Warrant for January 2024 Inducement Transaction (27)
4.22	Form of Series B-2 Warrant for January 2024 Inducement Transaction (27)
10.1†	2013 Long Term Incentive Plan (1)
10.2†	Forms of Agreement Under 2013 Long Term Incentive Plan (1)
10.3†	2017 Stock Incentive Plan (6)
10.4	Form of Securities Purchase Agreement for July 2020 Offering (10)
10.5	Form of Securities Purchase Agreement for December 2020 Offering (8)
10.6	Form of Warrant Amendment and Exercise Agreement, dated January 8, 2021 (11)
10.7	Form of Securities Purchase Agreement for February 2021 Offering (9)
10.8	Form of Securities Purchase Agreement for August 2021 Private Placement (17)
10.9	Form of Voting Agreement by and between the Company and certain investors in the September 2021 Public Offering (18)
10.10	Lease Agreement, dated June 2, 2020, by and between LogicMark LLC and Moorman Properties, LLC (13)
10.11	Settlement Agreement, dated August 11, 2021, by and between the Company and Giesecke+Devrient Mobile Security America, Inc. (15)
10.12†	Employment Agreement, entered into on January 8, 2021, by and between the Company and Vincent S. Miceli (12)
10.13	Letter Agreement, effective as of August 1, 2021, by and between the Company and Vincent S. Miceli. (16)
10.14†	Employment Agreement, dated as of June 8, 2021, by and between the Company and Chia-Lin Simmons (14)
10.15†	Executive Employment Agreement, dated as of November 2, 2022, by and between the Company and Chia-Lin Simmons (21)
10.16†	Agreement, dated as of July 15, 2021, by and between the Company and FLG Partners, LLC (16)

10.17†	First Amendment to Agreement, dated as of February 15, 2022, by and between the Company and FLG Partners, LLC (22)
10.18	Form of Voting Agreement, dated January 25, 2023, by and between the Company and certain investors in the January 2023 Public Offering (23)
10.19	Form of Warrant Agency Agreement, dated January 25, 2023, by and between the Company and Nevada Agency and Transfer Company (23)
10.20†	Form of Indemnification Agreement (25)
10.21†	LogicMark, Inc. 2023 Stock Incentive Plan (26)
10.22†	Form of Restricted Stock Award Agreement for LogicMark, Inc. 2023 Stock Incentive Plan (26)
10.23†	Form of Stock Option Agreement for LogicMark, Inc. 2023 Stock Incentive Plan (26)
10.24	Form of 2021 Inducement Agreement by and between the Company and each holder (28)
10.25	Form of 2023 Inducement Agreement by and between the Company and each holder (28)
14.1	Code of Business Conduct and Ethics (29)
19.1*	Insider Trading Policy
23.1*	Consent of BPM LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101).

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed or furnished herewith, as applicable.
†	Management contract or compensatory plan or arrangement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-186331) with the SEC on January 31, 2013.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 12, 2016.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 30, 2017.
(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 9, 2017.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 30, 2018.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-226116) with the SEC on July 10, 2018.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 20, 2018.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on December 18, 2020.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on February 1, 2021.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A with the SEC on July 13, 2020.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 8, 2021.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 14, 2021.
(13)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 15, 2021.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on June 17, 2021.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on August 13, 2021.
(16)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on August 16, 2021.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on August 17, 2021.
(18)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-259105) with the SEC on September 14, 2021.
(19)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on October 15, 2021.
(20)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on March 2, 2022.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 4, 2022.
(22)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 15, 2022.
(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 26, 2023.
(24)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 27, 2023.
(25)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on June 2, 2023.
(26)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on August 11, 2023.
(27)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 21, 2023.
(28)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A with the SEC on November 21, 2023.
(29)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on March 30, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LogicMark, Inc.

Date:	April 16, 2024	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Principal Executive Officer)

Date:	April 16, 2024	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	April 16, 2024	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Director

Date:	April 16, 2024	By:	/s/ Robert Curtis
Robert Curtis
Director

Date:	April 16, 2024	By:	/s/ Carine Schneider
Carine Schneider
Director

Date:	April 16, 2024	By:	/s/ John Pettitt
John Pettitt
Director

Date:	April 16, 2024	By:	/s/ Barbara Gutierrez
Barbara Gutierrez
Director

LogicMark, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

LogicMark, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LogicMark, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the periods ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment

As discussed in Notes 4 and 5 to the financial statements, goodwill is reviewed annually in the fourth quarter or when the circumstances indicate that an impairment may have occurred. The Company first performs a qualitative assessment of goodwill impairment, which considers factors such as market conditions, performance compared to forecast, business outlook, and unusual events. If the qualitative assessment indicates a possible goodwill impairment, goodwill is then quantitatively tested for impairment. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. If a quantitative goodwill impairment test is required, the fair value is determined using a variety of assumptions including the consideration of the Company’s market capitalization, estimated future cash flows using applicable discount rates (income approach), comparisons to other similar companies (market approach), and an adjusted book value. As part of the annual evaluation of goodwill during 2023, the Company determined that it is more likely than not that the carrying value of goodwill exceeds its fair value using a combined market, income and adjusted book value-based approach. During the year ended December 31, 2023, the Company wrote down the carrying value of goodwill by $7.8 million.

The principal considerations for our determination that the evaluation of the Company’s impairment testing of goodwill is a critical audit matter are the significant amount of judgments made by management in estimating the fair value of the Company. These judgments include developing the assumptions used to estimate discounted future cash flows of the Company including revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions which in turn led to significant auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to these factors.

The primary procedures we performed to address the critical audit matter included the following:

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation models, methodology, and significant assumptions used by the Company, specifically the weighted average cost of capital, growth rates, and market multiples including:

o	Testing the mathematical accuracy of the Company’s calculation of the weighted average cost of capital and market multiples.

o	Developing a range of independent estimates and comparing to the weighted average cost of capital and market multiples selected by management.

We evaluated management’s ability to accurately forecast future revenue and operating margin by comparing actual results to management’s historical forecasts. Do to the limited historical information for new product offerings, we evaluate the reasonableness of management’s revenue and operating margins by comparing the forecasts to (1) the limited operating results to date of such new products and (2) internal communications to management and the board of directors.

/s/ BPM LLP

We have served as the Company’s auditor since 2022.

Walnut Creek, California

April 16, 2024

LogicMark, Inc.

BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

	As of December 31,	As of December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$6,398,164	$6,977,114
Restricted cash	-	59,988
Accounts receivable, net	13,647	402,595
Inventory	1,177,456	1,745,211
Prepaid expenses and other current assets	460,177	349,097
Total Current Assets	8,049,444	9,534,005

Property and equipment, net	203,333	255,578
Right-of-use assets, net	113,761	182,363
Product development costs, net of amortization of $68,801 and $15,029, respectively	1,269,021	646,644
Software development costs, net of amortization of $23,354 and $0, respectively	1,299,901	364,018
Goodwill	3,143,662	10,958,662
Other intangible assets, net of amortization of $5,666,509 and $4,904,713, respectively	2,938,058	3,699,854
Total Assets	$17,017,180	$25,641,124

Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$901,624	$673,052
Accrued expenses	1,151,198	1,740,490
Total Current Liabilities	2,052,822	2,413,542
Other long-term liabilities	51,842	440,263
Total Liabilities	2,104,664	2,853,805

Commitments and Contingencies (Note 11)

Series C Redeemable Preferred Stock
Series C redeemable preferred stock, par value $0.0001 per share: 2,000 shares designated; 10 shares issued and outstanding as of December 31, 2023 and December 31, 2022	1,807,300	1,807,300

Stockholders’ Equity
Preferred stock, par value $0.0001 per share: 10,000,000 shares authorized
Series F preferred stock, par value $0.0001 per share: 1,333,333 shares designated; 106,333 and 173,333 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively, aggregate liquidation preference of $319,000 as of December 31, 2023 and $520,000 as of December 31, 2022	319,000	520,000
Common stock, par value $0.0001 per share: 100,000,000 shares authorized; 2,150,412 and 480,447 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	216	48
Additional paid-in capital	112,946,891	106,070,253
Accumulated deficit	(100,160,891)	(85,610,282)

Total Stockholders’ Equity	13,105,216	20,980,019

Total Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity	$17,017,180	$25,641,124

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	For the Years Ended December 31,
	2023	2022
Revenues	$9,929,629	$11,916,482
Costs of goods sold	3,269,967	4,685,639
Gross Profit	6,659,662	7,230,843

Operating Expenses
Direct operating cost	1,142,596	1,455,450
Advertising cost	270,709	105,672
Selling and marketing	2,206,091	1,094,628
Research and development	982,684	1,241,265
General and administrative	8,478,947	9,037,794
Other expense	147,506	374,389
Goodwill impairment	7,815,000	-
Depreciation and amortization	944,596	828,137

Total Operating Expenses	21,988,129	14,137,335

Operating Loss	(15,328,467)	(6,906,492)

Other Income
Interest income	221,871	119,483
Other income	246,138	-
Total Other Income	468,009	119,483

Loss before Income Taxes	(14,860,458)	(6,787,009)
Income tax (benefit) expense	(309,849)	137,956
Net Loss	$(14,550,609)	$(6,924,965)
Preferred stock dividends	(300,000)	(328,456)
Deemed dividend	(930,122)	-
Net Loss Attributable to Common Stockholders	$(15,780,731)	$(7,253,421)

Net Loss Attributable to Common Stockholders Per Share - Basic and Diluted	$(11.66)	$(15.15)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,353,333	478,705

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2023	173,333	$520,000	480,447	$48	$106,070,253	$(85,610,282)	$20,980,019

Stock based compensation expense	-	-	-	-	1,563,558	-	1,563,558

Shares issued as stock based compensation	-	-	99,000	10	13,872	-	13,882

Sale of common stock and warrants pursuant to a registration statement on Form S-1	-	-	701,250	70	5,211,358	-	5,211,428

Fees incurred in connection with equity offerings	-	-	-	-	(1,026,607)	-	(1,026,607)

Fractional shares issued in the 1-for-20 stock split	-	-	40,228	4	(4)	-	-

Warrants exercised for common stock	-	-	795,876	80	1,165,076	-	1,165,156

Series F Preferred stock converted to common stock	(67,000)	(201,000)	27,089	3	200,997	-	-

Common stock issued to settle Series F Preferred stock dividends	-	-	6,522	1	48,388	-	48,389

Series C Preferred stock dividends	-	-	-	-	(300,000)	-	(300,000)

Net loss	-	-	-	-	-	(14,550,609)	(14,550,609)
Balance - December 31, 2023	106,333	$319,000	2,150,412	$216	$112,946,891	$(100,160,891)	$13,105,216

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2022	173,333	$520,000	458,152	$46	$104,725,986	$(78,656,861)	$26,589,171

Stock based compensation expense	-	-	-	-	1,509,232	-	1,509,232

Shares issued as stock based compensation	-	-	22,295	2	135,035	-	135,037

Series C Preferred stock dividends	-	-	-	-	(300,000)	-	(300,000)

Series F Preferred stock dividends	-	-	-	-	-	(28,456)	(28,456)

Net loss	-	-	-	-	-	(6,924,965)	(6,924,965)
Balance - December 31, 2022	173,333	$520,000	480,447	$48	$106,070,253	$(85,610,282)	$20,980,019

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(14,550,609)	$(6,924,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	105,674	26,888
Stock based compensation	1,577,440	1,644,269
Amortization of intangible assets	761,796	776,793
Amortization of product development costs	53,771	15,029
Amortization of software development costs	23,354	-
Goodwill impairment	7,815,000	-
Deferred taxes (benefit) expense	(320,102)	124,468
Changes in operating assets and liabilities:
Accounts receivable	388,948	(303,846)
Inventory	567,755	(507,931)
Prepaid expenses and other current assets	(111,080)	500,093
Accounts payable	22,193	180,621
Accrued expenses	(649,620)	859,294
Net Cash Used in Operating Activities	(4,315,480)	(3,609,287)

Cash flows from Investing Activities
Purchase of equipment and website development	(53,429)	(282,466)
Product development costs	(562,610)	(661,673)
Software development costs	(757,396)	(364,018)
Net Cash Used in Investing Activities	(1,373,435)	(1,308,157)

Cash flows from Financing Activities
Proceeds from sale of common stock and warrants	5,211,428	-
Fees paid in connection with equity offerings	(1,026,607)	-
Warrants exercised for common stock	1,165,156	-
Series C redeemable preferred stock dividends	(300,000)	(300,000)
Net Cash Provided by (Used in) Financing Activities	5,049,977	(300,000)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(638,938)	(5,217,444)
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	7,037,102	12,254,546
Cash, Cash Equivalents and Restricted Cash - End of Year	$6,398,164	$7,037,102

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Taxes	$3,152	$-
Non-cash investing and financing activities:
Accrued preferred stock dividends	$-	$48,389
Conversion of Series F preferred stock to common stock	201,000	-
Common stock issued for to settle Series F preferred stock dividend	48,389	-
Product development costs included in accounts payable and accrued expenses	113,538	-
Software development costs included in accounts payable and accrued expenses	201,841	-
Website development included in accounts payable	-	18,494

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

LogicMark, Inc. (“LogicMark” or the “Company”) was incorporated in the State of Delaware on February 8, 2012 and was reincorporated in the State of Nevada on June 1, 2023. LogicMark operates its business in one segment and provides personal emergency response systems (“PERS”), health communications devices, and Internet of Things technology that creates a connected care platform. The Company’s devices give people the ability to receive care at home and confidence to age independently. LogicMark revolutionized the PERS industry by incorporating two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a price point everyday consumers could afford. The PERS technologies are sold direct-to-consumer through the Company’s eCommerce platform, to retailers and distributors, and to the United States Veterans Health Administration (“VHA”).

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $15.3 million and a net loss of $14.6 million for the year ended December 31, 2023. As of December 31, 2023, the Company had cash and cash equivalents of $6.4 million. As of December 31, 2023, the Company had working capital of $6.0 million compared to working capital as of December 31, 2022, of $7.1 million.

Given the Company’s cash position as of December 31, 2023, and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing. The Company may also raise funds through equity or debt offerings to accelerate the execution of its long-term strategic plan to develop and commercialize its core products and to fulfill its product development efforts.

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

Net loss per share and all share data for the year ended December 31, 2022 have been retroactively adjusted to reflect the 1-for-20 reverse stock split that occurred on April 21, 2023. See Note 8.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. As of December 31, 2023, the Company had cash equivalents of $4.7 million and $6.6 million in cash equivalents as of December 31, 2022.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

Restricted cash included amounts held as collateral for company credit cards. During the year ended December 31, 2023, the Company closed the company credit card. Restricted cash included in Cash, Cash Equivalents and Restricted Cash, as presented on the Statements of Cash Flows, amounted to $60 thousand as of December 31, 2022.

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

REVENUE RECOGNITION

The Company’s revenues consist of product sales to either end customers, to distributors or direct bulk sales to the VHA. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the title of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payments are mostly prepaid, or in limited cases, due Net 30 days after the invoice date. The majority of prepaid contracts are with the VHA, which consists of the majority of the Company’s revenues. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates, or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when title transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination.

During the year ended December 31, 2023, the Company released new offerings by leasing hardware coupled with monthly subscription services. We account for the revenue from its lease contracts by utilizing the single component accounting policy. This policy requires the Company to account for, by class of underlying asset, the lease component and nonlease component(s) associated with each lease as a single component if two criteria are met: (1) the timing and pattern of the lease component and the nonlease component are the same and (2) the lease component would be classified as an operating lease, if accounted for separately. The Company has determined that its leased hardware meets the criteria to be operating leases and has the same timing and pattern of transfer as its monthly subscription services. The Company has elected the lessor practical expedient within ASC 842, Leases (“ASC 842”) and recognizes, measures, presents, and discloses the revenue for the new offering based upon the predominant component, either the lease or nonlease component. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers (“ASC 606”) for its leased product for which it has estimated that the nonlease components of the new offering is the predominant component of the contract. For the year ended December 31, 2023, the Company’s sales recognized over time were immaterial. For the year ended December 31, 2022, none of the Company’s sales were recognized over time.

SALES TO DISTRIBUTORS AND RESELLERS

The Company maintains a reserve for unprocessed and estimated future price adjustments claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. These reserves were not material as of December 31, 2023, and 2022.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in cost of goods sold and were $0.3 million and $0.6 million, respectively, for the years ended December 31, 2023, and 2022.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE - NET

For the years ended December 31, 2023, and 2022, the Company’s revenues were primarily the result of shipments to VHA hospitals and clinics, which are made in most cases on a prepaid basis. The Company also sells its products to distributors and resellers, typically providing customers with modest trade credit terms. Sales made to distributors and resellers are done with limited rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the accounts receivable allowance for credit losses, as necessary whenever events or circumstances indicate the carrying value may not be recoverable. As of December 31, 2023, and 2022, the allowance for credit losses was immaterial.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the first-in, first-out method.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of December 31, 2023, inventory was comprised of $1.2 million in finished goods on hand. As of December 31, 2022, inventory consisted of $0.6. million and $1.2 million in finished goods on hand and inventory in-transit from vendors, respectively.

The Company is required to partially prepay for inventory with certain vendors. As of December 31, 2023, and 2022, $0.3 million and $10 thousand, respectively, of prepayments made for inventory are included in prepaid expenses and other current assets on the balance sheet.

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

PROPERTY AND EQUIPMENT

Property and equipment consisting of equipment, furniture, fixtures, website and tooling is stated at cost. The costs of additions and improvements are generally capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful life of the respective asset as follows:

Equipment	5 years
Furniture and fixtures	3 to 5 years
Website and other	3 years

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill is reviewed annually in the fourth quarter, or when circumstances indicate that an impairment may have occurred. The Company first performs a qualitative assessment of goodwill impairment, which considers factors such as market conditions, performance compared to forecast, business outlook and unusual events. If the qualitative assessment indicates a possible goodwill impairment, goodwill is then quantitatively tested for impairment. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. If a quantitative goodwill impairment test is required, the fair value is determined using a variety of assumptions including estimated future cash flows using applicable discount rates (income approach), comparisons to other similar companies (market approach), and an adjusted balance sheet approach.

As part of the annual evaluation of goodwill in 2023, the Company determined that it is more likely than not that the carrying value of goodwill exceeded its fair value, and therefore an impairment write-down was required. During the year ended December 31, 2023, the Company wrote down the carrying value of goodwill by $7.8 million. See Note 5.

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark, LLC in 2016, the former subsidiary that was merged with and into the Company and are included in other intangible assets in the Company’s balance sheet as of December 31, 2023, and 2022.

As of December 31, 2023, the other intangible assets are comprised of patents of $1.3 million; trademarks of $0.8 million; and customer relationships of $0.8 million. As of December 31, 2022, the other intangible assets are comprised of patents of $1.7 million; trademarks of $0.9 million; and customer relationships of $1.2 million. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years, 20 years, and 10 years, respectively. During the years ended December 31, 2023, and 2022, the Company had an amortization expense of $0.8 million for both years.

Amortization expense estimated for fiscal years 2024 and 2025 is expected to be approximately $0.8 million per year, $0.6 million for fiscal year 2026, $0.3 million for fiscal year 2027, $63 thousand for fiscal year 2028 and approximately $0.5 million thereafter.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine tax returns for three years from the date of filing. The Company has filed all its tax returns for all prior periods through December 31, 2022.

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

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Basic net loss attributable to common stockholders per share (“Basic net loss per share”) was computed using the weighted average number of common shares outstanding. Diluted net loss applicable to common stockholders per share (“Diluted net loss per share”) includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 59,228 shares of common stock and warrants to purchase 9,531,242 shares of common stock as of December 31, 2023, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 26,250 shares of common stock and warrants to purchase 214,769 shares of common stock as of December 31, 2022, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Net loss attributable to Common Stockholders per share as of December 31, 2023, was impacted by the payment of dividends for Series C Redeemable Preferred Stock of $0.3 million and a deemed dividend of $0.9 million resulting from the modification of certain warrant terms. Net loss attributable to Common Stockholders per share as of December 31, 2022 was impacted by the payment of dividends for Series C Redeemable Preferred Stock of $0.3 million. Refer to Note 8.

RESEARCH AND DEVELOPMENT AND PRODUCT AND SOFTWARE DEVELOPMENT COSTS

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and hardware development firms. The Company expenses all research and development costs as incurred until technological feasibility has been established for the product. Once technological feasibility is established, development costs including software and hardware design are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. For the year ended December 31, 2023, the Company capitalized $0.7 million of such product development costs and $1.0 million of such software development costs. For the year ended December 31, 2022, the Company capitalized $0.7 million and $0.4 million of such product and software development costs, respectively. Amortization of these costs is on a straight-line basis over three years and amounted to approximately $53.8 thousand and $23.4 thousand for product development and software development, respectively, for the year ended December 31, 2023. Amortization for the year ended December 31, 2022 was $15 thousand for product development costs. Cumulatively, as of December 31, 2023 and 2022, approximately $1.0 million and $0.3 million, respectively, of capitalized product and software development costs arose from expenditures to a company considered to be a related party since it is controlled by the Company’s Vice-President of Engineering. As of December 31, 2023, a total of $0.3 million of expenditures to the Company considered to be a related party were included in accounts payable and accrued expenses.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard also requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 was effective for SEC filers qualifying as small reporting companies, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective January 1, 2023, the Company adopted ASU 2016-13, which resulted in no effects on the Company’s financial position, results of operations, or cash flows.

NOTE 5 - GOODWILL IMPAIRMENT

The Company’s goodwill relates entirely to the acquisition of LogicMark, LLC in 2016, the former subsidiary that was merged with and into the Company. As of December 31, 2023, the Company completed an impairment test of goodwill. The fair value was determined by using a market-based approach (weighted 70%), an income approach (weighted 20%) and adjusted book value method (weighted 10%), as this combination was deemed to be the most indicative of the Company’s fair value. The Company also included the current market value of the Company’s equity in the overall analysis. Under the market-based approach, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company. Under the income approach, the Company determined fair value based on estimated future cash flows of the Company, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn, which are unobservable Level 3 inputs. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The Company further compared the estimated fair value to the Company’s market capitalization. As of December 31, 2023, the Company concluded that the carrying value of its goodwill was partially impaired and recorded an impairment charge of $7.8 million.

As of December 31, 2022, the Company determined that there were no indicators present to suggest that it was more likely than not that the fair value of goodwill was less than the carrying amount.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2023	2022
Salaries, payroll taxes and vacation	$167,930	$114,030
Merchant card fees	14,983	15,062
Professional fees	83,532	25,000
Management incentives	503,800	519,800
Lease liability	68,321	69,402
Development costs	109,000	-
Dividends – Series C and F Preferred Stock	-	48,389
Inventory in transit	-	812,970
Other	203,632	135,837
Totals	$1,151,198	$1,740,490

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

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

Valuation Hierarchy

ASC 820, Fair Value Measurements and Disclosures, establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

The Company’s cash equivalents as of December 31, 2023 and 2022 were held in money market funds and are measured utilizing Level 1 valuation inputs.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY

November 2023 Warrant Inducement Transactions

On November 21, 2023, the Company entered into each of the 2021 Inducement Agreements and the 2023 Inducement Agreements (together, the “Inducement Agreements”) with certain of its warrant holders, pursuant to which the Company induced such warrant holders to exercise for cash their common stock purchase warrants issued pursuant to firm commitment public offerings by the Company that closed on September 15, 2021 (the “Existing September 2021 Warrants”) and January 25, 2023 (the “Existing January 2023 Warrants” and together with the Existing September 2021 Warrants, the “Existing Warrants”) to purchase up to approximately 909,059 shares of Common Stock, at a lower exercise price of (x) $2.00 per share for the Existing September 2021 Warrants and (y) $2.00 per one and one-half share for the Existing January 2023 Warrants, during the period from the date of the Inducement Agreements until December 20, 2023 (the “Inducement Deadline”). In consideration for the warrant holders’ agreement to exercise the Existing Warrants in accordance with the Inducement Agreements, the Company agreed to issue such warrant holders the Warrants as follows: (A) Series A Common Stock purchase warrants (the “Series A Warrants”) to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing September 2021 Warrants (up to 80,732 shares) (the “Series A Warrant Shares”), at an exercise price of $2.00 per Series A Warrant Share; and (B) Series B Common Stock purchase warrants (the “Series B Warrants”) to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing January 2023 Warrants (up to 1,382,058 shares) (the “Series B Warrant Shares”), at an exercise price of $2.00 per one and one-half Series B Warrant Share. Of the Series A Warrants, 50% are immediately exercisable and expire on the Termination Date (as defined in the Existing September 2021 Warrants) and 50% are exercisable at any time on or after the Stockholder Approval Date (as defined in the Inducement Agreements), and have a term of exercise of five and a half years from the date of the initial closing of the transactions contemplated by the Inducement Agreements. Of the Series B Warrants, 50% are immediately exercisable and expire on the Termination Date (as defined in the Existing January 2023 Warrants) and 50% are exercisable at any time on or after the Stockholder Approval Date, and have a term of exercise of five years and a half years from the date of the initial closing of the transactions contemplated by the Inducement Agreements. The Company used the proceeds from the exercise of the Existing Warrants for working capital purposes and other general corporate purposes.

The Company determined that the decrease in exercise price of the Existing Warrants discussed above resulted in a deemed dividend. The Company determined the deemed dividend was the difference between the fair value of the Existing Warrants immediately prior to the modification of terms and the fair value of the new Series A and Series B Warrants at the time of the modification. The difference between the fair value of the warrants immediately prior to modification of terms and immediately after the modification was calculated as $0.9 million, using a Black Scholes model. This deemed dividend has been added to the net loss to arrive at net loss attributable to common stockholders on the statements of operations.

Reincorporation

On the Effective Date, the Predecessor merged with and into its wholly-owned subsidiary pursuant to the Agreement. At the Effective Date and pursuant to the Agreement, the Company succeeded to the assets, continued the business and assumed the rights and obligations of the Predecessor existing immediately prior to the Reincorporation.

At the Effective Time, pursuant to the Agreement, (i) each outstanding share of the Predecessor’s common stock, par value $0.0001 per share (the “Predecessor Common Stock”), automatically converted into one share of common stock, par value $0.0001 per share, of the Company (“Registrant Common Stock”), (ii) each outstanding share of the Predecessor Series C preferred stock automatically converted into one share of Series C Non-Convertible Voting Preferred Stock, par value $0.0001 per share, of the Company, (iii) each outstanding share of the Predecessor Series F preferred stock automatically converted into one share of Series F Convertible Preferred Stock, par value $0.0001 per share, of the Company, and (iv) each outstanding option, right or warrant to acquire shares of Predecessor Common Stock converted into an option, right or warrant, as applicable, to acquire an equal number of shares of Registrant Common Stock under the same terms and conditions as the original options, rights or warrants, as applicable. In addition, by operation of law, the Company assumed all of the Predecessor’s obligations under its equity incentive plans. The shares of Predecessor Common Stock remaining available for awards under such plans were automatically adjusted upon the Reincorporation into an identical number of shares of Registrant Common Stock, and all awards previously granted under such plans that were outstanding as of the Effective Time were automatically adjusted into awards for the identical number of shares of Registrant Common Stock, without any other change to the form, terms or conditions of such awards.

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

Net loss per share and all share data as of and for the year ended December 31, 2022 have been retroactively adjusted to reflect the reverse stock splits in accordance with ASC 260-10-55-12, “Restatement of EPS Data”.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (CONTINUED)

January 2023 Offering

On January 25, 2023, the Company closed a firm commitment registered public offering (the “January Offering”) pursuant to which the Company issued (i) 529,250 shares of Common Stock and 10,585,000 common stock purchase warrants (exercisable for 793,875 shares of Common Stock at a purchase price of $2.52 per share), subject to certain adjustments and (ii) 3,440,000 pre-funded common stock purchase warrants that were exercised for 172,000 shares of Common Stock at a purchase price of $0.02 per share, subject to certain adjustments and 3,440,000 warrants to purchase up to an aggregate of 258,000 shares of Common Stock at a purchase price of $2.52 per share and (iii) 815,198 additional warrants to purchase up to 61,140 shares of Common Stock at a purchase price of $2.52 per share, which additional warrants were issued upon the partial exercise by the underwriters of their over-allotment option, pursuant to an underwriting agreement, dated as of January 23, 2023 between the Company and Maxim Group LLC, as representative of the underwriters. The January Offering resulted in gross proceeds to the Company of approximately $5.2 million, before deducting underwriting discounts and commissions of 7% of the gross proceeds (3.5% of the gross proceeds in the case of certain identified investors) and estimated January Offering expenses. Due to the Company effecting the reverse stock split on April 21, 2023, the exercise prices and shares issuable upon exercise of such warrants and pre-funded warrants have been retroactively reported in accordance with ASC 260-10-55-12, “Restatement of EPS Data”, and to reflect the adjustment to the number of shares underlying such warrants and pre-funded warrants and the exercise price of such warrants in accordance with the terms thereof.

Series C Redeemable Preferred Stock

In May 2017, the Company authorized Series C Redeemable Preferred Stock. Holders of Series C Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For each of the years ended December 31, 2023 and 2022, the Company recorded Series C Redeemable Preferred Stock dividends of $0.3 million.

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

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Redeemable Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Redeemable Preferred Stock as temporary equity in the balance sheets as of December 31, 2023 and 2022 until such time that events occur that indicate otherwise.

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable as of December 31, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2022	4,295,380	$120.39	3.60	$-
Outstanding and Exercisable at January 1, 2023	4,295,380	$120.39	3.60	$-
Issued - January 2023 Offering	14,840,198	2.52	4.07	-
Issued prefunded warrants	3,440,000	0.00	-	-
Issued - November 2023 Warrant Inducement	1,462,790	2.00	4.70
Exercise of prefunded warrants	(3,440,000)	0.00	-	-
Exercise of warrants - January 2023 Offering	(859,770)	2.52	-	-
Exercise of warrants - November 2023 Warrant Inducement	(10,021,040)	2.00	-
Expiration of warrants	(186,316)	459.49	-	-
Outstanding and Exercisable at December 31, 2023	9,531,242	$39.44	3.72	$-

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCK INCENTIVE PLANS

2023 Stock Incentive Plan

On March 7, 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The aggregate maximum number of shares of common stock that may be issued under the 2023 Plan is 68,723 shares for fiscal 2023; thereafter, the maximum number is limited to 15% of the outstanding shares of common stock, calculated on the first business day of each fiscal quarter. As of December 31, 2023, the maximum number of shares of common stock that may be issued under the 2023 Plan is 212,853. Under the 2023 Plan, options which are forfeited or terminated, settled in cash in lieu of shares of common stock, or settled in a manner such that shares are not issued, will again immediately become available to be issued. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the 2023 Plan and will not again be available for issuance.

During the year ended December 31, 2023, the Company issued 2,000 stock options vesting over a period of four years to employees with an exercise price of $3.03 per share and 3,125 stock options vesting over a period of four years to employees with an exercise price of $2.92 per share. In addition, 9,900 fully vested stock options were granted to three non-employee Board directors at an exercise price of $3.03 per share and 10,275 fully vested stock options were granted to three non-employee Board directors at an exercise price of $2.92 per share. The aggregate fair value of the shares issued to the directors was $46 thousand. As of December 31, 2023, the unrecognized compensation cost related to non-vested stock options was $7 thousand.

During the year ended December 31, 2023, 1,750 of the Company’s stock options were forfeited by participants under the 2023 Plan.

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

During the year ended December 31, 2023, the Company issued 3,125 stock options vesting over four years to employees with an exercise price of $3.80 per share and a total aggregate fair value of $11 thousand. In addition, 10,528 fully vested stock options were granted to four non-employee Board directors at an exercise price of $3.80 per share. The aggregate fair value of the shares issued to the directors was $35 thousand. As of December 31, 2023, the unrecognized compensation cost related to non-vested stock options was $42 thousand.

During the year ended December 31, 2023, 750 of the Company’s stock options were forfeited by participants under the 2017 SIP.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCK INCENTIVE PLANS (CONTINUED)

During the year ended December 31, 2022, the Company issued 21,517 shares of common stock vesting over periods ranging from 30 to 48 months with an aggregate fair value of $1,331,870 to certain employees as inducement and incentive grants. During the year ended December 31, 2022, the Company also issued 778 shares of common stock that fully vested on September 30, 2022, with an aggregate fair value of $17,582 to certain non-employees in lieu of cash payment for services

During the year ended December 31, 2022, a total of 1,106 stock options were granted to two Advisory Board members at strike prices ranging from $36.00 to $36.40 vesting over periods up to one year and a total aggregate fair value of $34,203. The Company issued 2,375 stock options (1,250 of which were forfeited) vesting over four years to employees with an exercise price of $21.80 and 545 stock options with 100% cliff vesting in one year to non-employees with a strike price of $21.80 and a total aggregate fair value of $54,233. In addition, 2,294 fully vested stock options were granted to five non-employee Board directors at an exercise price of $21.80. The aggregate fair value of the shares issued to the directors was $72,815. The Company issued 1,625 stock options (1,000 of which were forfeited) vesting over four years to employees with an exercise price of $15.20 for a total aggregate fair value of $25,462. In addition, 2,642 fully vested stock options were granted to four non-employee Board directors at an exercise price of $15.20. The aggregate fair value of the shares issued to the directors was $40,023.

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

During the year ended December 31, 2023, the Company did not issue stock options under the 2013 LTIP. During the year ended December 31, 2023, the Company had 1,250 stock options forfeited under the 2013 LTIP. As of December 31, 2023, the unrecognized compensation cost related to non-vested stock options was $0.3 million.

During the year ended December 31, 2022, the Company issued 11,875 stock options (4,000 of which were forfeited) vesting over four years to employees with an exercise price of $67.20 and an option for 625 shares to a non-employee with a strike price of $44.00 and a total aggregate fair value of $743,310. In addition, 1,364 fully vested stock options were granted to six non-employee Board directors at an exercise price of $44.00. The aggregate fair value of the shares issued to the directors was $51,187.

Stock-based Compensation Expense

Total stock-based compensation expense during 2023 and 2022 pertaining to awards under the 2023 Plan, 2017 SIP and 2013 LTIP amounted to $1.6 million for both periods.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2023	2022
Loss before income taxes:
United States	$(14,860,458)	$(6,787,009)
Foreign	-	-
Loss before income taxes:	$(14,860,458)	$(6,787,009)

The expense for income taxes consists of:

	Year Ended December 31,
	2023	2022
Current income tax provision
Federal	$-	$-
State	10,253	13,859
Foreign	-	-
	10,253	13,859
Deferred income tax
Federal	(106,387)	36,527
State	(213,715)	87,570
Foreign	-	-
	(320,102)	124,097

Total income tax (benefit) provision	$(309,849)	$137,956

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Year Ended December 31,
	2023	2022
Provision at Federal statutory rate	21.00%	21.00%
State income taxes	1.07%	(1.22)%
Other permanent tax adjustments	(0.37)%	(0.59)%
Change in valuation allowance	(18.93)%	(16.74)%
Shortfalls on Stock Based Compensation	(0.68)%	(4.49)%
Prior period adjustments	0.00%	0.02%
Benefit (provision) for income taxes	2.09%	(2.02)%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of all of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by $3.5 million for the year ended December 31, 2023, compared to the increase of $3.1 million for the year ended December 31, 2022.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (CONTINUED)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$15,302,761	$13,716,239
Tax credits	205,028	205,028
Lease liabilities	33,397	54,558
Accruals and reserves	168,603	173,247
Capital loss carryforwards	2,678,907	2,678,907
Capitalized research costs	383,233	587,202
Taxable goodwill	1,140,134	-
Intangible assets	523,899	508,057
Stock compensation	397,275	179,105
Federal effect of state taxes	-	44,880
Fixed assets	17,451	-
Other	849	4,533
Total deferred tax assets before valuation allowance:	20,851,537	18,151,756
Valuation allowance	(20,819,919)	(17,343,925)
Deferred tax assets, net of valuation allowance	31,618	807,831

Deferred tax liabilities:
Right-of-use assets	(31,618)	(52,485)
Taxable goodwill	-	(790,527)
Fixed assets	-	(284,921)
Total deferred tax liabilities	(31,618)	(1,127,933)

Net deferred tax liability	$-	$(320,102)

The net deferred tax liability as of December 31, 2022 principally relates to our goodwill deferred tax liability, which has an indefinite reversal pattern. This deferred tax liability only partially serves as source of income for the realization of deferred tax assets with an indefinite loss carryforward period. As of December 31, 2023, the deferred tax liability was reduced to zero as a result of the write-off of the goodwill balance.

As of December 31, 2023, the Company had US federal and state net operating loss (“NOLs”) carryovers of $59.0 million and $64.7 million respectively. Federal and state NOLs generated through December 31, 2017 are available to offset future taxable income, which expire beginning in 2032. Federal NOLs generated for years starting after December 31, 2017 are available to offset future taxable income indefinitely. State NOLs generated for years starting after December 31, 2017 that are available to offset future taxable income indefinitely vary by state. The Company has Federal Capital loss carryovers of $11.8 million at December 31, 2023, which expire in 2024. The Company also has state Capital loss carryovers of $0.2 million at December 31, 2023, which begin to expire in 2024, and have no carryback period. In addition, the Company had tax credit carryforwards of $0.2 million at December 31, 2023, that will be available to reduce future tax liabilities. The tax credit carryforwards will begin to expire beginning in 2032.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control. The Company has not determined whether a change of control has occurred as of December 31, 2023 with respect to the LogicMark NOLs and therefore no limitation under Section 382 has been computed. Management will review for such limitations before any of the LogicMark NOLs are utilized against future taxable income.

The Company has no material uncertain tax positions for any of the reporting periods presented. No interest or penalty expense was recorded during the year or has been accrued as of December 31, 2023 or 2022. The Company does not expect any material changes to any uncertain tax positions in the next twelve months. The Company has filed all of its tax returns for all prior periods through December 31, 2022, and intends to timely file the income tax returns for the period ending December 31, 2023.

The Company is subject to taxation in the United States and various states. As of December 31, 2023, the Company is not under examination by any taxing authority, however, all of the Company’s U.S. and state income tax returns remain open to examination.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

COMMITMENTS

The Company leases warehouse space and equipment, in the U.S., which is classified as operating leases expiring at various dates. The Company determines if an arrangement qualifies as a lease at the lease inception. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate lease is for a fulfillment center, with a lease term of 5 years expiring in August 2025. The Company has elected to account for the lease and non-lease components (insurance and property taxes) as a single lease component for its real estate leases. Lease payments, which includes lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a new five-year lease agreement in June 2020 for new warehouse space located in Louisville, Kentucky. The Right of Use (ROU) asset value added as a result of this new lease agreement was $0.3 million. The Company’s ROU asset and lease liability accounts reflect the inclusion of this lease in the Company’s balance sheet as of December 31, 2023. The current monthly rent of $6.6 thousand increased from the commencement amount of $6.4 thousand in September 2023 in accordance with the 3% annual increase.

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

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the year ended December 31, 2023, total operating lease cost was $78.5 thousand and is recorded in direct operating costs. Operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next three years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of December 31, 2023:

Year Ending December 31,
2024	$80,000
2025	54,400
Total future minimum lease payments	$134,400
Less imputed interest	(14,238)
Total present value of future minimum lease payments	$120,162

As of December 31, 2023
Operating lease right-of-use assets	$113,761

Other accrued expenses	$68,321
Other long-term liabilities	51,841
$120,162

As of December 31, 2023

Weighted Average Remaining Lease Term	1.67
Weighted Average Discount Rate	13.00%