Form 10-Q
period 2024-03-31
LogicMark, Inc.
filed 2024-05-15
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 14, 2024, there were 2,196,612 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LogicMark, Inc.

Form 10-Q

Table of Contents

March 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

LogicMark, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$5,047,449	$6,398,164
Accounts receivable, net	259,604	13,647
Inventory	886,876	1,177,456
Prepaid expenses and other current assets	588,043	460,177
Total Current Assets	6,781,972	8,049,444

Property and equipment, net	187,014	203,333
Right-of-use assets, net	98,294	113,761
Product development costs, net of amortization of $142,295 and $68,801, respectively	1,275,521	1,269,021
Software development costs, net of amortization of $76,719 and $23,354, respectively	1,505,446	1,299,901
Goodwill	3,143,662	3,143,662
Other intangible assets, net of amortization of $5,856,958 and $5,666,509, respectively	2,747,609	2,938,058

Total Assets	$15,739,518	$17,017,180

Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$760,283	$901,624
Accrued expenses	1,467,391	1,151,198
Total Current Liabilities	2,227,674	2,052,822
Other long-term liabilities	32,922	51,842
Total Liabilities	2,260,596	2,104,664

Commitments and Contingencies (Note 8)

Series C Redeemable Preferred Stock
Series C redeemable preferred stock, par value $0.0001 per share: 2,000 shares designated; 10 shares issued and outstanding as of March 31, 2024 and as of December 31, 2023	1,807,300	1,807,300

Stockholders’ Equity
Preferred stock, par value $0.0001 per share: 10,000,000 shares authorized
Series F preferred stock, par value $0.0001 per share: 1,333,333 shares designated; 106,333 shares issued and outstanding as of March 31, 2024 and as of December 31, 2023, aggregate liquidation preference of $319,000 as of March 31, 2024 and as of December 31, 2023	319,000	319,000
Common stock, par value $0.0001 per share: 100,000,000 shares authorized; 2,150,412 issued and outstanding as of March 31, 2024 and as of December 31, 2023	216	216
Additional paid-in capital	113,257,840	112,946,891
Accumulated deficit	(101,905,434)	(100,160,891)

Total Stockholders’ Equity	11,671,622	13,105,216

Total Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity	$15,739,518	$17,017,180

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues	$2,611,083	$2,809,717
Costs of goods sold	843,865	947,169
Gross Profit	1,767,218	1,862,548

Operating Expenses
Direct operating cost	330,920	262,800
Advertising costs	152,213	48,116
Selling and marketing	587,538	465,536
Research and development	173,902	313,887
General and administrative	1,898,963	2,413,760
Other expense	83,826	28,318
Depreciation and amortization	345,551	215,998

Total Operating Expenses	3,572,913	3,748,415

Operating Loss	(1,805,695)	(1,885,867)

Other Income
Interest income	61,152	52,428
Total Other Income	61,152	52,428

Loss before Income Taxes	(1,744,543)	(1,833,439)
Income tax expense	-	-
Net Loss	(1,744,543)	(1,833,439)
Preferred stock dividends	(75,000)	(75,000)
Net Loss Attributable to Common Stockholders	$(1,819,543)	$(1,908,439)

Net Loss Attributable to Common Stockholders Per Share - Basic and Diluted	$(0.85)	$(1.92)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,150,412	996,080

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2024
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2024	106,333	$319,000	2,150,412	$216	$112,946,891	$(100,160,891)	$13,105,216

Stock based compensation expense	-	-	-	-	417,687	-	417,687

Fees incurred in connection with equity offerings	-	-	-	-	(31,738)	-	(31,738)

Series C Preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	-	(1,744,543)	(1,744,543)

Balance - March 31, 2024	106,333	$319,000	2,150,412	$216	$113,257,840	$(101,905,434)	$11,671,622

	Three Months Ended March 31, 2023
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2023	173,333	$520,000	480,447	$48	$106,070,253	$(85,610,282)	$20,980,019

Issuance of stock options for services	-	-	-	-	426,842	-	426,842

Shares issued as stock compensation	-	-	5,000	1	2,202	-	2,203

Sale of common stock, pre-funded warrants and warrants pursuant to a registration statement on Form S-1	-	-	701,250	70	5,211,358	-	5,211,428

Fees incurred in connection with equity offerings	-	-	-	-	(805,245)	-	(805,245)

Series F Preferred stock converted to common stock	(67,000)	(201,000)	27,089	3	200,997	-	-

Series F Preferred stock dividends to common stock	-	-	6,522	1	48,388	-	48,389

Series C Preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	-	(1,833,439)	(1,833,439)

Balance - March 31, 2023	106,333	$319,000	1,220,308	$123	$111,079,795	$(87,443,721)	$23,955,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(1,744,543)	$(1,833,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,243	25,549
Stock based compensation	417,687	429,045
Amortization of intangible assets	190,449	190,449
Amortization of product development costs	73,494	-
Amortization of software development costs	53,365	-
Loss on disposal of fixed assets	1,652	-
Changes in operating assets and liabilities:
Accounts receivable	(245,957)	351,916
Inventory	290,580	610,714
Prepaid expenses and other current assets	(127,866)	56,778
Accounts payable	(268,777)	(229,741)
Accrued expenses	240,497	(984,157)
Net Cash Used in Operating Activities	(1,091,176)	(1,382,886)

Cash flows from Investing Activities
Purchase of equipment and website development	(13,578)	(5,732)
Product development costs	(22,625)	(137,880)
Software development costs	(131,755)	-
Net Cash Used in Investing Activities	(167,958)	(143,612)

Cash flows from Financing Activities
Proceeds from the sale of common stock and warrants	-	5,211,428
Fees paid in connection with equity offerings	(16,581)	(805,245)
Series C redeemable preferred stock dividends	(75,000)	(75,000)
Net Cash (Used in) Provided by Financing Activities	(91,581)	4,331,183
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(1,350,715)	2,804,685
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	6,398,164	7,037,102
Cash, Cash Equivalents and Restricted Cash - End of Period	$5,047,449	$9,841,787

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Conversion of Series F preferred stock to common stock	$-	$201,000
Common stock issued to settle Series F Preferred stock dividends	-	48,389
Equipment purchases and website development costs included in accounts payable and accrued expenses	-	17,094
Fees in connection with equity offering included in accounts payable and accrued expenses	15,157	-
Product development costs included in accounts payable and accrued expenses	57,369	105,207
Software development costs included in accounts payable and accrued expenses	127,155	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

LogicMark, Inc. (“LogicMark” or the “Company”) was incorporated in the State of Delaware on February 8, 2012 and was reincorporated in the State of Nevada on June 1, 2023. LogicMark operates its business in one segment and provides personal emergency response systems (“PERS”), health communications devices, and Internet of Things technology that creates a connected care platform. The Company’s devices give people the ability to receive care at home and confidence to age independently. LogicMark revolutionized the PERS industry by incorporating two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a price point everyday consumers could afford. The PERS technologies as well as other personal safety devices are sold direct-to-consumer through the Company’s eCommerce website and Amazon.com, through dealers and distributors, as well as directly to the United States Veterans Health Administration (“VHA”).

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $1.8 million and a net loss of $1.7 million for the three months ended March 31, 2024. As of March 31, 2024, the Company had cash and cash equivalents of $5.0 million. As of March 31, 2024, the Company had working capital of $4.5 million and accumulated deficit of $101.9 million, compared to working capital and accumulated deficit as of December 31, 2023 of $6.0 million and $100.2 million, respectively.

Given the Company’s cash position as of March 31, 2024, and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing. The Company may also raise funds through equity or debt offerings to accelerate the execution of its long-term strategic plan to develop and commercialize its core products and to fulfill its product development efforts.

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, considered necessary for a fair statement of results of operations, financial position, stockholders’ equity, and cash flows. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the SEC on April 16, 2024.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. The Company had cash equivalents of $4.3 million and $4.7 million as of March 31, 2024 and December 31, 2023, respectively.

RESTRICTED CASH

Restricted cash includes amounts held as collateral for company credit cards. During the year ended December 31, 2023, the Company closed the company credit card and changed to a vendor that did not require cash collateral. As of March 31, 2024 and December 31, 2023, the Company did not have restricted cash.

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

During the year ended December 31, 2023, the Company released new product and service offerings by leasing hardware coupled with monthly subscription services. The Company accounts for the revenue from its lease contracts by utilizing the single component accounting policy. This policy requires the Company to account for, by class of underlying asset, the lease component and non-lease component(s) associated with each lease as a single component if two criteria are met: (1) the timing and pattern of the lease component and the non-lease component are the same and (2) the lease component would be classified as an operating lease, if accounted for separately. The Company has determined that its leased hardware meets the criteria to be operating leases and has the same timing and pattern of transfer as its monthly subscription services. The Company has elected the lessor practical expedient within ASC 842, Leases (“ASC 842”) and recognizes, measures, presents, and discloses the revenue for the new offering based upon the predominant component, either the lease or non-lease component. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers (“ASC 606”) for its leased product for which it has estimated that the non-lease components of the new offering is the predominant component of the contract. For the three months ended March 31, 2024, the Company’s sales recognized over time were immaterial. For the three months ended March 31, 2023, none of the Company’s sales were recognized over time.

SALES TO DISTRIBUTORS AND RESELLERS

The Company maintains a reserve for unprocessed and estimated future price adjustments, claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. These reserves were not material as of March 31, 2024 and December 31, 2023.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in cost of goods sold and were $66.5 thousand for the three months ended March 31, 2024, and $0.1 million for the three months ended March 31, 2023.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE - NET

For the three months ended March 31, 2024 and 2023, the Company’s revenues were primarily the result of shipments to VHA hospitals and clinics, which are made in most cases on a prepaid basis. The Company also sells its products to distributors and resellers, typically providing customers with modest trade credit terms. Sales made to distributors and resellers are done with limited rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the accounts receivable allowance for credit losses, as necessary whenever events or circumstances indicate the carrying value may not be recoverable. As of March 31, 2024 and December 31, 2023, the allowance for credit losses was immaterial.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the first-in, first-out method.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of March 31, 2024, inventory was composed of $0.7 million and $0.2 million, in finished goods on hand and inventory in-transit from vendors, respectively. As of December 31, 2023, inventory was composed of $1.1 million in finished goods on hand.

The Company is required to partially prepay for inventory with certain vendors. As of March 31, 2024 and December 31, 2023, $0.3 million of prepayments were made for inventory in both periods and are included in prepaid expenses and other current assets on the balance sheet.

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

GOODWILL

Goodwill is reviewed annually in the fourth quarter, or when circumstances indicate that an impairment may have occurred. The Company first performs a qualitative assessment of goodwill impairment, which considers factors such as market conditions, performance compared to forecast, business outlook and unusual events. If the qualitative assessment indicates a possible goodwill impairment, goodwill is then quantitatively tested for impairment. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. If a quantitative goodwill impairment test is required, the fair value is determined using a variety of assumptions including estimated future cash flows using applicable discount rates (income approach), comparisons to other similar companies (market approach), and an adjusted balance sheet approach. As of March 31, 2024, no indicators of impairment were noted.

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark LLC in 2016, the former subsidiary that was merged with and into the Company and are included in other intangible assets in the Company’s Condensed Balance Sheets as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, the other intangible assets are composed of patents of $1.2 million; trademarks of $0.8 million; and customer relationships of $0.7 million. As of December 31, 2023, the other intangible assets are composed of patents of $1.3 million; trademarks of $0.8 million; and customer relationships of $0.8 million. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years, 20 years, and 10 years, respectively. During the three months ended March 31, 2024 and 2023, the Company had amortization expense of $0.2 million, respectively.

As of March 31, 2024, total amortization expense estimated for the remainder of fiscal year 2024 is $0.6 million. Amortization expense estimated for 2025 is expected to be approximately $0.8 million, $0.6 million for 2026, $0.3 million for 2027, $0.1 million for 2028, and approximately $0.5 million thereafter.

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

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Basic net loss attributable to common stockholders per share (“Basic net loss per share”) was computed using the weighted average number of common shares outstanding. Diluted net loss applicable to common stockholders per share (“Diluted net loss per share”) includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 129,845 shares of common stock and warrants to purchase 9,531,242 shares of common stock as of March 31, 2024, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 36,053 shares of common stock and warrants to purchase 1,327,784 shares of common stock as of March 31, 2023, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT AND PRODUCT AND SOFTWARE DEVELOPMENT COSTS

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and hardware development firms. The Company expenses all research and development costs as incurred until technological feasibility has been established for the product. Once technological feasibility is established, development costs including software and hardware design are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. For the three months ended March 31, 2024, the Company capitalized $0.1 million and $0.3 million in product development costs and software development costs, respectively. For the three months ended March 31, 2023, the Company capitalized $0.2 million of such product development costs. Amortization of these costs was on a straight-line basis over three years and amounted to approximately $73.5 thousand and $53.4 thousand for product development and software development, respectively, for the three months ended March 31, 2024. There was no amortization of product development costs during the three months ended March 31, 2023. Cumulatively, as of March 31, 2023, approximately $0.4 million of capitalized product development costs arose from expenditures to a company considered to be a related party since it is controlled by the Company’s Vice-President of Engineering.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which provides an update to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-07 will have a material impact on its financial statements and disclosures.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2024	2023
Salaries, payroll taxes and vacation	$248,212	$167,930
Merchant card fees	17,782	14,983
Professional fees	108,629	83,532
Management incentives	628,800	503,800
Lease liability	71,172	68,321
Development costs	72,088	109,000
Inventory in transit	187,500	-
Other	133,208	203,632
Total	$1,467,391	$1,151,198

NOTE 6 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK

November 2023 Warrant Inducement Transactions

On November 21, 2023, the Company entered into inducement agreements (together, the “Inducement Agreements”) with certain of its warrant holders, pursuant to which the Company induced such warrant holders to exercise for cash their common stock purchase warrants issued pursuant to firm commitment public offerings by the Company that closed on September 15, 2021 (the “Existing September 2021 Warrants”) and January 25, 2023 (the “Existing January 2023 Warrants” and together with the Existing September 2021 Warrants, the “Existing Warrants”) to purchase up to approximately 909,059 shares of Common Stock, at a lower exercise price of (x) $2.00 per share for the Existing September 2021 Warrants and (y) $2.00 per one and one-half share for the Existing January 2023 Warrants, during the period from the date of the Inducement Agreements until December 20, 2023 (the “Inducement Deadline”). In consideration for the warrant holders’ agreement to exercise the Existing Warrants in accordance with the Inducement Agreements, the Company agreed to issue such warrant holders the Warrants as follows: (A) Series A Common Stock purchase warrants (the “Series A Warrants”) to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing September 2021 Warrants (up to 80,732 shares) (the “Series A Warrant Shares”), at an exercise price of $2.00 per Series A Warrant Share; and (B) Series B Common Stock purchase warrants (the “Series B Warrants”) to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing January 2023 Warrants (up to 1,382,058 shares) (the “Series B Warrant Shares”), at an exercise price of $2.00 per one and one-half Series B Warrant Share. Of the Series A Warrants, 50% are immediately exercisable and expire on the Termination Date (as defined in the Existing September 2021 Warrants) and 50% are exercisable at any time on or after the Stockholder Approval Date (as defined in the Inducement Agreements), and have a term of exercise of five and a half years from the date of the initial closing of the transactions contemplated by the Inducement Agreements. Of the Series B Warrants, 50% are immediately exercisable and expire on the Termination Date (as defined in the Existing January 2023 Warrants) and 50% are exercisable at any time on or after the Stockholder Approval Date, and have a term of exercise of five years and a half years from the date of the initial closing of the transactions contemplated by the Inducement Agreements. The Company used the proceeds from the exercise of the Existing Warrants for working capital purposes and other general corporate purposes.

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

Series C Redeemable Preferred Stock

In May 2017, the Company authorized Series C Redeemable Preferred Stock. Holders of Series C Redeemable Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For each of the three months ended March 31, 2024 and March 31, 2023, the Company recorded Series C Redeemable Preferred Stock dividends of $75 thousand.

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

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Redeemable Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Redeemable Preferred Stock as temporary equity in the balance sheets as of March 31, 2024 and December 31, 2023 until such time that events occur that indicate otherwise.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable as of March 31, 2024 and December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding and Exercisable at December 31, 2023	9,531,242	$39.44	3.72	$-
Outstanding and Exercisable at March 31, 2024	9,531,242	$39.44	3.47	$-

NOTE 7 - STOCK INCENTIVE PLANS

2023 Stock Incentive Plan

On March 7, 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The aggregate maximum number of shares of common stock that may be issued under the 2023 Plan is 68,723 shares for the 2023 fiscal year; thereafter, the maximum number is limited to 15% of the outstanding shares of common stock, calculated on the first business day of each fiscal quarter. As of March 31, 2024, the maximum number of shares of common stock that may be issued under the 2023 Plan is 322,562. Under the 2023 Plan, options which are forfeited or terminated, settled in cash in lieu of shares of common stock, or settled in a manner such that shares are not issued, will again immediately become available to be issued. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the 2023 Plan and will not again be available for issuance.

During the three months ended March 31, 2024, the Company issued 1,375 stock options vesting over a period of four years to employees with an exercise price of $1.06 per share. In addition, 42,138 fully vested stock options were granted to five non-employee directors at an exercise price of $1.06 per share and 16,854 fully vested stock options were granted to three non-employee directors at an exercise price of $1.73 per share. The aggregate fair value of the shares issued to the directors was $51.9 thousand. As of March 31, 2024, the unrecognized compensation cost related to non-vested stock options was $28.1 thousand.

During the three months ended March 31, 2024, 1,125 stock options were forfeited by participants under the 2023 Plan.

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

During the three months ended March 31, 2024, the Company did not issue any stock options under the 2017 SIP. As of March 31, 2024, the unrecognized compensation cost related to non-vested stock options was $19.8 thousand.

During the three months ended March 31, 2023, the Company issued 3,125 stock options vesting over four years to employees with an exercise price of $3.80 and a total aggregate fair value of $11 thousand. In addition, 10,528 fully vested stock options were granted to four non-employee directors at an exercise price of $3.80. The aggregate fair value of the shares issued to the directors was $35 thousand.

During the three months ended March 31, 2024, 1,000 stock options were forfeited by participants under the 2017 SIP. During the three months ended March 31, 2023, 625 stock options were forfeited by participants under the 2017 SIP.

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

During the three months ended March 31, 2024 and 2023, the Company did not issue any stock options under the 2013 LTIP. As of March 31, 2024, the unrecognized compensation cost related to non-vested stock options was $0.2 million.

During the three months ended March 31, 2024, no stock options were forfeited by participants under the 2013 LTIP. During the three months ended March 31, 2023, 1,250 stock options were forfeited by participants under the 2013 LTIP.

Stock based Compensation Expense

Total stock based compensation expense during the three months ended March 31, 2024 pertaining to awards under the 2023 Plan, the 2017 SIP and the 2013 LTIP amounted to $0.4 million. Total stock based compensation expense during the three months ended March 31, 2023, pertaining to awards under the 2017 SIP and 2013 LTIP amounted to $0.4 million.

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

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a new five-year lease agreement in June 2020 for new warehouse space located in Louisville, Kentucky. The Right of Use (“ROU”) asset value added as a result of this new lease agreement was $0.3 million. The Company’s ROU asset and lease liability accounts reflect the inclusion of this lease in the Company’s balance sheets as of March 31, 2024 and December 31, 2023. The current monthly rent of $6.6 thousand increased from the commencement amount of $6.4 thousand in September 2023 in accordance with the lease agreement, which requires that the rent increase 3% annually.

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the three months ended March 31, 2024, total operating lease cost was $19.2 thousand and was recorded in direct operating costs. Operating leases cost for the three months ended March 31, 2023 amounted to $25.4 thousand and was recorded in direct operating costs. Operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next three years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of March 31, 2024:

Year Ending December 31,
2024 (for the remainder of 2024)	60,200
2025	54,400
Total future minimum lease payments	$114,600
Less imputed interest	(10,506)
Total present value of future minimum lease payments	$104,094

As of March 31, 2024
Operating lease right-of-use assets	$98,294

Accrued expenses	$71,172
Other long-term liabilities	32,922
$104,094

As of March 31, 2024

Weighted Average Remaining Lease Term	1.42
Weighted Average Discount Rate	13.00%

NOTE 9 – SUBSEQUENT EVENTS

On May 6, 2024, the Company filed an initial Registration Statement on Form S-1 with the SEC to register a best efforts offering and sale of units and pre-funded units, consisting of shares of common stock, pre-funded common stock purchase and common stock purchase warrants through a placement agent. The material terms of such offering, including the price and amount of securities sold, security type and placement agent information, will be disclosed by amendment(s) to such registration statement.

On May 8, 2024, the Company received a written notification from The Nasdaq Stock Market LLC indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the Company’s closing bid price for its common stock was below $1.00 per share for the prior thirty (30) consecutive business days. The Company has been granted a 180-calendar day compliance period, or until November 4, 2024, to regain compliance with the Minimum Bid Price Requirement. If the Company is not in compliance by November 4, 2024, the Company may be afforded a second 180-calendar day compliance period. If the Company does not regain compliance within such compliance period, including any granted extensions, its common stock may be subject to delisting, which delisting may be appealed to a Nasdaq hearings panel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2024, should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (this “Form 10-Q”). This discussion and other disclosure in this Form 10-Q contain forward-looking statements and information relating to our business, including without limitation those related to current and future compliance with the listing requirements of The Nasdaq Stock Market LLC, that reflect our current views and assumptions concerning future events and is subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform to these statements to actual results.

Overview

LogicMark, Inc. provides PERS, health communications devices, and Internet of Things technology that creates a connected care platform. The Company’s devices provide people with the ability to receive care at home and age independently. The Company’s PERS devices incorporate two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a consumer-friendly price point aimed at everyday consumers. These PERS technologies, as well as other personal safety devices, are sold direct-to-consumer through Company’s eCommerce website and Amazon.com, through dealers and distributors, as well as directly to the United States Veterans Health Administration. The Company was awarded a contract by the U.S. General Services Administration that enables the Company to distribute its products to federal, state, and local governments.

Recent Developments

Best Efforts Public Offering

On May 6, 2024, the Company filed an initial Registration Statement on Form S-1 with the SEC to register a best efforts offering and sale of units and pre-funded units, consisting of shares of common stock, pre-funded common stock purchase and common stock purchase warrants through a placement agent. The material terms of such offering, including the price and amount of securities sold, security type and placement agent information, will be disclosed by amendment(s) to such registration statement.

Non-Compliance with Minimum Bid Price Requirement

On May 8, 2024, the Company received a written notification from The Nasdaq Stock Market LLC indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the Company’s closing bid price for its common stock, par value $0.0001 per share (“Common Stock”), was below $1.00 per share for the prior thirty (30) consecutive business days. The Company has been granted a 180-calendar day compliance period, or until November 4, 2024, to regain compliance with the Minimum Bid Price Requirement. If the Company is not in compliance by November 4, 2024, the Company may be afforded a second 180-calendar day compliance period. If the Company does not regain compliance within such compliance period, including any extensions granted, the Common Stock may be subject to delisting, which delisting may be appealed to a Nasdaq hearings panel. For further information, see “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Results of Operations

Three months ended March 31, 2024, compared with the three months ended March 31, 2023.

Revenue, Cost of Goods Sold, and Gross Profit

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Revenue	$2,611,083	$2,809,717	$(198,634)	(7)%
Cost of Goods Sold	843,865	947,169	(103,304)	(11)%
Gross Profit	$1,767,218	$1,862,548	$(95,330)
Gross Margin	68%	66%

We experienced a 7% decrease in revenue for the three months ended March 31, 2024 as compared to the same period ended March 31, 2023. The primary decrease in revenue was due to lower sales of our Freedom Alert and Guardian Alert hardware.

Gross profit margin was 68% for the three months ended March 31, 2024, up from 66% for the three months ended March 31, 2023, as a result of improvements in the Company’s supply chain management, including a return to transpacific shipping (versus air freight) from our Asia based contract manufacturers and lower fulfilment costs to our customers.

Operating Expenses

	Three Months Ended
	March 31,
Operating Expenses	2024	2023	$ Change	% Change
Direct operating cost	$330,920	$262,800	$68,120	26%
Advertising costs	152,213	48,116	104,097	216%
Selling and Marketing	587,538	465,536	122,002	26%
Research and development	173,902	313,887	(139,985)	(45)%
General and administrative	1,898,963	2,413,760	(514,797)	(21)%
Other expense	83,826	28,318	55,508	196%
Depreciation and amortization	345,551	215,998	129,553	60%
Total Expenses	$3,572,913	$3,748,415	$(175,502)

Direct Operating Cost

The $0.1 million increase in direct operating cost for the three months ended March 31, 2024, compared to the same period ended March 31, 2023, was primarily driven by the direct operating fees incurred from sales through Amazon.com.

Advertising Costs

The $0.1 million increase in advertising costs for the three months ended March 31, 2024, compared to the same period ended March 31, 2023, was primarily driven by the cost of advertising related to the sale of our hardware through Amazon.com and an expansion in social media advertising.

Selling and Marketing

The $0.1 million increase in selling and marketing expenses for the three months ended March 31, 2024, compared to the same period ended March 31, 2023, was driven by the additional sales personnel and consultants and their related expenses.

Research and Development

The $0.1 million decrease in research and development expenses for the three months ended March 31, 2024, compared to the same period ended March 31, 2023, was driven by the decrease in personnel and consultants.

General and Administrative

General and administrative costs decreased $0.5 million for the three months ended March 31, 2024, compared to the same period ended March 31, 2023, which was driven by lower recruiting, accounting costs, consulting costs and legal fees.

Other Income

	Three Months Ended
	March 31,
Other Income	2024	2023	$ Change	% Change
Interest income	$61,152	$52,428	$8,724	17%
Total Other Income	$61,152	$52,428	$8,724

During each of the three months ended March 31, 2024 and 2023, the Company recorded other income, which was driven by the generation of interest income from its cash balances.

Liquidity and Capital Resources

Sources of Liquidity

The Company generated an operating loss of $1.8 million and a net loss of $1.7 million for the three months ended March 31, 2024. As of March 31, 2024, the Company had cash and cash equivalents of $5.0 million. At March 31, 2024, the Company had working capital of $4.5 million.

Given our cash position as of March 31, 2024 and our projected cash flow from operations, we believe we will have sufficient capital to sustain operations for the twelve months from the date of the filing of our condensed financial statements. We may also raise funds through equity or debt offerings to accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Cash Flows

Cash Used in Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $1.1 million. During the three months ended March 31, 2023, net cash used in operating activities was $1.4 million. Our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms (net 30).

Cash Used in Investing Activities

During the three months ended March 31, 2024, we purchased $13.6 thousand in equipment and website development costs and invested $0.2 million in product development and software development. During the three months ended March 31, 2023, we purchased $5.7 thousand in equipment and invested $0.1 million in product development.

Cash (Used in) Provided by Financing Activities

	Three Months Ended March 31,
Cash flows from Financing Activities	2024	2023
Proceeds from the sale of common stock and warrants	$-	$5,211,428
Fees paid in connection with equity offerings	(16,581)	(805,245)
Series C redeemable preferred stock dividends	(75,000)	(75,000)
Net Cash (Used in) Provided by Financing Activities	$(91,581)	$4,331,183

During the three months ended March 31, 2024, we incurred $16.6 thousand in fees for the warrant inducement transaction that occurred in November 2023. During the three months ended March 31, 2023, we completed a registered public offering of units and pre-funded units, consisting of common stock, warrants and pre-funded warrants, whereby we received proceeds of $5.2 million and paid fees of $0.8 million. During the three months ended March 31, 2024 and 2023, we paid Series C Redeemable Preferred Stock dividends amounting to $0.1 million each period.

Impact of Inflation

We believe that our business has been modestly impacted by inflationary trends during the past three fiscal years. However, continued domestic inflation may increase our cost of fulfilment in the 2024 fiscal year through higher labor and shipping costs, as well as our operating and overhead expenses. Should inflation become a continuing factor in the worldwide economy, it may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. We have been able to maintain our profit margins through high productivity, stable supply chain management, efficiency improvements, and cost reduction programs.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2024, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item 3 as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2024. Management has concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and others that may arise from time to time. In addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this “Quarterly Report”), you should carefully consider the risks discussed in the section entitled “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”), and the risk factor described below, which could materially affect our business, financial condition or future results. The risks described in the Annual Report and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, results of operations, cash flows and financial position. If any of these risk factors should occur, moreover, the trading price of our Common Stock, par value $0.0001 per share (“Common Stock”), could decline, and investors in our common stock could lose all or part of their investment. These risk factors, along with other information contained in this Quarterly Report, should be carefully considered in evaluating our prospects.

We have been notified by The Nasdaq Stock Market LLC (“Nasdaq”) of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Stock could be delisted from the Nasdaq Capital Market.

Our Common Stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements.

As disclosed in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 10, 2024, on May 8, 2024, we received a written notification from Nasdaq’s Listing Qualifications Department notifying us that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), because the closing bid price of our Common Stock was below $1.00 per share for the previous thirty (30) consecutive business days. We were granted 180 calendar days, or until November 4, 2024, to regain compliance with the Minimum Bid Price Requirement. In the event we do not regain compliance with the Minimum Bid Price Requirement by November 4, 2024, we may be eligible for an additional 180-calendar day grace period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice to Nasdaq of our intent to regain compliance with such requirement during such second compliance period. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted, Nasdaq will provide notice that our Common Stock will be subject to delisting from the Nasdaq Capital Market. At that time, we may appeal Nasdaq’s determination to a hearings panel.

The Company intends to continuously monitor the closing bid price for its Common Stock, and is in the process of considering various measures to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that we will be able to regain or maintain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing standards, that Nasdaq will grant the Company any extension of time to regain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing requirements, or that any such appeal to the Nasdaq hearings panel will be successful, as applicable. If we are unable to maintain compliance with such Nasdaq requirements, our Common Stock will be delisted from the Nasdaq Capital Market.

In the event that our Common Stock is delisted from the Nasdaq Capital Market, as a result of our failure to comply with the Minimum Bid Price Requirement, or due to our failure to continue to comply with any other requirement for continued listing on the Nasdaq Capital Market, and is not eligible for listing on another exchange, trading in the shares of our Common Stock could be conducted on the Pink Market or other over-the-counter markets for unlisted securities operated by the OTC Markets Group Inc. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, the Company issued an aggregate of 1,375 stock options under the Company’s 2023 Stock Incentive Plan (the “2023 Plan”), vesting over a period of four years to employees with an exercise price of $1.06 per share in consideration for services provided to the Company. In addition, an aggregate of 42,138 fully vested stock options were granted under the 2023 Plan to five non-employee directors at an exercise price of $1.06 per share and an aggregate of 16,854 fully vested stock options were granted under the 2023 Plan to three non-employee directors at an exercise price of $1.73 per share, in each case in consideration for services provided to the Company.

The sale and the issuance of the foregoing securities were offered and sold in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. No underwriter participated in the offer and sale of these securities, no commission or other remuneration was paid or given directly or indirectly in connection therewith, and there was no general solicitation or advertising for securities issued in reliance upon such exemption.

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

LogicMark, Inc.

Date: May 15, 2024	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)