Form 10-Q
period 2024-06-30
LogicMark, Inc.
filed 2024-08-14
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 12, 2024, there were 6,065,383 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LogicMark, Inc.

Form 10-Q

Table of Contents

June 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

LogicMark, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$2,959,815	$6,398,164
Accounts receivable, net	11,918	13,647
Inventory	678,537	1,177,456
Prepaid expenses and other current assets	773,894	460,177
Total Current Assets	4,424,164	8,049,444

Property and equipment, net	161,501	203,333
Right-of-use assets, net	82,298	113,761
Product development costs, net of amortization of $216,151 and $68,801, respectively	1,368,120	1,269,021
Software development costs, net of amortization of $161,775 and $23,354, respectively	1,637,875	1,299,901
Goodwill	3,143,662	3,143,662
Other intangible assets, net of amortization of $6,047,407 and $5,666,509, respectively	2,557,160	2,938,058
Total Assets	$13,374,780	$17,017,180

Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$796,815	$901,624
Accrued expenses	767,717	1,151,198
Deferred revenue	25,069	-
Total Current Liabilities	1,589,601	2,052,822
Other long-term liabilities	13,382	51,842
Total Liabilities	1,602,983	2,104,664

Commitments and Contingencies (Note 8)

Series C Redeemable Preferred Stock
Series C redeemable preferred stock, par value $0.0001 per share: 2,000 shares designated; 10 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,807,300	1,807,300

Stockholders’ Equity
Preferred stock, par value $0.0001 per share: 10,000,000 shares authorized
Series F preferred stock, par value $0.0001 per share: 1,333,333 shares designated; 106,333 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively, aggregate liquidation preference of $319,000 as of June 30, 2024 and as of December 31, 2023, respectively	319,000	319,000
Common stock, par value $0.0001 per share: 100,000,000 shares authorized; 2,193,587 and 2,150,412 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	220	216
Additional paid-in capital	113,589,568	112,946,891
Accumulated deficit	(103,944,291)	(100,160,891)

Total Stockholders’ Equity	9,964,497	13,105,216

Total Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity	$13,374,780	$17,017,180

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$2,336,268	$2,326,995	$4,947,351	$5,136,713
Costs of goods sold	781,318	727,276	1,625,183	1,674,445
Gross Profit	1,554,950	1,599,719	3,322,168	3,462,268

Operating Expenses
Direct operating cost	320,660	312,426	651,580	575,228
Advertising costs	135,220	85,277	287,433	133,393
Selling and marketing	605,493	517,931	1,193,031	983,466
Research and development	133,556	250,266	307,458	564,154
General and administrative	1,982,997	2,443,860	3,881,960	4,857,619
Other expense	69,932	50,646	153,758	78,964
Depreciation and amortization	377,974	215,703	723,525	431,701

Total Operating Expenses	3,625,832	3,876,109	7,198,745	7,624,525

Operating Loss	(2,070,882)	(2,276,390)	(3,876,577)	(4,162,257)

Other Income
Interest income	32,025	8,510	93,177	60,938
Total Other Income	32,025	8,510	93,177	60,938

Loss before Income Taxes	(2,038,857)	(2,267,880)	(3,783,400)	(4,101,319)
Income tax expense	-	-	-	-
Net Loss	(2,038,857)	(2,267,880)	(3,783,400)	(4,101,319)
Preferred stock dividends	(75,000)	(75,000)	(150,000)	(150,000)
Net Loss Attributable to Common Stockholders	$(2,113,857)	$(2,342,880)	$(3,933,400)	$(4,251,319)

Net Loss Attributable to Common Stockholders Per Share - Basic and Diluted	$(0.96)	$(1.83)	$(1.81)	$(3.73)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,190,716	1,282,794	2,170,564	1,139,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2024
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - March 31, 2024	106,333	$319,000	2,150,412	$216	$113,257,840	$(101,905,434)	$11,671,622

Stock based compensation expense	-	-	-	-	408,512	-	408,512

Shares issued as stock compensation	-	-	46,200	4	2,884	-	2,888

Common stock withheld to pay taxes	-	-	(3,025)	-	(4,235)	-	(4,235)

Fees incurred in connection with equity offerings	-	-	-	-	(433)	-	(433)

Series C Preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-		(2,038,857)	(2,038,857)

Balance - June 30, 2024	106,333	$319,000	2,193,587	$220	$113,589,568	$(103,944,291)	$9,964,497

	Six Months Ended June 30, 2024
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2024	106,333	$319,000	2,150,412	$216	$112,946,891	$(100,160,891)	$13,105,216

Stock based compensation expense	-	-	-	-	826,198	-	826,198

Shares issued as stock compensation	-	-	46,200	4	2,884	-	2,888

Common stock withheld to pay taxes	-	-	(3,025)	-	(4,235)	-	(4,235)

Fees incurred in connection with equity offerings	-	-	-	-	(32,170)	-	(32,170)

Series C Preferred stock dividends	-	-	-	-	(150,000)	-	(150,000)

Net loss	-	-	-	-	-	(3,783,400)	(3,783,400)

Balance - June 30, 2024	106,333	$319,000	2,193,587	$220	$113,589,568	$(103,944,291)	$9,964,497

LogicMark, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2023
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - April 1, 2023	106,333	$319,000	1,220,308	$123	$111,079,795	$(87,443,721)	$23,955,197

Stock based compensation expense	-	-	-	-	365,458	-	365,458

Fees incurred in connection with equity offerings	-	-	-	-	(10,772)	-	(10,772)

Fractional shares issued in the 1-for-20 stock split	-	-	40,228	4	(4)	-	-

Warrants exercised for common stock	-	-	64,481	6	162,488	-	162,494

Series C Preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	-	(2,267,880)	(2,267,880)

Balance - June 30, 2023	106,333	$319,000	1,325,017	$133	$111,521,965	$(89,711,601)	$22,129,497

	Six Months Ended June 30, 2023
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2023	173,333	$520,000	480,447	$48	$106,070,253	$(85,610,282)	$20,980,019

Stock based compensation expense	-	-	-	-	792,300	-	792,300

Shares issued as stock based compensation	-	-	5,000	1	2,202	-	2,203

Sale of common stock, pre-funded warrants and warrants pursuant to a registration statement on Form S-1	-	-	701,250	70	5,211,358	-	5,211,428

Fees incurred in connection with equity offerings	-	-	-	-	(816,017)	-	(816,017)

Fractional shares issued in the 1-for-20 stock split	-	-	40,228	4	(4)	-	-

Warrants exercised for common stock	-	-	64,481	6	162,488	-	162,494

Series F Preferred stock converted to common stock	(67,000)	(201,000)	27,089	3	200,997	-	-

Common stock issued as Series F Preferred stock dividends	-	-	6,522	1	48,388	-	48,389

Series C Preferred stock dividends	-	-	-	-	(150,000)	-	(150,000)

Net loss	-	-	-	-	-	(4,101,319)	(4,101,319)

Balance - June 30, 2023	106,333	$319,000	1,325,017	$133	$111,521,965	$(89,711,601)	$22,129,497

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(3,783,400)	$(4,101,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56,859	50,803
Stock based compensation	829,086	794,503
Amortization of intangible assets	380,898	380,898
Amortization of product development costs	147,350	-
Amortization of software development costs	138,421	-
Loss on disposal of fixed assets	1,654	-
Deferred Revenue	25,069	-
Changes in operating assets and liabilities:
Accounts receivable	1,729	386,186
Inventory	498,919	757,992
Prepaid expenses and other current assets	(94,097)	(251,173)
Accounts payable	(281,725)	(372,865)
Accrued expenses	(539,366)	(840,937)
Net Cash Used in Operating Activities	(2,618,603)	(3,195,912)

Cash flows from Investing Activities
Purchase of equipment and website development	(16,678)	(48,697)
Product development costs	(165,416)	(400,630)
Software development costs	(384,739)	(90,050)
Net Cash Used in Investing Activities	(566,833)	(539,377)

Cash flows from Financing Activities
Proceeds from the sale of common stock and warrants	-	5,211,428
Fees paid in connection with equity offerings	(98,678)	(816,017)
Common stock withheld to pay taxes	(4,235)	-
Warrants exercised for common stock	-	162,494
Series C redeemable preferred stock dividends	(150,000)	(150,000)
Net Cash (Used in) Provided by Financing Activities	(252,913)	4,407,905
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(3,438,349)	672,616
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	6,398,164	7,037,102
Cash, Cash Equivalents and Restricted Cash - End of Period	$2,959,815	$7,709,718

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Conversion of Series F preferred stock to common stock	$-	$201,000
Common stock issued to settle Series F preferred stock dividends	-	48,389
Fees in connection with deferred offering costs included in accounts payable and accrued expenses	153,113	-
Product development costs included in accounts payable and accrued expenses	81,033	130,027
Software development costs included in accounts payable and accrued expenses	91,656	16,478

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

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $3.9 million and a net loss of $3.8 million for the six months ended June 30, 2024. As of June 30, 2024, the Company had cash and cash equivalents of $3.0 million. As of June 30, 2024, the Company had working capital of $2.8 million and accumulated deficit of $103.9 million, compared to working capital and accumulated deficit as of December 31, 2023 of $6.0 million and $100.2 million, respectively.

Given the Company’s cash position as of June 30, 2024, and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing. The Company may also raise funds through equity or debt offerings to accelerate the execution of its long-term strategic plan to develop and commercialize its core products and to fulfill its product development efforts. As further described in Note 9, Subsequent Event, on August 5, 2024, the Company closed a firm commitment public offering that resulted in gross proceeds to the Company of approximately $4.5 million.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. The Company had cash equivalents of $1.7 million and $4.7 million as of June 30, 2024 and December 31, 2023, respectively.

RESTRICTED CASH

Restricted cash includes amounts held as collateral for company credit cards. During the year ended December 31, 2023, the Company closed the company credit card and changed to a vendor that did not require cash collateral. As of June 30, 2024 and December 31, 2023, the Company did not have restricted cash.

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

During the year ended December 31, 2023, the Company released new product and service offerings by leasing hardware coupled with monthly subscription services. The Company accounts for the revenue from its lease contracts by utilizing the single component accounting policy. This policy requires the Company to account for, by class of underlying asset, the lease component and non-lease component(s) associated with each lease as a single component if two criteria are met: (1) the timing and pattern of the lease component and the non-lease component are the same and (2) the lease component would be classified as an operating lease, if accounted for separately. The Company has determined that its leased hardware meets the criteria to be operating leases and has the same timing and pattern of transfer as its monthly subscription services. The Company has elected the lessor practical expedient within ASC 842, Leases (“ASC 842”) and recognizes, measures, presents, and discloses the revenue for the new offering based upon the predominant component, either the lease or non-lease component. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers (“ASC 606”) for its leased product for which it has estimated that the non-lease components of the new offering is the predominant component of the contract. For the three and six months ended June 30, 2024, the Company’s sales recognized over time were immaterial. For the three and six months ended June 30, 2023, none of the Company’s sales were recognized over time.

SALES TO DISTRIBUTORS AND RESELLERS

The Company maintains a reserve for unprocessed and estimated future price adjustments, claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. These reserves were not material as of June 30, 2024 and December 31, 2023.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in cost of goods sold and were $0.1 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE - NET

For the three and six months ended June 30, 2024 and 2023, the Company’s revenues were primarily the result of shipments to VHA hospitals and clinics, which are made in most cases on a prepaid basis. The Company also sells its products to distributors and resellers, typically providing customers with modest trade credit terms. Sales made to distributors and resellers are done with limited rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the accounts receivable allowance for credit losses, as necessary whenever events or circumstances indicate the carrying value may not be recoverable. As of June 30, 2024 and December 31, 2023, the allowance for credit losses was immaterial.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the first-in, first-out method.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of June 30, 2024, inventory was composed of $0.7 million in finished goods on hand. As of December 31, 2023, inventory was composed of $1.2 million in finished goods on hand.

The Company is required to partially prepay for inventory with certain vendors. As of June 30, 2024 and December 31, 2023, $0.4 million and $0.3 million, respectively, of prepayments were made for inventory in both periods and are included in prepaid expenses and other current assets on the balance sheet.

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

GOODWILL

Goodwill is reviewed annually in the fourth quarter, or when circumstances indicate that an impairment may have occurred. The Company first performs a qualitative assessment of goodwill impairment, which considers factors such as market conditions, performance compared to forecast, business outlook and unusual events. If the qualitative assessment indicates a possible goodwill impairment, goodwill is then quantitatively tested for impairment. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. If a quantitative goodwill impairment test is required, the fair value is determined using a variety of assumptions including estimated future cash flows using applicable discount rates (income approach), comparisons to other similar companies (market approach), and an adjusted balance sheet approach. As of June 30, 2024, no indicators of impairment were noted.

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark LLC in 2016, the former subsidiary that was merged with and into the Company and are included in other intangible assets in the Company’s condensed balance sheets as of June 30, 2024 and December 31, 2023.

As of June 30, 2024, the other intangible assets are composed of patents of $1.1 million; trademarks of $0.8 million; and customer relationships of $0.7 million. As of December 31, 2023, the other intangible assets are composed of patents of $1.3 million; trademarks of $0.8 million; and customer relationships of $0.8 million. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years, 20 years, and 10 years, respectively. During the three and six months ended June 30, 2024, the Company had amortization expense of $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2023, the Company had amortization expense of $0.2 million and $0.4 million, respectively.

As of June 30, 2024, total amortization expense estimated for the remainder of fiscal year 2024 was $0.4 million. Amortization expense estimated for 2025 is expected to be approximately $0.8 million, $0.6 million for 2026, $0.3 million for 2027, $0.1 million for 2028, and approximately $0.4 million thereafter.

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

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Basic net loss attributable to common stockholders per share (“Basic net loss per share”) was computed using the weighted average number of common shares outstanding. Diluted net loss applicable to common stockholders per share (“Diluted net loss per share”) includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 170,470 shares of common stock and warrants to purchase 9,284,290 shares of common stock as of June 30, 2024, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 35,928 shares of common stock and warrants to purchase 1,253,985 shares of common stock as of June 30, 2023, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT AND PRODUCT AND SOFTWARE DEVELOPMENT COSTS

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and hardware development firms. The Company expenses all research and development costs as incurred until technological feasibility has been established for the product. Once technological feasibility is established, development costs including software and hardware design are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. For the three months ended June 30, 2024, the Company capitalized $0.2 million and $0.2 million in product development costs and software development costs, respectively. For the six months ended June 30, 2024, the Company capitalized $0.3 million and $0.5 million in product development cost and software development costs, respectively. For the three and six months ended June 30, 2023, the Company capitalized $0.3 million and $0.5 million of such product development costs, respectively, and capitalized $0.1 million of such software development costs for both periods.  Amortization of these costs was on a straight-line basis over three years and amounted to approximately $73.9 thousand and $85.1 thousand for product development and software development, respectively, for the three months ended June 30, 2024. For the six months ended June 30, 2024, amortization of these costs amounted to approximately $147.4 thousand and $138.4 thousand for product development and software development, respectively. There was no amortization of product development costs during the three and six months ended June 30, 2023. Cumulatively, as of June 30, 2023, approximately $0.6 million of capitalized product development costs arose from expenditures to a company considered to be a related party since it is controlled by the Company’s Vice-President of Engineering.

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2024	2023
Salaries, payroll taxes and vacation	$170,329	$167,930
Merchant card fees	21,500	14,983
Professional fees	101,920	83,532
Management incentives	203,431	503,800
Lease liability	74,116	68,321
Development costs	70,000	109,000
Other	126,421	203,632
Totals	$767,717	$1,151,198

NOTE 6 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK

November 2023 Warrant Inducement Transactions

On November 21, 2023, the Company entered into inducement agreements (together, the “Inducement Agreements”) with certain of its warrant holders, pursuant to which the Company induced such warrant holders to exercise for cash their common stock purchase warrants issued pursuant to firm commitment public offerings by the Company that closed on September 15, 2021 (the “Existing September 2021 Warrants”) and January 25, 2023 (the “Existing January 2023 Warrants” and together with the Existing September 2021 Warrants, the “Existing Warrants”) to purchase up to approximately 909,059 shares of Common Stock, at a lower exercise price of (x) $2.00 per share for the Existing September 2021 Warrants and (y) $2.00 per one and one-half share for the Existing January 2023 Warrants, during the period from the date of the Inducement Agreements until December 20, 2023 (the “Inducement Deadline”). In consideration for the warrant holders’ agreement to exercise the Existing Warrants in accordance with the Inducement Agreements, the Company agreed to issue such warrant holders the Warrants as follows: (A) Series A Common Stock purchase warrants (the “Series A Warrants”) to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing September 2021 Warrants (up to 80,732 shares) (the “Series A Warrant Shares”), at an exercise price of $2.00 per Series A Warrant Share; and (B) Series B Common Stock purchase warrants (the “Series B Warrants”) to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing January 2023 Warrants (up to 1,382,058 shares) (the “Series B Warrant Shares”), at an exercise price of $2.00 per one and one-half Series B Warrant Share. Of the Series A Warrants, 50% are immediately exercisable and expire on the Termination Date (as defined in the Existing September 2021 Warrants) and 50% are exercisable at any time on or after the Stockholder Approval Date (as defined in the Inducement Agreements), and have a term of exercise of five and a half years from the date of the initial closing of the transactions contemplated by the Inducement Agreements. Of the Series B Warrants, 50% are immediately exercisable and expire on the Termination Date (as defined in the Existing January 2023 Warrants) and 50% are exercisable at any time on or after the Stockholder Approval Date, and have a term of exercise of five and a half years from the date of the initial closing of the transactions contemplated by the Inducement Agreements. The Company used the proceeds from the exercise of the Existing Warrants for working capital purposes and other general corporate purposes. On May 22, 2024, the November 2023 Warrant Inducement was approved by stockholders at the Annual Meeting of Stockholders.

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

Series C Redeemable Preferred Stock

In May 2017, the Company authorized Series C Redeemable Preferred Stock. Holders of Series C Redeemable Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For each of the three and six months ended June 30, 2024 and June 30, 2023, the Company recorded Series C Redeemable Preferred Stock dividends of $75 thousand and $150 thousand, respectively.

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

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Redeemable Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Redeemable Preferred Stock as temporary equity in the balance sheets as of June 30, 2024 and December 31, 2023 until such time that events occur that indicate otherwise.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable as of June 30, 2024 and December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding and Exercisable at January 1, 2024	9,531,242	$39.44	3.72	$-
Expired warrants	(246,952)	$305.00
Outstanding and Exercisable at June 30, 2024	9,284,290	$33.09	3.24	$-

NOTE 7 - STOCK INCENTIVE PLANS

2023 Stock Incentive Plan

On March 7, 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The aggregate maximum number of shares of common stock that may be issued under the 2023 Plan is 68,723 shares for the 2023 fiscal year; thereafter, the maximum number is limited to 15% of the outstanding shares of common stock, calculated on the first business day of each fiscal quarter. As of June 30, 2024, the maximum number of shares of common stock that may be issued under the 2023 Plan is 322,562. Under the 2023 Plan, options which are forfeited or terminated, settled in cash in lieu of shares of common stock, or settled in a manner such that shares are not issued, will again immediately become available to be issued. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the 2023 Plan and will not again be available for issuance.

During the three and six months ended June 30, 2024, the Company issued an aggregate of 1,375 stock options under the Company’s 2023 Stock Incentive Plan (the “2023 Plan”), vesting over a period of four years to employees with an exercise price of $1.06 per share and 625 stock options under the 2023 Plan, vesting over a period of four years to employees with an exercise price of $1.00 per share in consideration for services provided to the Company. In addition, an aggregate of 42,138 fully vested stock options were granted under the 2023 Plan to five non-employee directors at an exercise price of $1.06 per share, an aggregate of 16,854 fully vested stock options were granted under the 2023 Plan to three non-employee directors at an exercise price of $1.73 per share and an aggregate of 40,000 fully vested stock options were granted under the 2023 Plan to four non-employee directors at an exercise price of $1.00 per share in each case in consideration for services provided to the Company. The aggregate fair value of the shares issued to the directors was $85.4 thousand. As of June 30, 2024, the unrecognized compensation cost related to non-vested stock options was $26.4 thousand.

During the three and six months ended June 30, 2024, 1,125 stock options were forfeited by participants under the 2023 Plan.

During the three and six months ended June 30, 2023, no stock options were forfeited by participants under the 2023 Plan.

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

During the three and six months ended June 30, 2024, the Company did not issue any stock options under the 2017 SIP. As of June 30, 2024, the unrecognized compensation cost related to non-vested stock options was $17.9 thousand.

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

During the six months ended June 30, 2024, 1,000 stock options were forfeited by participants under the 2017 SIP. During the three and six months ended June 30, 2023, 125 and 750 stock options were forfeited, respectively, by participants under the 2017 SIP.

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

During the three and six months ended June 30, 2024 and 2023, the Company did not issue any stock options under the 2013 LTIP. As of June 30, 2024, the unrecognized compensation cost related to non-vested stock options was $0.2 million.

During the three and six months ended June 30, 2024, no stock options were forfeited by participants under the 2013 LTIP. During the three months ended June 30, 2023, no stock options were forfeited and during the six months ended June 30, 2023, 1,250 stock options were forfeited by participants under the 2013 LTIP.

Stock based Compensation Expense

Total stock based compensation expense during the three and six months ended June 30, 2024 pertaining to awards under the 2023 Plan, the 2017 SIP and the 2013 LTIP amounted to $0.4 million and $0.8 million, respectively. Total stock based compensation expense during the three and six months ended June 30, 2023, pertaining to awards under the 2017 SIP and 2013 LTIP amounted to $0.4 million and $0.8 million, respectively.

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

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a new five-year lease agreement in June 2020 for new warehouse space located in Louisville, Kentucky. The Right of Use (“ROU”) asset value added as a result of this new lease agreement was $0.3 million. The Company’s ROU asset and lease liability accounts reflect the inclusion of this lease in the Company’s balance sheets as of June 30, 2024 and December 31, 2023. The current monthly rent of $6.6 thousand increased from the commencement amount of $6.4 thousand in September 2023 in accordance with the lease agreement, which requires that the rent increase 3% annually.

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the three and six months ended June 30, 2024, total operating lease cost was $19.2 thousand and $38.5 thousand, respectively, and was recorded in direct operating costs. Operating lease cost for the three and six months ended June 30, 2023 amounted to $25.2 thousand and $50.7 thousand and was recorded in direct operating costs and general and administrative expenses. Operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next three years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of June 30, 2024:

Year Ending December 31,
2024 (for the remainder of 2024)	40,400
2025	54,400
Total future minimum lease payments	$94,800
Less imputed interest	(7,302)
Total present value of future minimum lease payments	$87,498

As of June 30, 2024
Operating lease right-of-use assets	$82,298

Accrued expenses	$74,116
Other long-term liabilities	13,382
$87,498

As of June 30, 2024
Weighted Average Remaining Lease Term	1.17
Weighted Average Discount Rate	13.00%

NOTE 9 – SUBSEQUENT EVENT

Best Efforts Public Offering

On August 5, 2024 (the “Closing Date”), the Company, in connection with a best efforts public offering (the “Offering”), sold to certain purchasers an aggregate of (x) 1,449,916 units of the Company (the “Units”) at an offering price of $0.4654 per Unit, consisting of (i) 1,449,916 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”) (ii) 1,449,916 of the Company’s Series A warrants to purchase Common Stock, exercisable for up to 1,449,916 shares of Common Stock (the “August Series A Warrants”), and (iii) 1,449,916 of the Company’s Series B warrants to purchase Common Stock, exercisable for up to 1,449,916 shares of Common Stock (the “August Series B Warrants”); and (y) 8,220,084 pre-funded units of the Company (the “Pre-Funded Units”) at an offering price $0.4644 per Pre-Funded Unit, consisting of (i) 8,220,084 pre-funded common stock purchase warrants exercisable for up to 8,220,084 shares of Common Stock at $0.001 per share, (the “August Pre-Funded Warrants”), (ii) 8,220,084 August Series A Warrants and (iii) 8,220,084 August Series B Warrants, pursuant to the Company’s Form S-1 registration statement, as amended (File No. 333-279133), declared effective by the SEC on August 1, 2024 and securities purchase agreements, dated August 2, 2024, between the Company and each of the purchasers signatory thereto (the “Purchasers”). On the Closing Date, the Company received gross proceeds of approximately $4.5 million, before deducting placement agent discounts and commissions and estimated Offering expenses. The Company intends to use the net proceeds from the Offering for continued new product development, working capital and other general corporate purposes.

In addition, as of August 12, 2024, the Purchasers exercised their August Pre-Funded Warrants for an aggregate of 2,421,930 shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2024, should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 (this “Form 10-Q”). This discussion and other disclosure in this Form 10-Q contain forward-looking statements and information relating to our business, including without limitation those related to current and future compliance with the listing requirements of The Nasdaq Stock Market LLC, that reflect our current views and assumptions concerning future events and is subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform to these statements to actual results.

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

Recent Developments

Best Efforts Public Offering

On August 5, 2024 (the “Closing Date”), the Company, in connection with a best efforts public offering (the “Offering”), sold to certain purchasers an aggregate of (x) 1,449,916 units of the Company (the “Units”) at an offering price of $0.4654 per Unit, consisting of (i) 1,449,916 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”) (ii) 1,449,916 of the Company’s Series A warrants to purchase Common Stock, exercisable for up to 1,449,916 shares of Common Stock (the “Series A Warrants”), and (iii) 1,449,916 of the Company’s Series B warrants to purchase Common Stock, exercisable for up to 1,449,916 shares of Common Stock (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”); and (y) 8,220,084 pre-funded units of the Company (the “Pre-Funded Units”) at an offering price $0.4644 per Pre-Funded Unit, consisting of (i) 8,220,084 pre-funded common stock purchase warrants exercisable for up to 8,220,084 shares of Common Stock at $0.001 per share, (the “Pre-Funded Warrants”), (ii) 8,220,084 Series A Warrants and (iii) 8,220,084 Series B Warrants, pursuant to the Company’s Form S-1 registration statement, as amended (File No. 333-279133), declared effective by the SEC on August 1, 2024 (the “Registration Statement”) and securities purchase agreements, dated August 2, 2024, between the Company and each of the purchasers signatory thereto (the “Purchasers”). On the Closing Date, the Company received gross proceeds of approximately $4.5 million, before deducting placement agent discounts and commissions and estimated Offering expenses. The Company intends to use the net proceeds from the Offering for continued new product development, working capital and other general corporate purposes. In connection with the Offering, on August 2, 2024, the Company also entered into a placement agency agreement with Roth Capital Partners, LLC (“Roth”), pursuant to which it paid Roth cash fees equal to 7.0% of the gross proceeds received by the Company from the Offering and $75,000 in fees and expenses.

In addition, as of August 12, 2024, the Purchasers exercised their Pre-Funded Warrants for an aggregate of 2,421,930 shares of Common Stock. For additional information regarding the Offering, see the Current Report on Form 8-K filed by the Company with the SEC on August 5, 2024.

Results of Operations

Three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023.

Revenue, Cost of Goods Sold, and Gross Profit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$2,336,268	$2,326,995	$4,947,351	$5,136,713
Cost of Goods Sold	781,318	727,276	1,625,183	1,674,445
Gross Profit	$1,554,950	$1,599,719	$3,322,168	$3,462,268
Profit Margin	67%	69%	67%	67%

We did not experience a material fluctuation for the three months ended June 30, 2024, compared to the same period ended June 30, 2023. We experienced a 4% decrease in revenue for the six months ended June 30, 2024, as compared to the same period ended June 30, 2023. The primary decrease in revenue was due to lower sales of our Freedom Alert and Guardian Alert hardware.

Gross profit margin was 67% for the three months ended June 30, 2024, down from 69% for the three months ended June 30, 2023, as a result of an increase in cost of goods sold related to an increase in costs of our Guardian Alert and Freedom Alert hardware due to an increase in sales, new hardware cost and software monitoring costs for our newly released hardware in 2024, packaging and materials cost, and an increase in warehouse labor. No material fluctuations were noted for the six months ended June 30, 2024, compared to the same period ended June 30, 2023.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Expenses	2024	2023	2024	2023
Direct operating cost	$320,660	$312,426	$651,580	$575,228
Advertising costs	135,220	85,277	287,433	133,393
Selling and marketing	605,493	517,931	1,193,031	983,466
Research and development	133,556	250,266	307,458	564,154
General and administrative	1,982,997	2,443,860	3,881,960	4,857,619
Other expense	69,932	50,646	153,758	78,964
Depreciation and amortization	377,974	215,703	723,525	431,701
Total Expenses	$3,625,832	$3,876,109	$7,198,745	$7,624,525

Direct Operating Cost

No material fluctuations were noted for the three months ended June 30, 2024, compared to the same period ended June 30, 2023. The $0.1 million increase in direct operating cost for the six months ended June 30, 2024, compared to the same period ended June 30, 2023, was primarily driven by the direct operating fees incurred from sales through Amazon.com.

Advertising Costs

The $50.0 thousand and $0.2 million increase in advertising costs for the three and six months ended June 30, 2024, compared to the same periods ended June 30, 2023, was primarily driven by the cost of advertising related to the sale of our hardware through Amazon.com and a continued expansion in social media advertising.

Selling and Marketing

The $0.1 million and $0.2 million increase in selling and marketing expenses for the three and six months ended June 30, 2024, compared to the same periods ended June 30, 2023, was driven by the additional sales personnel and consultants and their related expenses.

Research and Development

The $0.1 million and $0.3 million decrease in research and development expenses for the three and six months ended June 30, 2024, compared to the same periods ended June 30, 2023, was driven by an increase in capitalization of salaries and wages due to the development of new hardware and software in the pipeline and a reduction in product development and engineering costs as new products have been released.

General and Administrative

General and administrative costs decreased $0.5 million and $1.0 million for the three and six months ended June 30, 2024, compared to the same periods ended June 30, 2023, which was driven by lower recruiting, accounting costs, consulting costs and legal fees.

Other Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other Income	2024	2023	2024	2023
Interest income	$32,025	$8,510	$93,177	$60,938
Total Other Income	$32,025	$8,510	$93,177	$60,938

During each of the three and six months ended June 30, 2024 and 2023, the Company recorded other income, which was driven by the generation of interest income from its cash balances.

Liquidity and Capital Resources

Sources of Liquidity

The Company generated an operating loss of $3.9 million and a net loss of $3.8 million for the six months ended June 30, 2024. As of June 30, 2024, the Company had cash and cash equivalents of $3.0 million. As of June 30, 2024, the Company had working capital of $2.8 million.

Given our cash position as of June 30, 2024, the proceeds from our common stock, pre-funded warrant and warrant issuance in August 2024, and our projected cash flow from operations, we believe we will have sufficient capital to sustain operations for the twelve months from the date of the filing of our condensed financial statements. We may also raise funds through equity or debt offerings to accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Cash Flows

Cash Used in Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $2.7 million. During the six months ended June 30, 2023, net cash used in operating activities was $3.2 million. Our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms (net 30).

Cash Used in Investing Activities

During the six months ended June 30, 2024, we purchased $16.7 thousand in equipment and website development costs and invested $0.6 million in product development and software development. During the six months ended June 30, 2023, we purchased $49 thousand in equipment and invested $0.5 million in product development and software development.

Cash (Used in) Provided by Financing Activities

	Six Months Ended June 30,
Cash flows from Financing Activities	2024	2023
Proceeds from sale of common stock and warrants	$-	$5,211,428
Fees paid in connection with equity offerings	(98,678)	(816,017)
Common stock withheld to pay taxes	(4,235)	-
Warrants exercised for common stock	-	162,494
Series C redeemable preferred stock dividends	(150,000)	(150,000)
Net Cash (Used in) Provided by Financing Activities	$(252,913)	$4,407,905

During the six months ended June 30, 2024, we incurred $98.7 thousand in fees for the warrant inducement transaction that occurred in November 2023 and offering costs related to the Offering that closed on August 5, 2024. During the three and six months ended June 30, 2023, we completed a registered public offering of units and pre-funded units, consisting of common stock, warrants and pre-funded warrants, whereby we received proceeds of $5.2 million and paid fees of $0.8 million. During the six months ended June 30, 2024 and 2023, we paid Series C Redeemable Preferred Stock dividends amounting to $0.2 million each period.

Impact of Inflation

We believe that our business has been modestly impacted by inflationary trends during the past three fiscal years. However, continued domestic inflation may increase our cost of fulfilment in the 2024 fiscal year through higher labor and shipping costs, as well as our operating and overhead expenses. Should inflation become a continuing factor in the worldwide economy, it may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. We have been able to maintain our profit margins through high productivity, stable supply chain management, efficiency improvements, reduction programs and selected price increases.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2024, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item 3 as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2024. Management has concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, the Company issued an aggregate of 625 stock options under the Company’s 2023 Stock Incentive Plan (the “2023 Plan”), vesting over a period of four years to employees with an exercise price of $1.00 per share, in consideration for services provided to the Company. In addition, an aggregate of 40,000 fully vested stock options were granted under the 2023 Plan to four non-employee directors at an exercise price of $1.00 per share in each case in consideration for services provided to the Company.

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

LogicMark, Inc.

Date: August 14, 2024	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)