Form 10-Q
period 2024-09-30
LogicMark, Inc.
filed 2024-11-14
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 13, 2024, there were 46,221,805 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LogicMark, Inc.

Form 10-Q

Table of Contents

September 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

LogicMark, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$5,585,835	$6,398,164
Accounts receivable, net	116,533	13,647
Inventory	818,717	1,177,456
Prepaid expenses and other current assets	486,490	460,177
Total Current Assets	7,007,575	8,049,444

Property and equipment, net	139,290	203,333
Right-of-use assets, net	65,758	113,761
Product development costs, net of amortization of $290,007 and $68,801, respectively	1,491,460	1,269,021
Software development costs, net of amortization of $271,557 and $23,354, respectively	1,827,839	1,299,901
Goodwill	3,143,662	3,143,662
Other intangible assets, net of amortization of $6,237,856 and $5,666,509, respectively	2,366,711	2,938,058
Total Assets	$16,042,295	$17,017,180

Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$549,126	$901,624
Accrued expenses	1,181,386	1,151,198
Deferred Revenue	150,007	-
Total Current Liabilities	1,880,519	2,052,822
Other long-term liabilities	-	51,842
Total Liabilities	1,880,519	2,104,664

Commitments and Contingencies (Note 8)

Series C Redeemable Preferred Stock
Series C redeemable preferred stock, par value $0.0001 per share: 2,000 shares designated; 10 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,807,300	1,807,300

Stockholders’ Equity
Preferred stock, par value $0.0001 per share: 10,000,000 shares authorized
Series F preferred stock, par value $0.0001 per share: 1,333,333 shares designated; 106,333 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively, aggregate liquidation preference of $319,000 as of September 30, 2024 and December 31, 2023, respectively	319,000	319,000
Common stock, par value $0.0001 per share: 100,000,000 shares authorized; 11,863,537 and 2,150,412 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,187	216
Additional paid-in capital	117,497,385	112,946,891
Accumulated deficit	(105,463,096)	(100,160,891)

Total Stockholders’ Equity	12,354,476	13,105,216
Total Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity	$16,042,295	$17,017,180

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$2,705,461	$2,367,227	$7,652,813	$7,503,940
Costs of goods sold	903,834	769,956	2,529,018	2,444,401
Gross Profit	1,801,627	1,597,271	5,123,795	5,059,539

Operating Expenses
Direct operating cost	359,044	266,746	1,010,624	841,974
Advertising costs	114,795	57,195	402,229	190,588
Selling and marketing	599,306	636,643	1,792,337	1,620,109
Research and development	96,650	242,697	404,108	806,851
General and administrative	1,727,550	1,901,516	5,609,510	6,759,135
Other expense	101,013	54,296	254,770	133,261
Depreciation and amortization	402,821	217,767	1,126,346	649,468

Total Operating Expenses	3,401,179	3,376,860	10,599,924	11,001,386

Operating Loss	(1,599,552)	(1,779,589)	(5,476,129)	(5,941,847)

Other Income
Interest income	41,109	88,975	134,286	149,914
Other income	39,638	246,138	39,638	246,138
Total Other Income	80,747	335,113	173,924	396,052

Loss before Income Taxes	(1,518,805)	(1,444,476)	(5,302,205)	(5,545,795)
Income tax expense	-	-	-	-
Net Loss	(1,518,805)	(1,444,476)	(5,302,205)	(5,545,795)
Preferred stock dividends	(75,000)	(75,000)	(225,000)	(225,000)
Net Loss Attributable to Common Stockholders	(1,593,805)	(1,519,476)	(5,527,205)	(5,770,795)

Net Loss Attributable to Common Stockholders Per Share - Basic and Diluted	$(0.20)	$(1.10)	$(1.34)	$(4.73)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,995,555	1,380,373	4,112,228	1,219,749

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2024
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2024	106,333	$319,000	2,193,587	$220	$113,589,568	$(103,944,291)	$9,964,497

Stock based compensation expense	-	-	-	-	411,895	-	411,895

Cancellation of common stock	-	-	(50)	-	-	-	-

Warrants exercised for common stock	-	-	8,220,084	822	7,398	-	8,220

Sale of common stock, warrants and pre-funded warrants pursuant to a registration statement on Form S-1	-	-	1,449,916	145	4,492,053	-	4,492,198

Fees incurred in connection with equity offerings	-	-	-	-	(928,529)	-	(928,529)

Series C Preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-		(1,518,805)	(1,518,805)

Balance - September 30, 2024	106,333	$319,000	11,863,537	$1,187	$117,497,385	$(105,463,096)	$12,354,476

	Nine Months Ended September 30, 2024
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2024	106,333	$319,000	2,150,412	$216	$112,946,891	$(100,160,891)	$13,105,216

Issuance of stock options for services	-	-	-	-	1,235,207	-	1,235,207

Shares issued as stock compensation	-	-	46,200	4	5,771	-	5,775

Common stock withheld to pay taxes	-	-	(3,025)	-	(4,235)	-	(4,235)

Cancellation of common stock	-	-	(50)	-	-	-	-

Warrants exercised for common stock	-	-	8,220,084	822	7,398	-	8,220

Sale of common stock, warrants and pre-funded warrants pursuant to a registration statement on Form S-1	-	-	1,449,916	145	4,492,053	-	4,492,198

Fees incurred in connection with equity offerings	-	-	-	-	(960,700)	-	(960,700)

Series C Preferred stock dividends	-	-	-	-	(225,000)	-	(225,000)

Net loss	-	-	-	-	-	(5,302,205)	(5,302,205)

Balance - September 30, 2024	106,333	$319,000	11,863,537	$1,187	$117,497,385	$(105,463,096)	$12,354,476

LogicMark, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2023
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2023	106,333	$319,000	1,325,017	$133	$111,521,965	$(89,711,601)	$22,129,497

Stock based compensation expense	-	-	-	-	406,097	-	406,097

Shares issued as stock based compensation	-	-	94,000	9	11,670	-	11,679

Series C Preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	-	(1,444,476)	(1,444,476)

Balance - September 30, 2023	106,333	$319,000	1,419,017	$142	$111,864,732	$(91,156,077)	$21,027,797

	Nine Months Ended September 30, 2023
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2023	173,333	$520,000	480,447	$48	$106,070,253	$(85,610,282)	$20,980,019

Stock based compensation expense	-	-	-	-	1,198,397	-	1,198,397

Shares issued as stock based compensation	-	-	99,000	10	13,872	-	13,882

Sale of common stock, warrants and pre-funded warrants pursuant to a registration statement on Form S-1	-	-	701,250	70	5,211,358	-	5,211,428

Fees incurred in connection with equity offerings	-	-	-	-	(816,017)	-	(816,017)

Fractional shares issued in the 1-for-20 reverse stock split	-	-	40,228	4	(4)	-	-

Warrants exercised for common stock	-	-	64,481	6	162,488	-	162,494

Series F Preferred stock converted to common stock	(67,000)	(201,000)	27,089	3	200,997	-	-

Common stock issued to settle Series F Preferred stock dividends	-	-	6,522	1	48,388	-	48,389

Series C Preferred stock dividends	-	-	-	-	(225,000)	-	(225,000)

Net loss	-	-	-	-	-	(5,545,795)	(5,545,795)

Balance - September 30, 2023	106,333	$319,000	1,419,017	$142	$111,864,732	$(91,156,077)	$21,027,797

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(5,302,205)	$(5,545,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	85,590	78,121
Stock based compensation	1,240,982	1,212,279
Amortization of intangible assets	571,347	571,347
Amortization of product development costs	221,207	-
Amortization of software development costs	248,203	-
Loss on disposal of fixed assets	1,654	-
Changes in operating assets and liabilities:
Accounts receivable	(102,886)	390,401
Inventory	358,739	609,425
Prepaid expenses and other current assets	(26,313)	(331,776)
Accounts payable	(644,091)	(83,040)
Accrued expenses	(63,802)	(492,455)
Deferred revenue	150,007	-
Net Cash Used in Operating Activities	(3,261,568)	(3,591,493)

Cash flows from Investing Activities
Purchase of equipment and website development	(23,201)	(51,073)
Product development costs	(339,402)	(400,895)
Software development costs	(686,761)	(583,561)
Net Cash Used in Investing Activities	(1,049,364)	(1,035,529)

Cash flows from Financing Activities
Proceeds from the sale of common stock and warrants	4,492,198	5,211,428
Fees paid in connection with equity offerings	(772,580)	(816,017)
Common stock withheld to pay taxes	(4,235)	-
Proceeds from exercise of warrants for common stock	8,220	162,494
Series C redeemable preferred stock dividends	(225,000)	(225,000)
Net Cash Provided by Financing Activities	3,498,603	4,332,905
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(812,329)	(294,117)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	6,398,164	7,037,102
Cash, Cash Equivalents and Restricted Cash - End of Period	$5,585,835	$6,742,985

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Conversion of Series F preferred stock to common stock	$-	$201,000
Common stock issued to settle Series F preferred stock dividends	-	48,389
Fees in connection with offering costs included in accounts payable and accrued expenses	188,120	-
Product development costs included in accounts payable and accrued expenses	104,243	69,595
Software development costs included in accounts payable and accrued expenses	89,379	71,231

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

LogicMark, Inc. (“LogicMark” or the “Company”) was incorporated in the State of Delaware on February 8, 2012 and was reincorporated in the State of Nevada on June 1, 2023. LogicMark operates its business in one segment and provides personal emergency response systems (“PERS”), health communications devices, and Internet of Things technology that creates a connected care platform. The Company’s devices give people the ability to receive care at home and confidence to age independently. LogicMark revolutionized the PERS industry by incorporating two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a price point everyday consumers could afford. The PERS technologies as well as other personal safety devices are sold direct-to-consumer through the Company’s eCommerce website and Amazon.com, through dealers and resellers, as well as directly to the United States Veterans Health Administration (“VHA”).

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $5.5 million and a net loss of $5.3 million for the nine months ended September 30, 2024. As of September 30, 2024, the Company had cash and cash equivalents of $5.6 million. As of September 30, 2024, the Company had working capital of $5.1 million and accumulated deficit of $105.5 million, compared to working capital and accumulated deficit as of December 31, 2023 of $6.0 million and $100.2 million, respectively.

Given the Company’s cash position as of September 30, 2024, and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing. The Company may also raise funds through equity or debt offerings to accelerate the execution of its long-term strategic plan to develop and commercialize its core products and to fulfill its product development efforts. As further described in Note 6, Stockholders’ Equity and Redeemable Preferred Stock, on August 5, 2024, the Company closed a firm commitment public offering that resulted in gross proceeds to the Company of approximately $4.5 million.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. The Company had cash equivalents of $4.3 million and $4.7 million as of September 30, 2024 and December 31, 2023, respectively.

RESTRICTED CASH

Restricted cash includes amounts held as collateral for company credit cards. During the year ended December 31, 2023, the Company closed the company credit card and changed to a vendor that did not require cash collateral. As of September 30, 2024 and December 31, 2023, the Company did not have restricted cash.

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company’s revenues consist of product sales to either end customers, to resellers or direct bulk sales to the VHA. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the title of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payments are mostly prepaid, or in limited cases, due net 30 days after the invoice date. The majority of prepaid contracts are with the VHA, which consists of the majority of the Company’s revenues. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates, or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when title transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination.

During the year ended December 31, 2023, the Company released new product and service offerings by leasing hardware coupled with monthly subscription services. The Company accounts for the revenue from its lease contracts by utilizing the single component accounting policy. This policy requires the Company to account for, by class of underlying asset, the lease component and non-lease component(s) associated with each lease as a single component if two criteria are met: (1) the timing and pattern of the lease component and the non-lease component are the same and (2) the lease component would be classified as an operating lease, if accounted for separately. The Company has determined that its leased hardware meets the criteria to be operating leases and has the same timing and pattern of transfer as its monthly subscription services. The Company has elected the lessor practical expedient within ASC 842, Leases (“ASC 842”) and recognizes, measures, presents, and discloses the revenue for the new offering based upon the predominant component, either the lease or non-lease component. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers (“ASC 606”) for its leased product for which it has determined that the non-lease components of the new offering is the predominant component of the contract. For the three and nine months ended September 30, 2024, the Company’s sales recognized over time were immaterial. For the three and nine months ended September 30, 2023, none of the Company’s sales were recognized over time.

SALES TO DEALERS AND RESELLERS

The Company maintains a reserve for unprocessed and estimated future price adjustments, claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. These reserves were not material as of September 30, 2024 and December 31, 2023.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in cost of goods sold and were $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2023.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE - NET

For the three and nine months ended September 30, 2024 and 2023, the Company’s revenues were primarily the result of shipments to VHA hospitals and clinics, which are made in most cases on a prepaid basis. The Company also sells its products to dealers and resellers, typically providing customers with modest trade credit terms. Sales made to dealers and resellers are done with limited rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the accounts receivable allowance for credit losses, as necessary whenever events or circumstances indicate the carrying value may not be recoverable. As of September 30, 2024 and December 31, 2023, the allowance for credit losses was immaterial.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the first-in, first-out method.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of September 30, 2024, inventory was composed of $0.8 million in finished goods on hand. As of December 31, 2023, inventory was composed of $1.2 million in finished goods on hand.

The Company is required to partially prepay for inventory with certain vendors. As of September 30, 2024 and December 31, 2023, $0.3 million and $0.3 million, respectively, of prepayments were made for inventory in both periods and are included in prepaid expenses and other current assets on the balance sheet.

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

GOODWILL

Goodwill is reviewed annually in the fourth quarter, or when circumstances indicate that an impairment may have occurred. The Company first performs a qualitative assessment of goodwill impairment, which considers factors such as market conditions, performance compared to forecast, business outlook and unusual events. If the qualitative assessment indicates a possible goodwill impairment, goodwill is then quantitatively tested for impairment. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. If a quantitative goodwill impairment test is required, the fair value is determined using a variety of assumptions including estimated future cash flows using applicable discount rates (income approach), comparisons to other similar companies (market approach), and an adjusted balance sheet approach. As of September 30, 2024, no indicators of impairment were noted.

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark LLC in 2016, the former subsidiary that was merged with and into the Company and are included in other intangible assets in the Company’s condensed balance sheets as of September 30, 2024 and December 31, 2023.

As of September 30, 2024, the other intangible assets are composed of patents of $1.0 million; trademarks of $0.7 million; and customer relationships of $0.6 million. As of December 31, 2023, the other intangible assets are composed of patents of $1.3 million; trademarks of $0.8 million; and customer relationships of $0.8 million. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years, 20 years, and 10 years, respectively. During the three and nine months ended September 30, 2024, the Company had amortization expense of $0.2 million and $0.6 million, respectively. During the three and nine months ended September 30, 2023, the Company had amortization expense of $0.2 million and $0.6 million, respectively.

As of September 30, 2024, total amortization expense estimated for the remainder of fiscal year 2024 was $0.2 million. Amortization expense estimated for 2025 is expected to be approximately $0.8 million, $0.6 million for 2026, $0.3 million for 2027, $0.1 million for 2028, and approximately $0.4 million thereafter.

RESEARCH AND DEVELOPMENT AND PRODUCT AND SOFTWARE DEVELOPMENT COSTS

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and hardware development firms. The Company expenses all research and development costs as incurred until technological feasibility has been established for the product. Once technological feasibility is established, development costs including software and hardware design are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. For the three months ended September 30, 2024, the Company capitalized $0.2 million and $0.3 million in product development costs and software development costs, respectively. For the nine months ended September 30, 2024, the Company capitalized $0.4 million and $0.8 million in product development cost and software development costs, respectively. For the three months ended September 30, 2023, the Company did not capitalize any product development. For the nine months ended September 30, 2023, the Company capitalized $0.5 million of such product development costs. For the three and nine months ended September 30, 2023, the Company capitalized $0.5 million and $0.7 million of such software development costs, respectively. Amortization of these costs was on a straight-line basis over three years and amounted to approximately $73.9 thousand and $0.1 million for product development and software development, respectively, for the three months ended September 30, 2024. For the nine months ended September 30, 2024, amortization of these costs amounted to approximately $0.2 million and $0.2 million for product development and software development, respectively. There was no amortization of product development costs during the three and nine months ended September 30, 2023. Cumulatively, as of September 30, 2023, approximately $0.9 million of capitalized product development costs arose from expenditures to a company considered to be a related party since it is controlled by the Company’s Vice-President of Engineering.

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

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Basic net loss attributable to common stockholders per share (“Basic net loss per share”) was computed using the weighted average number of common shares outstanding. Diluted net loss applicable to common stockholders per share (“Diluted net loss per share”) includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 229,124 shares of common stock and warrants to purchase 47,205,502 shares of common stock as of September 30, 2024, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 59,728 shares of common stock and warrants to purchase 1,253,985 shares of common stock as of September 30, 2023, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2024	2023
Salaries, payroll taxes and vacation	$260,422	$167,930
Merchant card fees	23,018	14,983
Professional fees	44,611	83,532
Management incentives	319,216	503,800
Lease liability	70,158	68,321
Development costs	75,890	109,000
Other	388,071	203,632
Totals	$1,181,386	$1,151,198

NOTE 6 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK

August 2024 Public Offering

On August 5, 2024 (the “Closing Date”), the Company, in connection with a best efforts public offering (the “Offering”), sold to certain purchasers an aggregate of (x) 1,449,916 units of the Company (the “Units”) at an offering price of $0.4654 per Unit, consisting of (i) 1,449,916 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) (ii) 1,449,916 of the Company’s Series A warrants to purchase Common Stock, exercisable for up to 1,449,916 shares of Common Stock at an exercise price of $0.4654 per share (the “August Series A Warrants”), and (iii) 1,449,916 of the Company’s Series B warrants to purchase Common Stock at an exercise price of $0.4654 per share, exercisable for up to 1,449,916 shares of Common Stock (the “August Series B Warrants”); and (y) 8,220,084 pre-funded units of the Company (the “Pre-Funded Units”) at an offering price $0.4644 per Pre-Funded Unit, consisting of (i) 8,220,084 pre-funded common stock purchase warrants exercisable for up to 8,220,084 shares of Common Stock at $0.001 per share, (the “August Pre-Funded Warrants”), (ii) 8,220,084 August Series A Warrants and (iii) 8,220,084 August Series B Warrants, pursuant to the Company’s Form S-1 registration statement, as amended (File No. 333-279133), declared effective by the SEC on August 1, 2024 and securities purchase agreements, dated August 2, 2024, between the Company and each of the purchasers signatory thereto (the “Purchasers”). The August Series B Warrants can be exercised on an alternate cashless basis which would result in holders receiving four (4) times the number of common stock if such election is made. On the Closing Date, the Company received gross proceeds of approximately $4.5 million, before deducting placement agent commissions and estimated Offering expenses. The Company has begun to use the net proceeds from the Offering for continued new product development, working capital and other general corporate purposes.

In addition, as of September 30, 2024, the Purchasers exercised their August Pre-Funded Warrants for an aggregate of 8,220,084 shares of Common Stock. As of September 30, 2024, the exercise price of the August Series A Warrants were subject to a one-time reset adjustment, which resulted in a new exercise price of $0.1593 per warrant share.

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

January 2023 Offering

On January 25, 2023, the Company closed a firm commitment registered public offering (the “January Offering”) pursuant to which the Company issued (i) 529,250 shares of Common Stock and 10,585,000 common stock purchase warrants (exercisable for 793,875 shares of Common Stock at a purchase price of $2.52 per share), subject to certain adjustments and (ii) 3,440,000 pre-funded common stock purchase warrants that were exercised for 172,000 shares of Common Stock at a purchase price of $0.02 per share, subject to certain adjustments and 3,440,000 warrants to purchase up to an aggregate of 258,000 shares of Common Stock at a purchase price of $2.52 per share and (iii) 815,198 additional warrants to purchase up to 61,140 shares of Common Stock at a purchase price of $2.52 per share, which additional warrants were issued upon the partial exercise by the underwriters of their over-allotment option, pursuant to an underwriting agreement, dated as of January 23, 2023 between the Company and Maxim Group LLC, as representative of the underwriters. The January Offering resulted in gross proceeds to the Company of approximately $5.2 million, before deducting underwriting commissions and offering expenses.

Series C Redeemable Preferred Stock

In May 2017, the Company authorized Series C Redeemable Preferred Stock. Holders of Series C Redeemable Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For each of the three and nine months ended September 30, 2024 and September 30, 2023, the Company recorded Series C Redeemable Preferred Stock dividends of $75 thousand and $225 thousand, respectively.

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

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Redeemable Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Redeemable Preferred Stock as temporary equity in the balance sheets as of September 30, 2024 and December 31, 2023 until such time that events occur that indicate otherwise.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable as of September 30, 2024 and December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding and Exercisable at January 1, 2024	9,531,242	$39.44	3.72	$-
Issued in August 2024 Offering	37,921,212	0.24	4.21	-
Issued prefunded warrants	8,220,084	-	-	-
Exercise of prefunded warrants	(8,220,084)	-	-	-
Expired warrants	(246,952)	305.00	-	-
Outstanding at September 30, 2024	47,205,502	$6.70	3.97	$-

NOTE 7 - STOCK INCENTIVE PLANS

2023 Stock Incentive Plan

On March 7, 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The aggregate maximum number of shares of common stock that may be issued under the 2023 Plan is 68,723 shares for the 2023 fiscal year; thereafter, the maximum number is limited to 15% of the outstanding shares of common stock, calculated on the first business day of each fiscal quarter. As of September 30, 2024, the maximum number of shares of common stock that may be issued under the 2023 Plan is 329,038. Under the 2023 Plan, options which are forfeited or terminated, settled in cash in lieu of shares of common stock, or settled in a manner such that shares are not issued, will again immediately become available to be issued. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the 2023 Plan and will not again be available for issuance.

During the three months ended September 30, 2024, an aggregate of 65,572 fully vested stock options were granted under the 2023 Plan to four non-employee directors at an exercise price of $0.61 per share, in consideration for services provided to the Company.

During the nine months ended September 30, 2024, the Company issued an aggregate of 2,000 stock options under the Company’s 2023 Stock Incentive Plan (the “2023 Plan”), vesting over a period of four years to employees with an average exercise price of $1.04 per share. In addition, an aggregate of 164,564 fully vested stock options were granted under the 2023 Plan to non-employee directors at an average exercise price of $0.93 per share, in each case in consideration for services provided to the Company. The aggregate fair value of the shares issued to the directors was $0.1 million. As of September 30, 2024, the unrecognized compensation cost related to non-vested stock options was $24.3 thousand.

During the three and nine months ended September 30, 2024, 8,418 stock options were forfeited by participants under the 2023 Plan.

During the three and nine months ended September 30, 2023, 1,500 stock options were forfeited by participants under the 2023 Plan.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - STOCK INCENTIVE PLANS (CONTINUED)

2017 Stock Incentive Plan

On August 24, 2017, the Company’s stockholders approved the 2017 Stock Incentive Plan (“2017 SIP”). The aggregate maximum number of shares of common stock that were issuable under the 2017 SIP was limited to 10% of the outstanding shares of common stock, calculated on the first business day of each fiscal year. Under the 2017 SIP, options that had been forfeited or terminated, settled in cash in lieu of shares of common stock, or settled in a manner such that shares were not issued, would immediately become available to be issued again. If shares of common stock were withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock would have been treated as shares that had been issued under the 2017 SIP and would not have been available for issuance again. On March 7, 2023, the Company’s 2017 SIP was terminated upon the approval of the 2023 Plan at the Company’s special meeting of stockholders.

During the three and nine months ended September 30, 2024, the Company did not issue any stock options under the 2017 SIP. As of September 30, 2024, the unrecognized compensation cost related to non-vested stock options was $17 thousand.

During the three months ended September 30, 2023, the Company did not issue any stock options under the 2017 SIP. During the nine months ended September 30, 2023, the Company issued 3,125 stock options under the 2017 SIP vesting over four years to employees with an exercise price of $3.80 per share and a total aggregate fair value of $11 thousand. In addition, 10,528 fully vested stock options were granted under the 2017 SIP to four non-employee Board directors at an exercise price of $3.80 per share. The aggregate fair value of the shares issued to the directors was $35 thousand.

During the three and nine months ended September 30, 2024, no stock options and 1,000 stock options were forfeited, respectively, by participants under the 2017 SIP. During the three and nine months ended September 30, 2023, no stock options and 750 stock options were forfeited, respectively, by participants under the 2017 SIP.

2013 Long-Term Stock Incentive Plan

On January 4, 2013, the Company’s stockholders approved the Company’s Long-Term Stock Incentive Plan (“2013 LTIP”). The maximum number of shares of common stock that were issuable under the 2013 LTIP, including stock awards, stock issued to the Company’s Board, and stock appreciation rights, was limited to 10% of the common shares outstanding on the first business day of any fiscal year. The Company’s 2013 LTIP expired in accordance with its terms on January 3, 2023.

During the three and nine months ended September 30, 2024 and 2023, the Company did not issue any stock options under the 2013 LTIP. As of September 30, 2024, the unrecognized compensation cost related to non-vested stock options was $0.2 million.

During the three and nine months ended September 30, 2024, no stock options were forfeited by participants under the 2013 LTIP. During the three months ended September 30, 2023, 250 stock options were forfeited and during the nine months ended September 30, 2023, 1,500 stock options were forfeited by participants under the 2013 LTIP.

Stock based Compensation Expense

Total stock based compensation expense during the three and nine months ended September 30, 2024 pertaining to awards under the 2023 Plan, the 2017 SIP and the 2013 LTIP amounted to $0.4 million and $1.2 million, respectively. Total stock based compensation expense during the three and nine months ended September 30, 2023, pertaining to awards under the 2017 SIP and 2013 LTIP amounted to $0.4 million and $1.2 million, respectively.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of our business. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company, threatened against or affecting the Company, in which an adverse decision could have a material adverse effect upon our business, operating results, or financial condition.

COMMITMENTS

The Company leases warehouse space and equipment in the U.S., which are classified as operating leases expiring at various dates. The Company determines if an arrangement qualifies as a lease at the lease inception. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate lease is for a fulfillment center, with a lease term of 5 years expiring in August 2025. The Company has elected to account for the lease and non-lease components (insurance and property taxes) as a single lease component for its real estate leases. Lease payments, which includes lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a new five-year lease agreement in June 2020 for new warehouse space located in Louisville, Kentucky. The Right of Use (“ROU”) asset value added as a result of this new lease agreement was $0.3 million. The Company’s ROU asset and lease liability accounts reflect the inclusion of this lease in the Company’s balance sheets as of September 30, 2024 and December 31, 2023. The current monthly rent of $6.8 thousand increased from the commencement amount of $6.6 thousand in September 2024 in accordance with the lease agreement, which requires that the rent increase 3% annually.

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

For the three and nine months ended September 30, 2024, total operating lease cost was $19.2 thousand and $57.6 thousand, respectively, and was recorded in direct operating costs. Operating lease cost for the three and nine months ended September 30, 2023 amounted to $25.4 thousand and $76.2 thousand, respectively, and was recorded in direct operating costs and general and administrative expenses. Operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next three years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of September 30, 2024:

Year Ending December 31,
2024 (for the remainder of 2024)	20,400
2025	54,400
Total future minimum lease payments	$74,800
Less imputed interest	(4,642)
Total present value of future minimum lease payments	$70,158

As of September 30, 2024
Operating lease right-of-use assets	$65,758

Accrued expenses	$70,158

As of September 30, 2024
Weighted Average Remaining Lease Term	0.92
Weighted Average Discount Rate	13.00%

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

Rights Agreement

On November 1, 2024, the Company entered into a rights agreement with Nevada Agency and Transfer Company, as rights agent (the “Rights Agreement”). Pursuant to the Rights Agreement, in the event that a person or entity or group thereof becomes the Beneficial Owner (as defined in the Rights Agreement) of at least fifteen percent (15%) of the outstanding shares of Common Stock (an “Acquiring Person”), each holder of Common Stock as of the close of business on November 1, 2024 will be entitled to receive on the Distribution Date (as defined below) a dividend of one right for each share of Common Stock owned by such holder (each, a “Right”), with each Right exercisable for one one-hundredth of a share of the Company’s Series G Non-Convertible Voting Preferred Stock, $0.0001 par value per share (the “Series G Preferred Stock”), at a price of $0.05 per one-hundredth of a share, subject to adjustment as set forth in the Rights Agreement. The Rights are not exercisable until the earlier of: (1) the first date of public announcement by the Company or by an Acquiring Person of such acquisition of beneficial ownership of 15% or more of the outstanding Common Stock without the prior approval of the Board or such earlier date as a majority of the Board shall become aware of the existence of an Acquiring Person, or (2) the tenth business day (subject to extension by the Board) following the commencement of, or public announcement of an intention to commence, a tender or exchange offer which would result in the beneficial ownership of 15% or more of the outstanding Common Stock (the “Distribution Date”). The Rights will expire upon the earlier of (i) November 1, 2027, unless otherwise extended by the Company’s stockholders or and (ii) redemption or exchange by the Company.

Also on November 1, 2024, in connection with the Rights Agreement, the Company filed a Certificate of Designation, Preferences, and Rights of Series G Non-Convertible Voting Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada. This Certificate of Designation authorized 1,000,000 shares of the Series G Preferred Stock. Each share of Series G Preferred Stock entitles the holder to cast 100 votes on all matters submitted to stockholders to vote and the Series G Preferred Stockholders will vote together as one class with the holders of Common Stock on any such matters. The Series G Preferred Stock purchasable upon exercise of the Rights are non-convertible and non-redeemable (except as provided in the Certificate of Designation) and junior to any other series of preferred stock the Company has issued or may issue (unless otherwise provided in the terms of such other series). In the event of liquidation of the Company, the holders of Series G Preferred Stock will receive a preferred liquidation payment equal to the greater of $5.00 per share or an amount per share equal to 100 times the aggregate payment to be distributed per share of Common Stock.

Settlement Agreements and Issuance of New Preferred Stock

On November 13, 2024, the Company entered into settlement and release agreements (the “Settlement Agreements”) with the current and former holders (the “Series B Holders”) of its August Series B Warrants, issued in the Offering, pursuant which on such date all remaining Series B Warrants were exercised and the Series B Holders waived and released the Company from certain claims in connection with the exercise thereof and in exchange the Company agreed to issue the New Preferred Stock (as defined below).

In connection with the Settlement Agreements, on November 13, 2024, the Company filed with the Secretary of State of the State of Nevada (the “Nevada Secretary of State”): (i) a Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Non-Voting Preferred Stock (the “Series H Certificate of Designation”) to designate 1,000 shares of the Company’s authorized and unissued preferred stock as Series H Convertible Non-Voting Preferred Stock, $0.0001 par value per share (the “Series H Preferred Stock”); and (ii) a Certificate of Designation of Preferences, Rights and Limitations of Series I Non-Convertible Voting Preferred Stock (the “Series I Certificate of Designation,” and together with the Series H Certificate of Designation, the “Certificates of Designation”) to designate 1,000 shares of the Company’s authorized and unissued preferred stock as Series I Non-Convertible Voting Preferred Stock, $0.0001 par value per share (the “Series I Preferred Stock”, and together with the Series H Preferred Stock, the “New Preferred Stock”). Each Certificate of Designation became effective upon its filing with the Nevada Secretary of State, and establishes the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the applicable Preferred Stock.

Pursuant to the Settlement Agreements, on November 14, 2024, the Company issued to the Series B Holders (i) an aggregate of 1,000 shares of Series H Preferred Stock, which are convertible at the option of the Series B Holder into shares of Common Stock (the “Conversion Shares”) at an initial conversion price of $0.4654, and (ii) an aggregate of 1,000 shares of Series I Preferred Stock, each share of which entitles the holder thereof to two (2) votes on all matters submitted to a vote of the stockholders of the Company. The Series I Preferred Stock will be automatically redeemed for no consideration upon the redemption, conversion or sale of shares of Series H Preferred Stock on a one for one basis. The shares of Series H Preferred Stock have a stated value of $1,000 and are initially convertible into approximately 2,148,689 shares of Common Stock in the aggregate. The conversion price will reset on the fifth trading day following the effective date of the Company’s next reverse stock split of its shares of Common Stock to the greater of (i) the lowest volume weighted average price of the Common Stock during the five trading days immediately preceding the reset date and (ii) the floor price of $0.1785.

Also pursuant to the Settlement Agreements, on the issuance date of the New Preferred Stock, the Company entered into registration rights agreements with the Series B Holders pursuant to which the Company agreed to register the resale of the Conversion Shares. The Company is required to prepare and file the resale registration statement with the SEC no later than the 30th calendar day following the date of the issuance of the New Preferred Stock and to use its best efforts to have such registration statement declared effective within 60 calendar days after such date, subject to certain exceptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2024, should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 (this “Form 10-Q”). This discussion and other disclosure in this Form 10-Q contain forward-looking statements and information relating to our business, including without limitation those related to current and future compliance with the listing requirements of The Nasdaq Stock Market LLC, that reflect our current views and assumptions concerning future events and is subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform to these statements to actual results.

Overview

LogicMark, Inc. provides PERS, health communications devices, and Internet of Things technology that creates a connected care platform. The Company’s devices provide people with the ability to receive care at home and age independently. The Company’s PERS devices incorporate two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a consumer-friendly price point aimed at everyday consumers. These PERS technologies, as well as other personal safety devices, are sold direct-to-consumer through Company’s eCommerce website and Amazon.com, through dealers and resellers, as well as directly to the United States Veterans Health Administration. The Company was awarded a contract by the U.S. General Services Administration that enables the Company to distribute its products to federal, state, and local governments.

Recent Developments

Rights Agreement

On October 18, 2024, Winvest Investment Fund Management Corp. (“Winvest”) filed with the U.S. Securities and Exchange Commission (the “SEC”) an initial Statement on Schedule 13D, a Form 3 and a Form 4 (collectively, the “Winvest Filings”) indicating its ownership of approximately 67% of the outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company. On October 28, 2024, Winvest provided the Company with a written consent (the “Winvest Consent”) purportedly amending the Company’s bylaws (the “Bylaws”) by (i) changing how the number of the directors on the Company’s board of directors (the “Board”) may be determined, (ii) changing how the Bylaws may be amended, (iii) adding a new bylaw preventing certain adverse actions by the Board against significant stockholders, and (iv) replacing the Company’s current slate of directors with a new four-member Board. Based on the records of the Company’s transfer agent, at no time since the date of the Winvest Filings has Winvest been the holder of a majority of the voting power of the Company, including the date of the Winvest Consent.

On October 30, 2024, the Board convened a meeting with Company’s management and its legal advisors to discuss these developments and unanimously determined that under the circumstances, including Winvest’s attempt to rapidly accumulate shares of Common Stock and effect significant changes to the Company Bylaws and management, the implementation of a stockholder rights plan would be in the best interests of the Company and all of its stockholders by protecting against Winvest’s intention to take control of the Company without appropriately compensating the rest of the Company’s stockholders, which would if consummated, trigger “fundamental transaction” and similar provisions in certain of the Company’s outstanding Common Stock purchase warrants, material agreements and the Company’s Certificate of Designations, Preferences and Rights of Series C Non-Convertible Voting Preferred Stock, all of which taken together would leave the Company insolvent and at significant risk of having to file for bankruptcy.

Accordingly, on November 1, 2024, the Company entered into a rights agreement with Nevada Agency and Transfer Company, as rights agent (the “Rights Agreement”). Pursuant to the Rights Agreement, in the event that a person or entity or group thereof becomes the Beneficial Owner (as defined in the Rights Agreement) of at least fifteen percent (15%) of the outstanding shares of Common Stock (an “Acquiring Person”), each holder of Common Stock as of the close of business on November 1, 2024 will be entitled to receive on the Distribution Date (as defined below) a dividend of one right for each share of Common Stock owned by such holder (each, a “Right”), with each Right exercisable for one one-hundredth of a share of the Company’s Series G Non-Convertible Voting Preferred Stock, $0.0001 par value per share (the “Series G Preferred Stock”), at a price of $0.05 per one-hundredth of a share, subject to adjustment as set forth in the Rights Agreement. The Rights are not exercisable until the earlier of: (1) the first date of public announcement by the Company or by an Acquiring Person of such acquisition of beneficial ownership of 15% or more of the outstanding Common Stock without the prior approval of the Board or such earlier date as a majority of the Board shall become aware of the existence of an Acquiring Person, or (2) the tenth business day (subject to extension by the Board) following the commencement of, or public announcement of an intention to commence, a tender or exchange offer which would result in the beneficial ownership of 15% or more of the outstanding Common Stock (the “Distribution Date”). The Rights will expire upon the earlier of (i) November 1, 2027, unless otherwise extended by the Company’s stockholders or and (ii) redemption or exchange by the Company.

Also on November 1, 2024, in connection with the Rights Agreement, the Company filed a Certificate of Designation, Preferences, and Rights of Series G Non-Convertible Voting Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada. This Certificate of Designation authorized 1,000,000 shares of the Series G Preferred Stock. Each share of Series G Preferred Stock entitles the holder to cast 100 votes on all matters submitted to stockholders to vote and the Series G Preferred Stockholders will vote together as one class with the holders of Common Stock on any such matters. The Series G Preferred Stock purchasable upon exercise of the Rights are non-convertible and non-redeemable (except as provided in the Certificate of Designation) and junior to any other series of preferred stock the Company has issued or may issue (unless otherwise provided in the terms of such other series). In the event of liquidation of the Company, the holders of Series G Preferred Stock will receive a preferred liquidation payment equal to the greater of $5.00 per share or an amount per share equal to 100 times the aggregate payment to be distributed per share of Common Stock.

Settlement Agreements and Issuance of New Preferred Stock

On November 13, 2024, the Company entered into settlement and release agreements (the “Settlement Agreements”) with the current and former holders (the “Series B Holders”) of its August Series B Warrants, issued in the Offering. Pursuant to the Settlement Agreements, in consideration for the Series B Holders’ agreement to exercise any outstanding August Series B Warrants on or before the date of the issuance of the New Preferred Stock (as defined below) and waive any and all claims or demands that the Series B Holders may receive upon exercise of the August Series B Warrants pursuant to Sections 2.3 and 3.8 of the August Series B Warrants on or after the effective time of the Company’s next reverse stock split of its outstanding Common Stock (the “Reverse Stock Split”) a number of shares of Common Stock in excess of four (4) times the number of shares of Common Stock that was initially issuable upon exercise of the August Series B Warrants as of the date of their issuance, the Company issued to the Series B Holders, on November 14, 2024, (i) an aggregate of 1,000 shares of a newly-designated series of preferred stock of the Company known as the Series H Convertible Non-Voting Preferred Stock, $0.0001 par value per share (the “Series H Preferred Stock”), which are convertible at the option of the holder thereof into shares of Common Stock (the “Conversion Shares”) at an initial conversion price of $0.4654, and (ii) an aggregate of 1,000 shares of a newly-designated series of preferred stock of the Company known as the Series I Non-Convertible Voting Preferred Stock, $0.0001 par value per share (the “Series I Preferred Stock”, and together with the Series H Preferred Stock, the “New Preferred Stock”), each share of which entitles the holder thereof to two (2) votes on all matters submitted to a vote of the stockholders of the Company. The Series I Preferred Stock will be automatically redeemed for no consideration upon the redemption, conversion or sale of shares of Series H Preferred Stock on a one for one basis. The shares of Series H Preferred Stock have a stated value of $1,000 and are initially convertible into approximately 2,148,689 shares of Common Stock in the aggregate, subject to a 4.99%/9.99% beneficial ownership limitation. In an event of liquidation, each holder of Series H Preferred Stock is entitled to the greater of (a) the aggregate stated value of the shares of Series H Preferred Stock, and (b) the amount the holder’s shares of Series H Preferred Stock would be entitled to receive if their shares of Series H Preferred Stock were fully converted. The conversion price will reset on the fifth trading day following the effective date of the Reverse Stock Split to the greater of (i) the lowest volume weighted average price of the Common Stock during the five trading days immediately preceding the reset date and (ii) the floor price of $0.1785.

Also pursuant to the Settlement Agreements, on the issuance date of the New Preferred Stock, the Company entered into registration rights agreements with the Series B Holders (pursuant to which the Company agreed to register the resale of the Conversion Shares. The Company is required to prepare and file the resale registration statement with the SEC no later than the 30th calendar day following the issuance of the New Preferred Stock and to use its best efforts to have such registration statement declared effective within 60 calendar days after such date, subject to certain exceptions.

Results of Operations

Three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023.

Revenue, Cost of Goods Sold, and Gross Profit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$2,705,461	$2,367,227	$7,652,813	$7,503,940
Cost of Goods Sold	903,834	769,956	2,529,018	2,444,401
Gross Profit	$1,801,627	$1,597,271	$5,123,795	$5,059,539
Profit Margin	67%	67%	67%	67%

We experienced a 14% increase in revenue for the three months ended September 30, 2024, compared to the same period ended September 30, 2023. We experienced a 2% increase in revenue for the nine months ended September 30, 2024, as compared to the same period ended September 30, 2023. The primary increase in revenue was due to higher sales of our Guardian Alert 911 Plus hardware and the new revenue stream in 2024 from our recently released Freedom Alert Mini.

No material fluctuations were noted for the three and nine months ended September 30, 2024 in gross profit margin, compared to the same period ended September 30, 2023. The increase in cost of goods sold for both the three and nine months ended September 30, 2024, compared to the same periods ended September 30, 2023 were consistent with increases in revenue.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Expenses	2024	2023	2024	2023
Direct operating cost	$359,044	$266,746	$1,010,624	$841,974
Advertising costs	114,795	57,195	402,229	190,588
Selling and marketing	599,306	636,643	1,792,337	1,620,109
Research and development	96,650	242,697	404,108	806,851
General and administrative	1,727,550	1,901,516	5,609,510	6,759,135
Other expense	101,013	54,296	254,770	133,261
Depreciation and amortization	402,821	217,767	1,126,346	649,468
Total Expenses	$3,401,179	$3,376,860	$10,599,924	$11,001,386

Direct Operating Cost

The $0.1 million increase in direct operating costs for the three months ended September 30, 2024, compared to the same period ended September 30, 2023, was primarily driven by an increase in salaries and related expenses and direct operating fees incurred from an increase in sales through Amazon.com. The $0.2 million increase in direct operating cost for the nine months ended September 30, 2024, compared to the same period ended September 30, 2023, was primarily driven by an increase in personnel and related expenses, direct operating fees incurred from sales through Amazon.com and consultant fees.

Advertising Costs

The $0.1 million and $0.2 million increase in advertising costs for the three and nine months ended September 30, 2024, respectively, compared to the same periods ended September 30, 2023, was primarily driven by the cost of advertising related to the sale of our hardware through Amazon.com and a continued expansion in social media advertising.

Selling and Marketing

The $37.3 thousand decrease in selling and marketing expenses for the three months ended September 30, 2024, compared to the same period ended September 30, 2023, was primarily driven by a decrease in personnel. The $0.2 million increase in selling and marketing expenses for the nine months ended September 30, 2024, compared to the same period ended September 30, 2023, was driven by consultants and their related expenses and a focus on recruitment expenses for additional personnel.

Research and Development

The $0.1 million and $0.4 million decrease in research and development expenses for the three and nine months ended September 30, 2024, respectively, compared to the same periods ended September 30, 2023, was driven by an increase in capitalization of salaries and wages due to the development of new hardware and software in the pipeline and a reduction in product development and engineering costs as new products have been released.

General and Administrative

General and administrative costs decreased $0.2 million and $1.1 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods ended September 30, 2023, which was driven by lower recruiting, accounting costs, consulting costs and legal fees.

Other Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other Income	2024	2023	2024	2023
Interest income	$41,109	$88,975	$134,286	$149,914
Other income	$39,638	$246,138	$39,638	$246,138
Total Other Income	$80,747	$335,113	$173,924	$396,052

During each of the three and nine months ended September 30, 2024, the Company recorded $0.1 million and $0.2 million in other income, respectively, which was driven by the generation of interest income from its cash balances and $39.6 thousand, which was driven by the receipt of a refund from the Internal Revenue Services (“IRS”) in connection with our application of an Employee Retention Credit for businesses that had employees and were affected during the COVID-19 pandemic.

During the three and nine months ended September 30, 2023, the Company recorded $0.3 million and $0.4 million in other income, respectively, which was driven by the generation of interest income from its cash balances and $0.2 million, which was driven by the receipt of a refund from the IRS in connection to our application of an Employee Retention Credit for businesses that had employees and were affected during the COVID-19 pandemic.

Liquidity and Capital Resources

Sources of Liquidity

The Company generated an operating loss of $5.5 million and a net loss of $5.3 million for the nine months ended September 30, 2024. As of September 30, 2024, the Company had cash and cash equivalents of $5.6 million. As of September 30, 2024, the Company had working capital of $5.1 million.

Given our cash position as of September 30, 2024, and our projected cash flow from operations, we believe we will have sufficient capital to sustain operations for the twelve months from the date of the filing of our interim condensed financial statements. We may also raise funds through equity or debt offerings to accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Cash Flows

Cash Used in Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $3.3 million. During the nine months ended September 30, 2023, net cash used in operating activities was $3.6 million. Our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms (net 30).

Cash Used in Investing Activities

During the nine months ended September 30, 2024, we purchased $23.2 thousand in equipment and development cost for our website and invested $1.0 million in product development and software development. During the nine months ended September 30, 2023, we purchased $51.1 thousand in equipment and invested $1.0 million in product development and software development.

Cash Provided by Financing Activities

	Nine Months Ended September 30,
Cash flows from Financing Activities	2024	2023
Proceeds from sale of common stock and warrants	$4,492,198	$5,211,428
Fees paid in connection with equity offerings	(772,580)	(816,017)
Common stock withheld to pay taxes	(4,235)	-
Proceeds from exercise of warrants for common stock	8,220	162,494
Series C redeemable preferred stock dividends	(225,000)	(225,000)
Net Cash Provided by Financing Activities	$3,498,603	$4,332,905

During the nine months ended September 30, 2024, we completed a registered public offering of units and pre-funded units, consisting of common stock, warrants and pre-funded warrants, whereby we received gross proceeds of $4.5 million and paid fees of $0.8 million. During the nine months ended September 30, 2023, we completed a registered public offering of units and pre-funded units, consisting of common stock, warrants and pre-funded warrants, whereby we received gross proceeds of $5.2 million and paid fees of $0.8 million. During the nine months ended September 30, 2024 and 2023, we paid Series C Redeemable Preferred Stock dividends amounting to $0.2 million each period.

Impact of Inflation

We believe that our business has been modestly impacted by domestic inflationary trends during the past two fiscal years, which have been offset with selective price increases and productivity improvements.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2024, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item 3 as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2024. Management has concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, the Company issued an aggregate of 65,572 fully vested stock options were granted under the Company’s 2023 Stock Incentive Plan (the “2023 Plan”) to four non-employee directors at an exercise price of $0.61 per share in each case in consideration for services provided to the Company.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1(i)(a)	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Non-Voting Preferred Stock, filed with the Secretary of State of the State of Nevada on November 13, 2024. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2024).
3.1(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series I Non-Convertible Voting Preferred Stock, filed with the Secretary of State of the State of Nevada on November 13, 2024. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2024)
10.1*	Form of Settlement Agreement and Release, dated November 13, 2024, by and among the Company and the signatories thereto.
10.2*	Form of Registration Rights Agreement, dated November 14, 2024, by and among the Company and the signatories thereto.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LogicMark, Inc.

Date: November 14, 2024	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)