Form 10-K
period 2024-12-31
LogicMark, Inc.
filed 2025-03-31
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of June 30, 2024, the last business day of the second fiscal quarter, was approximately $1,239,272 based on a closing price of $15.25 per share on the last trading day prior to such date. Shares of Common Stock held by each director, each officer and each person who owns 10% or more of the outstanding Common Stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 60,588,224 shares of its Common Stock outstanding as of March 27, 2025.

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

Overview

LogicMark builds technology to remotely check, manage and monitor a loved one’s health and safety. The Company is focused on modernizing remote monitoring to help people stay safe and live independently longer. We believe there are five trends driving the demand for better remote monitoring systems:

1.	The “Silver Tsunami”. With 11,000 Baby Boomers turning 65 in the U.S. every day, there will be more older adults than children under 18 for the first time in the near future. With 72 million “Baby Boomers” in the United States, they are not only one of the largest generations, but the wealthiest. Unlike generations before them, Baby Boomers are reliant and comfortable with technology. Most of them expect to live independently at their home.

2.	Shift to At-Home Care. As it stands, the current healthcare system is unprepared for the human resource strain and is shifting much of the care elderly patients used to receive at a hospital, medical or assisted living facility to the patient’s home. The rise of digital communication to support remote care increased dramatically during the COVID-19 pandemic. The need for connected and remote monitoring devices is more necessary and in-demand than ever before.

3.	Rise of Data and IoT. Doctors and clinicians are asking patients to track more and more vital signs. Whether it’s how they’re reacting to medication or tracking blood sugar, patients and their caregivers are participating in their healthcare in unprecedented ways. Consumers are using data collected from connected devices like never before. This data can be used to prevent health emergencies as technology companies use machine learning (“ML”) / artificial intelligence (“AI”) to learn patient patterns and alert the patient and their care team of potential emergencies, leading to a switch from reacting to problems after they occur to predicting potential problems before they occur.

4.

Lack of Healthcare Workers. It’s estimated that 20% of healthcare workers quit during the COVID-19 pandemic. Many healthcare workers who were working during the COVID-19 pandemic suffered from burnout, exhaustion and demoralization due to the COVID-19 pandemic. There were not enough healthcare workers to support our entire population throughout the pandemic, let alone enough to support our elderly population. The responsibility of taking care of elderly family members is increasingly falling on the family, and they need help.

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

Together, we believe these trends have produced a large and growing market opportunity for LogicMark. The Company enjoys a strong base of business with the VHA and plans to expand to other government agencies after being awarded the five-year GSA Agreement in July 2021, which is renewable for up to 25 years.

The PERS Opportunity

PERS, also known as a medical alert or medical alarm system, is designed to detect a threat that requires attention and then immediately contacts a trusted caregiver and/or the emergency medical workforce. Unlike conventional alarm systems which consist of a transmitter and are activated in the case of an emergency, PERS transmits signals to an alarm monitoring medical team, which then departs for the location where the alarm was activated. These types of medical alarms are traditionally utilized by the disabled, elderly or those living alone.

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

Our longstanding partnership with the VHA is a good example. LogicMark has sold over 850,000 PERS devices since 2012, of which over 500,000 devices have been sold to the U.S. government. The signing of the GSA Agreement in 2021 further strengthened our partnership with the government and expanded our ability to capture new sales. We envision a continued focus on growing the healthcare channel during 2025.

In addition to the healthcare channel, LogicMark also expects to continue growth in sales volume through its direct-to-consumer channel. It is estimated that approximately 70% of PERS customers fall into the direct-to-consumer category. Family members regularly conduct research and purchase PERS devices or sign up for monthly subscription services for their loved ones through online websites or phone apps. The Company expects traditionally higher customer acquisition costs to be balanced by higher recurring revenue.

With the growth in IoT devices, data driven solutions using AI and ML are expected to help guide the growth of the PERS industry. In both the healthcare and direct-to-consumer channels, product offerings can include 24/7 emergency response, fall detection, location tracking and geo-fencing, activity monitoring, medication management, caregiver and patient portals, concierge services, telehealth, vitals monitoring, and customer dashboards. These product offerings are primarily delivered via mobile and home-base equipment. LogicMark will also continue to pursue research and development partnerships to grow our product offering.

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

In the past, LogicMark has offered monitored products that were exclusively sold to consumers by monitored resellers. LogicMark sold its devices to resellers, who in turn offered the monitoring component to their consumers as part of their product and service offerings. The resellers would own the device and then lease the PERS product to the consumer. The resellers would charge the consumers a monthly monitoring fee for the lease of the PERS equipment and associated monitoring service. These products were monitored by a third-party central station. During 2023, the Company began selling the LifeSentry Monitored PERS products direct-to-consumers through the Company’s website. In addition, the Company began selling the Freedom Alert Plus and Freedom Alert Mini in the last quarter of 2023 whereby the Company would lease the PERS equipment and charge the monthly monitoring fee for the monitoring services. In late 2024, the Company began selling the Freedom Alert Max, both a PERS unit and cellular phone, which detects falls and sudden movements, instantly triggering an alert for help.

PRODUCT	FEATURES
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
●    IP-67 Water-Resistant
●    Small Form Factor
●    Free Connected Care Mobile App for iOS & Android
●    Emergency Notifications for Caregivers
●    Device Battery Monitoring
●    Device Set-Up and Bluetooth Pairing

●    Monthly monitoring fee

FREEDOM ALERT MAX

●    4G LTE cell phone

●    Fall detection technology that automatically calls emergency services

●    GPS-location services pinpoint the user’s exact location for quicker response times

●    Geofencing alerts notify caregivers when a device is outside of a safety boundary

●    Emergency caregiver video

●    Simple Care Coordination for family, friends, & caregivers

●    Non-emergency calling

●    Unlimited minutes

●    Emergency two-way calling and voice communication via Wi-Fi

●    On-the-go device

●    Free LogicMark Care Village mobile app for iOS or Android.

●    Crisis and Suicide Lifeline (988) pre-programmed into the device

●    Caregivers receive emergency alerts and alerts for device battery and connection status

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

Competitors may have greater financial, technical, and personnel resources, broader distribution networks, a larger portfolio of intellectual property and customers. Success in acquiring new customers is dependent on a variety of factors, including brand and reputation, market visibility, service and product capabilities, quality, price, and the ability to identify and sell to prospective customers. Our approach is to grow our product capabilities as well as key partnerships. The Company has switched from a reactive holistic personal safety perspective approach to capturing data to anticipate potential problems. These steps are expected to help us benefit from the favorable trends and growing demand for PERS in the direct-to-consumer and healthcare channels. In particular, the growing demand from the aging baby boomer generation, of which 11,000 boomers turn 65 each day.

Our Care Economy and Business Strategy

The number of Americans 65 and older make up more than 23% of the US population (over 80 million people) and more than 90% of those over 50 would like to age at home. We believe that our existing PERS and medical alert systems provide this “silver tsunami” of seniors seeking to continue living independently, the ability to stay safe, comfortable, and content in their own home. Our customers’ increasingly mobile and active lifestyles have created new opportunities for us in the fast-growing market for self-monitored products and mobile technology. We plan to continue to grow our unmonitored PERS business, which for those who are on low or fixed income and/or require long charge devices, is a cost effective and potentially life-saving product. However, we continue to see strong opportunities to build and expand our business into monitored services. We plan to continue expanding our cell-based (mPERS) product line to provide a multi-layer safety support using CPaaS, LogicMark’s Caring Platform as a Service, which allows us to integrate with various third-party connected and wearable devices so that we can better serve our customers whether they are at home or on-the-go. This will allow us to capture data required for predictive analysis in order to warn the caregiver of potential future problems.

We plan to continue to expand our business into the “aging with independence” market as well as expanding further into the Care Economy by providing enhanced products and services that make the caring for loved ones easier. One in four millennials as well as more than half of GenX are taking care of loved ones with very little, but much needed, assistance. Further, as the in-home professional care business continues to expand, we believe this is an opportunity for LogicMark to extend its products and services to meet the increasing needs of the growing Care Economy. We intend to do so by expanding the tools for caretakers to better manage both the care of their elderly living independent lives, and to provide mobile and personal safety to others in their care circle so they too can feel safe on the go. We want our products and services to be available for anyone with personal safety concerns, including children or students who are navigating new environments and social situations for the first time.

Our Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We currently rely and will continue to rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. Since the Company’s acquisition in 2016, we have filed fifty-five new patent applications, twenty-three of which have been awarded to date.

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

Corporate Information

History

We were incorporated in the State of Delaware on February 8, 2012. In July 2016, we acquired LogicMark, LLC, which operated as a wholly owned subsidiary of the Company until December 30, 2021, when it was merged into the Company (formerly known as Nxt-ID, Inc.) along with the Company’s other subsidiary, 3D-ID, LLC. As a result of the merger, 3D-ID, LLC was liquidated. Effective February 28, 2022, the Company changed its name from Nxt-ID, Inc. to LogicMark, Inc. The Company has realigned its business strategy with that of its former LogicMark, LLC operating division, managing contract manufacturing and distribution of non-monitored and monitored PERS sold through the VHA, direct-to-consumers, healthcare durable medical equipment dealers and resellers, and monitored security dealers and resellers.

On June 1, 2023, the Company was re-incorporated in the State of Nevada by merging its predecessor entity with and into its wholly-owned subsidiary, LogicMark, Inc., a Nevada corporation, pursuant to an agreement and plan of merger, dated as of June 1, 2023. Such Nevada entity survived and succeeded to the assets, continued the business and assumed the rights and obligations of LogicMark, Inc., the Delaware corporation that existed immediately prior to the effective date of such agreement.

Our principal executive office is located at 2801 Diode Lane, Louisville, KY 40299, and our telephone number is (502) 519-2419.

Our website address is www.logicmark.com. The information contained therein or connected thereto shall not be deemed to be a part of or incorporated into this Report.

Employees

As of March 27, 2025, we had a total of 31 full-time employees, one part-time employee and three long-term contractors. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be very good. Our future success depends on our continuing ability to attract and retain highly qualified personnel. In addition, we have fractional independent contractors whose services we are using on an as-needed basis to assist us in all areas.

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

We continue to develop and refine our business model, but we can provide no assurance that we will be able to generate a sufficient amount of revenue from our business in order to achieve profitability. It is not possible for us to predict at this time the potential success of our business. The revenue and income potential of our proposed business and operations are currently unknown. If we cannot continue as a viable entity, you may lose some or all your investment in our Company.

The Company generated an operating loss of $7.7 million and a net loss of $9.0 million for the year ended December 31, 2024, compared to an operating loss of $15.3 million and a net loss of $14.6 million for the year ended December 31, 2023. As of December 31, 2024, the Company had cash and cash equivalents and stockholders’ equity of $3.8 million and $10.4 million, respectively, compared to cash and cash equivalents and stockholders’ equity of $6.4 million and $13.1 million, respectively, as of December 31, 2023. As of December 31, 2024, the Company had working capital of $3.3 million, compared to working capital on December 31, 2023, of $6.0 million. In February 2025, the Company completed a public offering, which resulted in total gross proceeds of $14.4 million. We cannot provide any assurance that we will be able to raise additional cash from equity financing, secure debt financing, and/or generate revenue from the sales of our products. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

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

Further, our U.S. government contracts are subject to termination by the U.S. government either at its convenience or upon the default of the contractor. Termination for convenience provisions provide only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses impose liability on the contractor for excess costs incurred by the U.S. government in re-procuring undelivered items from another source. Any decisions by the U.S. government to not exercise contract options or to terminate, cancel, delay, modify or curtail our major programs or contracts would adversely affect our revenues, revenue growth and profitability.

A failure by us to continue to generate task orders or fulfill our obligations under an IDIQ contract with the GSA, or our inability to secure an IDIQ contract with the GSA, would have a material adverse effect on our financial condition and results of operation.

Our contract with the GSA provides for the issuance by the government of orders for our PERS and contains a multi-year term with unfunded ceiling amounts, which allows but does not commit the GSA to purchase from us. Additionally, we currently do not have an IDIQ contract with the GSA, and we may not be able to secure an IDIQ contract with the GSA in the future. A failure to be awarded task orders under any contracts with the government would have a material adverse effect on our results of operations and financial conditions. Additionally, any failure by us to fulfill our contractual obligations under these government contracts, or to secure an IDIQ contract with the GSA, would result in substantially reduced revenue and profits and would have a material adverse effect on our financial condition and results of operation. Our ability to fulfill our contractual obligations may be limited by our ability to devote sufficient resources and limited by availability of material supplies. If we do not fulfill our contractual obligations in a timely manner, we may experience delays in product delivery which would postpone receipt of revenue from those delayed deliveries. Additionally, if we are consistently unable to fulfill the orders and other related obligations, this may be a disincentive to customers to award large contracts to us in the future until they are comfortable that we can effectively manage the orders, or even result a termination of an existing contract.

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

As our products and services are complex and incorporate a variety of product, proprietary software and third-party software, such products or services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our products and services and new defects or disruptions may occur in the future. Such defects could also create vulnerabilities that could inadvertently permit access to protected customer data. However, any defect or disruption in our products or services in the future could materially affect our business, reputation, or financial results.

Our supply chains in Taiwan subject us to risks and uncertainties relating to the regulations of Taiwan as well as potential geopolitical friction.

The move of our contract manufacturing from China and Hong Kong to Taiwan exposes us to certain risks with respect to regulations in Taiwan and the relationship between Tawain and China. Tensions between mainland China and Taiwan have increased significantly in recent years, presenting an elevated risk of hostilities. Significant or prolonged military or other geopolitical conflict involving China and Taiwan could severely limit or prevent us from receiving our products from Taiwan, which would have a material adverse impact on our business. The manufacturing of our products depends on our operations in Taiwan, and as such, any disruption impacting Taiwan could significantly and adversely impact our ability to supply our customers with products.

In recent years, international market conditions and the international regulatory environment have been increasingly affected by competition among countries and geopolitical frictions. In particular, the U.S. government has advocated for and taken steps towards restricting trade in certain goods. The United States may take further actions to eliminate perceived unfair competitive advantages created by alleged manipulating actions. Changes to national trade or investment policies, treaties and tariffs, fluctuations in exchange rates, or the perception that these changes could occur, could adversely affect the financial and economic conditions in the jurisdictions in which we operate, as well as our international and cross-border operations, our financial condition and results of operations.

Changes in national trade laws and policies and barriers to trade by the United States or other countries where our business operates could negatively affect our business. Conflicting regulatory requirements could also increase our compliance costs and subject us to regulatory scrutiny. Any further escalation in geopolitical tensions or a trade war, or news and rumors of any escalation, could affect activity levels within our ecosystem and have a material and adverse effect on our business, results of operations, and/or the trading prices of our shares and/or other securities. Changes in national investment laws and policies and barriers to cross-border investment, such as any restrictions imposed by the United States or other countries on capital flows, may prevent potential investors from investing in us, and the trading prices and liquidity of our shares and/or other securities may suffer as a result.

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

Our future success depends on the continued service of management, engineering, sales and marketing personnel and our ability to identify, hire and retain additional personnel.

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

As of December 31, 2023, we remediated certain matters that constituted material weaknesses in our internal controls over financial reporting. However, if the measures taken to remediate these weaknesses prove to be insufficient, or if new deficiencies arise, we may experience inaccuracies in our financial reporting, delays in preparing our financial statements, or undetected fraud, all of which could adversely impact our business operations, investor confidence, and the trading price of our Common Stock.

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

The uncertainty caused by inflation, conflict, loss of life and disaster connected to ongoing armed conflicts between Ukraine and Russia in Europe and Israel and Hamas in the Middle East, and the foreign and domestic government sanctions imposed on Russia as a result of its invasion of Ukraine, and global supply chain disruptions have also caused greater volatility in the financial markets. A change or disruption in the global financial markets for any reason, including adverse public health developments, may cause consumers, businesses, and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products could decrease and differ materially from current expectations. Further, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us or possible insolvencies of our customers could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.

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

The market price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

●	variations in our revenues and operating expenses;

●	actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our Common Stock, other comparable companies, or our industry generally;

●	market conditions in our industry, the industries of our customers and the economy as a whole;

●	actual or expected changes in our growth rates or our competitors’ growth rates;

●	developments in the financial markets and worldwide or regional economies;

●	announcements of innovations or new products or services by us or our competitors;

●	announcements by the government relating to regulations that govern our industry;

●	sales of our Common Stock or other securities by us or in the open market;

●	changes in the market valuations of other comparable companies; and

●	other events or factors, many of which are beyond our control, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

We have been notified by The Nasdaq Stock Market LLC that we are not in compliance with Listing Rule 5550(a)(2) of The Nasdaq Stock Market LLC; if we are not able to regain compliance with such rule, maintain compliance with such rule, and/or maintain compliance with all other Nasdaq continued listing requirements or standards, our Common Stock will likely be delisted from the Nasdaq Capital Market (“Nasdaq”).

Our Common Stock is currently listed on Nasdaq. In order to maintain that listing, we must satisfy several minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements.

On March 20, 2025, the Company received a written notification (the “Notice”) from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that the Company was not in compliance with its Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) because the Company’s closing bid price for its Common Stock had closed below $1.00 per share for the prior thirty (30) consecutive business days. Pursuant to the Notice, normally a Nasdaq-listed company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, due to a recent rule change modifying the delisting process for certain listed stocks that fail to maintain compliance with the Minimum Bid Price Requirement, the Company is not eligible for such a compliance period under amended Listing Rule 5810(c)(3)(A) due to the fact that the Company has effected (i) a Common Stock Reverse Stock Split over the prior one-year period and (ii) one or more reverse stock splits of the Common Stock over the prior two-year period with a cumulative ratio of 250 shares or more to one. As a result, the Notice states that the Common Stock will be delisted from Nasdaq on March 31, 2025, unless the Company appeals the Staff’s determination to a hearings panel (the “Panel”) by March 27, 2025.

Upon receipt of the Notice, the Company promptly requested a hearing before the Panel to appeal the Notice and to address compliance with the Minimum Bid Price Requirement, which hearing date has been set as April 29, 2025. While the appeal process is pending, the suspension of trading of the Common Stock will be stayed and the Common Stock will continue to trade on Nasdaq until the hearing process concludes and the Panel issues a written decision. The Company has been diligently working on a plan to regain and maintain compliance with the Minimum Bid Price Requirement. However, there are no assurances that the Company will be able to regain or maintain compliance with the Minimum Bid Price Requirement or any other listing standards of Nasdaq, that the Nasdaq Panel will grant the Company any extension of time to regain compliance with the Minimum Bid Price Requirement or any other of its listing requirements, or that any such appeal to the Panel will be successful, as applicable.

In the event that our Common Stock is delisted from Nasdaq due to a failure to regain compliance with the Minimum Bid Price Requirement or to comply with any other requirement for continued listing on Nasdaq, and our Common Stock is not eligible for listing on another exchange, trading in the shares of our Common Stock could be conducted in the over-the-counter market established for unlisted securities such as the Pink Open Market or the other markets operated by the OTC Markets Group Inc. In such event, it could become more difficult to trade or obtain accurate price quotations for our Common Stock. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

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

Substantial future issuances and sales of shares of our Common Stock, including as a result of certain provisions contained in the Series C Warrants and Series D Warrants (each as defined below), could cause the market price of our Common Stock to decline.

We expect that significant additional capital will be needed in the near future to continue our planned operations. Sales of a substantial number of shares of our Common Stock in the public, or the perception that such sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Common Stock.

Additionally, at a special meeting of our stockholders held on March 27, 2025, we received stockholder approval (the “Stockholder Approval”) for the issuance of all shares of Common Stock upon the exercise of our Series C common stock purchase warrants (the “Series C Warrants”) and our Series D common stock purchase warrants (the “Series D Warrants” and collectively with the Series C Warrants, the “Warrants”), dated February 18, 2025, and we subsequently filed a certificate of amendment (the “Charter Amendment”) with the Secretary of State of the State of Nevada to our articles of incorporation, as amended (“Articles of Incorporation”), in order to increase the number of authorized shares of capital stock from 110,000,000 shares to 880,000,000 shares immediately after the Special Meeting. Upon obtaining Stockholder Approval and the filing of the Charter Amendment, the Warrants became immediately exercisable. Certain anti-dilutive provisions in the Warrants provide that the exercise prices of the Warrants will be reduced upon the Company obtaining Stockholder Approval to the lowest VWAP (as defined in the Warrants) of the Common Stock within a set period before and after such Stockholder Approval, subject to a floor price of $0.118 per share, with the number of shares of Common Stock issuable upon exercise of such Warrants to be increased proportionately such that the aggregate exercise price of such Warrants remains the same. The recent trading prices of the Common Stock during such measurement period have been below such floor price, and consequently upon exercise, the exercise prices of the Warrants will equal to such floor price, with the number of shares of Common Stock issuable increased proportionately as a result. Holders of the Warrants have commenced exercising and may continue to exercise the Warrants, including using the alternative cashless exercise provision contained in the Series D Warrants, which permits the exercising holder to obtain three (3) shares of Common Stock for each Series D Warrant they exercise, without any cash payment to us. Such issuance of shares of Common Stock will result in significant dilution to our stockholders. As of March 27, 2025, holders of Series D Warrants have exercised a portion of such warrants for an aggregate of 33,435,000 shares of Common Stock.

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

Additionally, the holder of our shares of Series C non-convertible voting preferred stock, par value $0.0001 per share (the “Series C Preferred Stock”) is entitled to receive dividends pursuant to the certificate of designations, preferences and rights of the Series C Preferred Stock (the “Series C Certificate of Designations”). The Series C Certificate of Designations requires us to pay cash dividends on our Series C Preferred Stock on a quarterly and cumulative basis at a rate of five percent (5%) per annum commencing on the date of issuance of such shares, which rate increases to fifteen percent (15%) per annum in the event that the Company’s market capitalization is $50 million or greater for thirty consecutive days. We are currently obligated to declare and pay $75,000 in quarterly dividends on our shares of Series C Preferred Stock. The certificate of designation of preferences, rights and limitations (the “Series F Certificate of Designation”) of our Series F convertible preferred stock, par value $0.0001 per share (the “Series F Preferred Stock”) required us to pay dividends on our Series F Preferred Stock at a rate of ten percent (10%) per annum commencing on the date of issuance of such shares, which were payable until the earlier of the date on which such shares were converted or twelve months from such date of issuance, as applicable. As of the date of this Report, we are no longer obligated to declare and pay dividends on outstanding shares of Series F Preferred Stock, as such shares were issued over twelve months prior to such date, and an aggregate of approximately 1,512 shares of Common Stock were paid as dividends to the holder of our shares of Series F Preferred Stock.

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

Our Articles of Incorporation authorize the issuance of up to 80,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board. Our Board is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control of the Company. For example, it would be possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the Company.

The Series C Preferred Stock currently ranks senior to the Common Stock and our Series F Preferred Stock, and any class or series of capital stock created after the Series C Preferred Stock and has a special preference upon the liquidation of the Company. The Series F Preferred Stock currently ranks senior to the Common Stock and any class or series of capital stock created after the Series F Preferred Stock and has a special preference upon the liquidation of the Company. The Company is also party to a rights agreement, entered into on November 1, 2024, with Nevada Agency and Transfer Company (the “Rights Agreement”), pursuant to which, in the event that a person or entity, or group thereof, becomes the Beneficial Owner (as defined in the Rights Agreement) of at least fifteen percent (15%) of the outstanding shares of Common Stock (an “Acquiring Person”), each holder of Common Stock as of the close of business on November 1, 2024 will be entitled to receive on the Distribution Date (as defined in the Rights Agreement) a dividend of one right for each share of Common Stock owned by such holder (each, a “Right”), with each Right exercisable for one one-hundredth of a share of the Company’s Series G Non-Convertible Voting Preferred Stock, $0.0001 par value per share (the “Series G Preferred Stock”), at a price of $1.25 per one-hundredth of a share (the “Series G Purchase Price”), and upon such issuance, the shares of Series G Preferred Stock will rank junior to all other series of preferred stock as to the payment of dividends and the distribution of assets, unless the terms of any series shall provide otherwise. For further information regarding our shares of (i) Series C Preferred Stock, please refer to the disclosure contained in our Current Report on Form 8-K filed with the SEC on May 30, 2017 and the Series C Certificate of Designations filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 2, 2023 and the Series C Certificate of Amendment to the Series C Certificate of Designations filed with the SEC on November 18, 2024; (ii) Series F Preferred Stock, please refer to the disclosure contained in our Current Report on Form 8-K filed with the SEC on August 17, 2021 and the Series F Certificate of Designation filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 2, 2023; and (iii) Series G Preferred Stock and the Rights Agreement, please refer to the disclosure contained in our Current Report on Form 8-K filed with the SEC on November 1, 2024, the Series G Certificate of Designations and the Rights Agreement filed as exhibits thereto.

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

Our Chief Risk Officer (“CRO”) with the assistance of IT support plays a pivotal role in informing the Audit Committee on cybersecurity risks. He provides comprehensive briefings directly to the Board of Directors, as needed. These briefings encompass a broad range of topics, including any emerging threats, the status of ongoing cybersecurity initiatives, and incident reports and learnings from any cybersecurity events that may occur. The Audit Committee actively participates and offers guidance in strategic decisions related to cybersecurity. This involvement helps ensure that cybersecurity considerations are integrated into our broader strategic objectives.

Our CRO works closely with our IT support to assess, monitor, and manage our cybersecurity risks. Our IT support regularly provides updates and reports to our CRO of all aspects related to cybersecurity risks and incidents, which are then presented to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as necessary. This helps ensure that the highest levels of management are kept abreast of the cybersecurity potential risks facing the Company. Furthermore, significant cybersecurity matters and strategic risk management decisions, if any, are escalated to our Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

Item 2. Properties.

Our principal executive offices are located at 2801 Diode Lane, Louisville, Kentucky 40299. On June 15, 2020, we entered into a new five-year and two-month lease agreement for warehouse space at the Louisville, Kentucky facility. The current monthly rent for the space is $6,800 and this lease agreement expires in August 2025.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On November 18, 2024, we effected a one-for-twenty-five reverse stock split (the “Common Stock Reverse Stock Split”) of all of our outstanding shares of Common Stock. Unless the context expressly indicates otherwise, all references to share and per share amounts referred to hereafter, including in this Item 5, reflect the amounts after giving effect to the Common Stock Reverse Stock Split.

Market Information

Our Common Stock trades on Nasdaq under the symbol “LGMK.”

As of March 27, 2025, there were approximately 94 holders of record of our Common Stock. This number does not include shares of Common Stock held by brokerage clearing houses, depositories, or others in unregistered form.

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

Recent Sales of Unregistered Securities

On April 3, 2024, the Company granted Chia-Lin Simmons, our CEO, 1,848 shares of restricted Common Stock under the Company’s 2023 Stock Incentive Plan (“2023 Plan”), in accordance with the terms of her employment agreement with the Company. Such shares vest over four years commencing on April 3, 2024, with a quarter to vest on the anniversary of the grant, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company.

On October 1, 2024, the Company granted an aggregate of 10,044 fully vested options to purchase shares of Common Stock to the independent members of the Board under the 2023 Plan. On July 1, 2024, the Company granted an aggregate of 2,623 fully vested options to purchase shares of Common Stock to the independent members of the Board under the 2023 Plan. On April 3, 2024, the Company granted an aggregate of 1,600 fully vested options to purchase shares of Common Stock to the independent members of the Board under the 2023 Plan. On January 19, 2024 and January 2, 2024, the Company granted an aggregate of 2,083 fully vested options to purchase shares of Common Stock to the independent members of the Board under the 2023 Plan. Additionally, during the year ended December 31, 2024, the Company issued an aggregate of 20 stock options vesting over a period of four years to employees at an average exercise price of $25.00 per share.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

LogicMark, Inc. provides PERS, health communications devices, and IoT technology that creates a connected care platform. The Company’s devices provide people with the ability to receive care at home and age independently and to check, manage and monitor a loved one’s health and safety remotely. The Company’s PERS devices incorporate two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a consumer-friendly price point aimed at everyday consumers. The Company is focused on modernizing remote monitoring to help people stay safe and live independently longer. The PERS technologies, as well as other personal safety devices, are sold direct to consumer through dealers and resellers, the Company’s eCommerce website (logicmark.com) and Amazon.com, as well as directly to the VHA. The Company was awarded a contract by the GSA that enables the Company to distribute its products to federal, state, and local governments.

Recent Developments

February 2025 Public Offering

On February 18, 2025 (the “Closing Date”), the Company, in connection with a best efforts public offering (the “February Offering”), sold an aggregate of (x) 2,260,000 units of the Company (the “Units”) at an offering price of $0.59 per Unit, consisting of (i) 2,260,000 shares (the “Shares”) of Common Stock, (ii) Series C Warrants to purchase up to 2,260,000 shares of Common Stock, and (iii) Series D Warrants to purchase up to 2,260,000 shares of Common Stock; and (y) 22,146,750 pre-funded units of the Company (the “Pre-Funded Units”) at an offering price $0.589 per Pre-Funded Unit, consisting of (i) pre-funded common stock purchase warrants exercisable for up to 22,146,750 shares of Common Stock at $0.001 per share (the “Pre-Funded Warrants”), (ii) Series C Warrants exercisable for up to 22,146,750 shares of Common Stock and (iii) Series D Warrants exercisable for up to 22,146,750 shares of Common Stock, pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-284135), filed by the Company with the SEC under the Securities Act, which the SEC declared effective on February 14, 2025, and (ii) the Registration Statement on Form S-1MEF (File No. 333-284997) filed by the Company with the SEC on February 14, 2025 pursuant to Rule 462(b) of the Securities Act and securities purchase agreements, each dated February 18, 2025, between the Company and each of the purchasers signatory thereto (the “February Purchasers”). On the Closing Date, the Company received gross proceeds of approximately $14.4 million, before deducting placement agent commissions and estimated Offering expenses. The Company has begun to use the net proceeds from the Offering for continued new product development, working capital and other general corporate purposes.

As of March 27, 2025, the February Purchasers exercised all Pre-Funded Warrants for an aggregate of 22,146,750 shares of Common Stock.

Nasdaq Compliance

On March 20, 2025, the Company received a written notification from The Nasdaq Stock Market LLC indicating that the Company was not in compliance with the Minimum Bid Price Requirement because the Company’s closing bid price for the Common Stock was below $1.00 per share for the prior thirty (30) consecutive business days. The Company has requested a hearing before a Nasdaq hearings panel to appeal such determination and to address compliance with the Minimum Bid Price Requirement, which hearing date has been set as April 29, 2025. While the appeal process is pending, the suspension of trading of the Common Stock will be stayed and the Common Stock will continue to trade on the Nasdaq Capital Market until the hearing process concludes and the Nasdaq hearings panel issues a written decision. If the Company does not regain compliance within any compliance period granted or is not successful in its appeal, the Common Stock may be subject to delisting.

Stockholder Approval at Special Meeting and Amendment to Articles of Incorporation

On March 27, 2025, the Company held the Special Meeting, at which, among other actions, the Company’s stockholders approved the issuance of all shares of Common Stock upon the exercise of the Warrants, as well as the filing of the Charter Amendment, whereupon the Company filed the Charter Amendment on the same day to increase the number of authorized shares of the Company’s capital stock from 110,000,000 shares to 880,000,000 shares, of which 800,000,000 shares are classified as Common Stock and 80,000,000 shares are classified as “blank check” preferred stock, par value $0.0001 per share. Upon the filing of the Charter Amendment, all of the Warrants became immediately exercisable, and as of March 27, 2025 holders of Series D Warrants have exercised a portion of such warrants for an aggregate of 33,435,000 shares of Common Stock. For more information, see the Current Report on Form 8-K filed by the Company with the SEC on March 27, 2025

Fiscal Year 2024 Highlights

Nasdaq Compliance

On December 4, 2024, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC confirming that the Company had regained compliance with the Minimum Bid Price Requirement because the closing bid price of the Common Stock had been $1.00 per share or greater for 10 consecutive business days prior to such letter. The Company had previously not been in compliance with the Minimum Bid Price Requirement since May 2024. For more information on the Company’s regained compliance with the Minimum Bid Price Requirement, see the Current Reports on Form 8-K filed by the Company with the SEC on May 10, 2024, November 18, 2024 and December 6, 2024.

Reverse Stock Split

On November 18, 2024, the Company effected a 1-for-25 reverse stock split of the outstanding shares of the Common Stock and Series C Preferred Stock, whereby every 25 shares of Common Stock and Series C Preferred Stock was consolidated into 1 share of each such class following such split, with fractional shares rounded up to the nearest whole share. All applicable information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section has been retroactively adjusted to reflect such reverse stock splits.

August 2024 Public Offering and Settlement Agreements

On August 5, 2024 (the “August Closing Date”), the Company sold to certain purchasers in connection with a best efforts public offering (the “August 2024 Offering”) an aggregate of (x) 57,997 units of the Company (the “August Units”) at an offering price of $11.64 per August Unit, consisting of (i) 57,997 shares of Common Stock (ii) 57,997 of the Company’s Series A warrants to purchase Common Stock, exercisable for up to 57,997 shares of Common Stock at an exercise price of $11.64 per share (the “August Series A Warrants”), and (iii) 57,997 of the Company’s Series B warrants to purchase Common Stock at an exercise price of $11.64 per share, exercisable for up to 57,997 shares of Common Stock (the “August Series B Warrants”); and (y) 328,803 pre-funded units of the Company (the “August Pre-Funded Units”) at an offering price $11.61 per August Pre-Funded Unit, consisting of (i) 328,803 pre-funded common stock purchase warrants exercisable for up to 328,803 shares of Common Stock at $0.001 per share, (the “August Pre-Funded Warrants”), (ii) 328,803 August Series A Warrants and (iii) 328,803 August Series B Warrants, pursuant to the Company’s Form S-1 registration statement, as amended (File No. 333-279133), declared effective by the SEC on August 1, 2024 and securities purchase agreements, dated August 2, 2024, between the Company and each of the purchasers signatory thereto. The August Series B Warrants can be exercised on an alternate cashless basis which would result in holders receiving four (4) times the number of common stock if such election is made. On the August Closing Date, the Company received gross proceeds of approximately $4.5 million, before deducting placement agent commissions and estimated August Offering expenses. The Company used the net proceeds from the August Offering for continued new product development, sales and marketing, working capital and other general corporate purposes.

On November 13, 2024, the Company entered into settlement and release agreements (the “Settlement Agreements”) with the current and former holders (the “Series B Holders”) of its August Series B Warrants issued in the August 2024 Offering. Pursuant to the Settlement Agreements, in consideration for the Series B Holders’ agreement to exercise any outstanding August Series B Warrants on or before the date of the issuance of the New Preferred Stock (as defined below) and waive certain claims with respect to the August Series B Warrants, the Company issued to the Series B Holders (i) an aggregate of 1,000 shares of Series H Convertible Non-Voting Preferred Stock, $0.0001 par value per share (the “Series H Preferred Stock”), convertible into shares of Common Stock at an initial conversion price of $11.64 (subject to adjustment on the fifth trading day following the effective date of the Common Stock Reverse Stock Split to the greater of (x) the lowest volume weighted average price of the Common Stock during the five trading days immediately preceding such reset date and (y) the floor price of $4.4625) and (ii) an aggregate of 1,000 of Series I Non-Convertible Voting Preferred Stock, $0.0001 par value per share (the “Series I Preferred Stock”, and together with the Series H Preferred Stock, the “New Preferred Stock”), each share of which entitled the holder thereof to two (2) votes per share. The shares of Series H Preferred Stock had a stated value of $1,000 and were initially convertible into approximately 85,947 shares of Common Stock in the aggregate, subject to beneficial ownership limitations.

The Series I Preferred Stock were automatically redeemable for no consideration upon the redemption, conversion or sale of shares of Series H Preferred Stock on a one for one basis. The Company completed a fair value assessment of the Series H Preferred Stock and Series I Preferred Stock, as of November 14, 2024, using an option pricing method (“OPM”) to allocate the fair value of Series H Preferred Stock and Series I Preferred Stock based on the total equity value of the Company. Based on the fair value assessment, the Company determined that the Series H Preferred Stock had a fair value of $1.5 million. As of December 31, 2024, the conversion price of the Series H Preferred Stock was subject to an adjustment due to the Common Stock Reverse Stock Split, which adjusted the conversion price of the shares of Series H Preferred Stock to $1.75 per share. As of December 31, 2024, 690 shares of Series H Preferred Stock had been converted into 361,781 shares of Common Stock and 690 shares of Series I Preferred Stock were redeemed upon the conversion of such Series H Preferred Stock. As of the date of this Report all such shares of Series H Preferred Stock have been converted and all such shares of Series I Preferred Stock have been redeemed.

Results of Operations

Year ended December 31, 2024, compared with the year ended December 31, 2023.

Revenue, Cost of Goods Sold, and Gross Profit

	Twelve Months Ended
	December 31,
	2024	2023	$ Change	% Change
Revenue	$9,901,987	$9,929,629	$(27,642)	0%
Cost of Goods Sold	3,285,994	3,269,967	16,027	0%
Gross Profit	$6,615,993	$6,659,662	$(43,669)
Profit Margin	67%	67%

We experienced a $27.6 thousand decrease in revenue for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease in revenue was primarily related to a reduction in sales of our Guardian Alert Plus and Freedom Alert devices.

Gross profit margin for the year ended December 31, 2024, was 67%, flat compared to the year ended December 31, 2023.

Operating Expenses

	Twelve Months Ended
	December 31,
Operating Expenses	2024	2023	$ Change	% Change
Direct operating cost	$1,338,758	$1,142,596	$196,162	17%
Advertising cost	557,783	270,709	287,074	106%
Selling and marketing	2,277,698	2,206,091	71,607	3%
Research and development	558,621	982,684	(424,063)	(43)%
General and administrative	7,626,124	8,478,947	(852,823)	(10)%
Other expense	317,313	147,506	169,807	119%
Goodwill impairment	-	7,815,000	(7,815,000)	(100)%
Depreciation and amortization	1,610,427	944,596	665,831	69%
Total Operating Expenses	$14,286,724	$21,988,129	$(7,701,405)

Direct Operating Cost

The $0.2 million increase in direct operating cost for the year ended December 31, 2024, compared to December 31, 2023, was primarily driven by an increase in salaries and related expenses, direct operating fees incurred from an increase in sales through Amazon.com, and an increase in consulting fees.

Advertising Costs

The $0.3 million increase in advertising costs for the year ended December 31, 2024, compared to December 31, 2023, was driven by the continuation in 2024 of social media advertising and web-based advertising to support our eCommerce platform and Amazon.com business.

Selling and Marketing

The $0.1 million increase in selling and marketing expense for the year ended December 31, 2024, compared to December 31, 2023, was driven by an increase in consultants’ fees and their related expenses and a focus on recruitment expenses for additional personnel offset by a decrease in personnel and related expenses.

Research and Development

The $0.4 million decrease in research and development for the year ended December 31, 2024, compared to December 31, 2023, was driven by a reduction in product development and engineering costs as new products have been released.

General and Administrative

General and administrative costs decreased $0.9 million for the year ended December 31, 2024, compared to December 31, 2023. This was mostly driven by lower recruiting, accounting costs and legal fees.

Other Expense

Other expenses increased $0.2 million for the year ended December 31, 2024, compared to December 31, 2023. The increase was mostly driven by the increased cost incurred due to severance paid to terminated employees.

Goodwill Impairment

As of December 31, 2024, the Company determined that there were no indicators present to suggest that it was more likely than not that the fair value of goodwill was less than the carrying amount.

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

Depreciation and Amortization

The $0.7 million increase in depreciation and amortization for the year ended December 31, 2024, compared to December 31, 2023, was primarily driven by the increase in amortization due to the newly released products and software.

Other Income and Expense

	Twelve Months Ended
	December 31,
	2024	2023	$ Change	% Change
Interest income	$160,664	$221,871	$(61,207)	(28)%
Other (expense) income	(1,483,732)	246,138	(1,729,870)	(703)%
Total Other (Expense) Income	$(1,323,068)	$468,009	$(1,791,077)	(383)%

During the fiscal year ended 2024, the Company recorded $0.2 million of interest income generated from its cash balances, the receipt of a $39.6 thousand refund from the Internal Revenue Service in connection with its application of an employee retention credit for businesses and $1.5 million of other expenses due to the fair value assessment of the Series H Preferred Stock that was issued to Series B Holders.

During the fiscal year ended 2023, the Company recorded $0.2 million of interest income generated from its cash balances and the receipt of a $0.2 million refund from the Internal Revenue Service in connection with its application of an employee retention credit for businesses.

Provision (Benefit) for Income Taxes

For the year ended December 31, 2024, the Company recorded a tax provision of $9.9 thousand, or (0.12)% of the loss before income taxes. For the year ended December 31, 2023, the Company recorded a tax benefit of $0.3 million, or 2.09% of the loss before income taxes, which differed from the tax benefit at the 21% statutory rate primarily due to changes in the valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

The Company generated an operating loss of $7.7 million and a net loss of $9.0 million for the year ended December 31, 2024. As of December 31, 2024, the Company had cash and cash equivalents of $3.8 million. At December 31, 2024, the Company had working capital of $3.3 million, compared to working capital as of December 31, 2023 of $6.0 million. During the year ended December 31, 2024, the Company received gross proceeds of $4.6 million from the issuance of Common Stock, warrants, as well as from the exercise of Common Stock purchase warrants.

Given our cash position as of December 31, 2024 and the completion of our February Offering which resulted in $14.4 million in gross proceeds, we believe we will have sufficient capital to sustain operations for the next year. We may raise funds in the future through equity or debt offerings to accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Cash Flows

Cash Used in Operating Activities

During the year ended December 31, 2024, net cash used in operating activities was $4.3 million. During the year ended December 31, 2023, net cash used in operating activities was $4.3 million. Our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms (net 30).

Cash Used in Investing Activities

During the year ended December 31, 2024, we invested $25.6 thousand in equipment and website development and invested $1.4 million in product and software development. During the year ended December 31, 2023, we purchased $53.4 thousand in equipment and website development and invested $1.3 million in product and software development.

Cash Provided by Financing Activities

	Twelve Months Ended December 31,
Cash flows from Financing Activities	2024	2023
Proceeds from sale of common stock and exercise of warrants	$4,492,198	$5,211,428
Fees paid in connection with equity offerings	(1,210,540)	(1,026,607)
Common stock withheld to pay taxes	(4,235)	-
Warrants exercised for common stock	146,654	1,165,156
Series C redeemable preferred stock dividends	(300,000)	(300,000)
Net Cash Provided by Financing Activities	$3,124,077	$5,049,977

During each of the fiscal years ended 2024 and 2023, we paid $0.3 million of dividends on our Series C Preferred Stock. During the fiscal year ended 2024, we completed a registered public offering of Common Stock and warrants, whereby we received gross proceeds of $4.5 million and paid fees of $1.2 million. In addition, we received proceeds of $0.1 million from the exercise of certain holders’ warrants for shares of Common Stock.

During the fiscal year ended 2023, we completed a registered public offering of Common Stock and warrants, whereby we received gross proceeds of $5.2 million and paid fees of $0.8 million. In addition, we received gross proceeds of $1.2 million and paid fees of $0.2 million for an inducement transaction whereby holders exercised their warrants for shares of Common Stock.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on conditions in the U.S. in general. During the year ended December 31, 2023, we began to build a durable business model, a recurring revenue base to generate significant cash flow, to invest in efficient growth and to develop innovative software and services solutions to expand into the broader Care Economy. We invested in a number of new verticals in the consumer, pro-care/healthcare and corporate benefits lines of business and expanded further into our established government line of business. Although we have made strides in expanding, the Company did face a drop in revenue mainly due to the sunsetting of the 3G PERS units to a 4G replacement unit in 2022 that did not occur in 2023 or 2024. During the year ended December 31, 2024, we continued to invest in innovative software and services solutions and continued to invest in the expansion of consumer, pro-care/healthcare and government lines of our business.

We believe that our business has been modestly impacted by inflationary trends during the past three fiscal years. However, continued domestic inflation may increase our cost of fulfilment in fiscal year 2025 through higher labor and shipping costs, as well as our operating and overhead expenses. Should inflation become a continuing factor in the worldwide economy, it may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. We have been able to maintain our profit margins through higher productivity, better supply chain management, efficiency improvements, a move of our contract manufacturing from China and Hong Kong to Taiwan, and cost reduction programs.

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

Critical Accounting Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. Items subject to such estimates and assumptions could include: the carrying amount and estimated useful lives of long-lived assets; assumptions used in the preparation of the goodwill impairment test; the fair value of financial instruments; income tax recoverability of deferred tax assets, and provisions, among others.

Valuation and Goodwill Impairment

Goodwill represents the excess of consideration paid over the net assets acquired. The Company conducts an annual impairment test of goodwill in the fourth quarter, and more often if required, and evaluates if events or circumstances indicate whether fair value may be less than its carrying value. If an initial assessment indicates it is more likely than not goodwill may be impaired, it is evaluated by comparing estimated fair value to carrying value. An impairment charge would be recorded for the amount by which the carrying value exceeds estimated fair value. Estimated fair values are developed primarily under an income approach that discounts estimated future cash flows using risk-adjusted interest rates, as well as earnings multiples or other techniques as warranted. Estimating short-term revenue growth and the discount rates used to determine the fair value requires management judgement and estimation of uncertainties.

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

Revenue Recognition

We enter into contracts with customers that may include combinations of product and subscription services, resulting in arrangements containing multiple performance obligations. The Company’s revenues primarily consist of product sales to either end customers or to resellers. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payment terms are generally due upfront. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates, or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfilment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination.

In cases where the Company enters into contracts with customers that contain multiple performance obligations, product and subscription services, we allocate the transaction price for the contract among the performance obligations on a relative standalone selling price (“SSP”) basis, which is generally not directly observable and requires the Company to estimate SSP based on management judgment by considering available data such as internal margin objectives, pricing strategies, as well as other observable inputs. Subscription services revenue in these cases are recognized over time.

During the years ended December 31, 2023 and December 31, 2024, the Company released new offerings which include leasing product coupled with monthly subscription services. We account for the revenue from its lease contracts by utilizing the single component accounting policy. This policy requires the Company to account for, by class of underlying asset, the lease component and non-lease component(s) associated with each lease as a single component if two criteria are met: (1) the timing and pattern of the lease component and the non-lease component are the same and (2) the lease component would be classified as an operating lease, if accounted for separately. The Company has determined that the leased product meets the criteria to be an operating lease and has the same timing and pattern of transfer as the monthly subscription services. The Company has elected the lessor practical expedient within ASC 842, Leases (“ASC 842”) and recognizes, measures, presents, and discloses the revenue for the new offering based upon the predominant component, either the lease or non-lease component. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers (“ASC 606”) for its leased product for which it has estimated that the non-lease components of the new offering is the predominant component of the contract.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2024.

Management has concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth in the report entitled Internal Control-Integrated Framework published by COSO. Management has completed an evaluation under the criteria set forth in Internal Control-Integrated Framework, and as such our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2024, covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our executive officers and directors and their ages and positions are as follows:

			Date First Elected or
Name	Age	Position	Appointed
Chia-Lin Simmons	51	Chief Executive Officer and Director	June 14, 2021
Mark Archer	68	Chief Financial Officer	July 15, 2021
Robert Curtis	70	Director	July 25, 2018
John Pettitt	62	Chairman of the Board and Director	March 15, 2022
Barbara Gutierrez	62	Director	May 17, 2022
Carine Schneider	61	Director	October 27, 2023

Chia-Lin Simmons, Chief Executive Officer, and Director

Chia-Lin Simmons has served as the President and Chief Executive Officer (“CEO”) and a director of the Company since June 14, 2021. From 2016 to June 2021, Ms. Simmons served as the CEO and co-founder of LookyLoo, Inc., an artificial intelligence social commerce company. Ms. Simmons served as a member of the Board of Directors for Servco Pacific Inc., a global automotive and consumer goods company with businesses in mobility, automotive distribution and sales, and entertainment from 2017 to 2022 and currently serves as a member of its investment board. She is also a member of the Board of Directors of New Energy Nexus, an international organization that supports clean energy entrepreneurs with funds, accelerators and networks and since March 2023, has served as a member of the Board of Directors for Chromocell, a biotech company developing treatments for chronic pain. From 2014 to 2016, Ms. Simmons served as Head of Global Partner Marketing at Google Play, prior to which, between 2010 and 2014, she served as VP of Marketing & Content for Harman International. She has served as a senior executive or VP at a number of companies, including VP of Strategic Alliances at Audible / Amazon as well as Director of Business Development at AOL / Time Warner. Ms. Simmons received her B.A. in Communications, Magna cum Laude and Phi Beta Kappa, from the University of California, San Diego in 1995. She also received her M.B.A. from Cornell University in 2002, where she was a Park Leadership Fellow, and her J.D. from George Mason University in 2005, and is currently a licensed attorney in the State of New York. The Company believes that Ms. Simmons’ broad technology industry expertise, her experience in product development and launch, and her role as CEO give her the qualifications and skills to serve as a member of the Board.

Mark Archer, Chief Financial Officer

Mark Archer has served as the permanent Chief Financial Officer (“CFO”) of the Company since February 15, 2022, and previously served as our Interim CFO from July 15, 2021, to February 15, 2022. Mr. Archer also serves as a partner at FLG Partners, a Silicon Valley CFO and board advisory consultancy firm. Mr. Archer has over 40 years of financial and operational experience, including assignments in high growth technology and consumer products companies. Prior to joining FLG Partners in 2021, from 2017 to 2020, Mr. Archer served as Executive Vice President and Chief Financial Officer of Saxco International LLC, a private equity owned middle market distributor of glass and other rigid packaging solutions to the wine, beer and spirits industries. From 2016 to 2018, Mr. Archer served as President and Chief Executive Officer of Swarm Technology LLC, a growth stage technology company selling product and subscription services based on IoT architecture. He has served as either Chief Financial Officer or Chief Executive Officer at a number of other public and privately held companies. Mr. Archer received both his B.S. degree in Business Administration and an M.B.A. in Finance, from the University of Southern California, where he was a Presidential Scholar.

Robert Curtis, Director

Robert Curtis has served as a director of the Company since July 25, 2018. Dr. Curtis is a 36-year veteran in the biosciences industry. Since 2012, Dr. Curtis has served as a consultant to emerging technology companies in his role at Curtis Consulting & Communications, LLC. From 2014 to 2016, he served as the Executive Chairman and Director of the Trudeau Institute in Saranac Lake, New York and prior to that position, he was Chief Executive Officer of the Regional Technology Development Corporation from 2007 to 2012, a non-profit organization in Woods Hole, Massachusetts, where he was responsible for identifying and commercializing technology from the Marine Biological Laboratory and the Woods Hole Oceanographic Institute. Prior to such roles, Dr. Curtis has been a founder and the CEO of several companies, including HistoRx, Inc., a tissue proteomics company, Cape Aquaculture Technologies, Inc., which developed enhanced non-genetically modified fish, and Lion Pharmaceuticals/Phoenix Drug Discovery LLC, which developed and commercialized university-based technology from some of the leading biomedical institutions in the world. He assisted in the founding of Environmental Operating Solutions, Inc., which applied denitrification technology to wastewater, and which was sold in 2017. He was a co-founder of and CEO of CombiChem, Inc., which was sold to Dupont Pharmaceuticals, and served as founding President and CEO of MetaMorphix, Inc., a joint venture between Genetics Institute, Inc. and The Johns Hopkins School of Medicine. Prior to these entrepreneurial endeavors, Dr. Curtis held senior management positions at Pharmacopeia, Inc., Cambridge Neuroscience, Inc., and Pfizer, Inc. He also served as Assistant Professor of Pharmacy Practice at the University of Illinois Medical Center in Chicago. He currently serves on the Board or as an advisor to a number of private entrepreneurial companies and has served as judge for the annual MIT $100K Business Plan Entrepreneurial Award. He is currently President of the Falmouth Commodores baseball team and serves on the Executive Committee of the Cape Cod Baseball League. Dr. Curtis holds a BS in Pharmacy from the Massachusetts College of Pharmacy, a Pharm.D. from the University of Missouri, and an MBA from Columbia University.

Dr. Curtis’ significant experience in the biosciences, healthcare, and technology sector as well as his operational background gives him the qualifications and skills necessary to serve as a director of our Company.

John Pettitt, Chairman of the Board

John Pettitt has served as a director of the Company since March 15, 2022 and as Chairman of the Board since June 3, 2022. Since October 2017, Mr. Pettitt has served as Senior Staff Software Engineer at Google LLC (“Google”), focusing on software development and software engineering management. Prior to his role at Google, Mr. Pettitt served as chief technology officer at Relay Media Inc., a mobile content optimization company, where he focused on software development for digital media, from 2015 until it was acquired by Google in October 2017. Mr. Pettitt has 39 years of experience in communication and e-commerce. An internet pioneer since 1983, Mr. Pettitt has been a founder and chief technology officer of multiple successful companies, including: Specialix PLC, a manufacturer of communications and networking product, which was acquired by Pearl Systems; software.net, the first internet app store and an e-commerce pioneer, currently known as Beyond.com, which became a publicly traded company and was later acquired by Digital River; CyberSource, a world-leading payments and fraud detection company, which became a publicly traded company and was later acquired by Visa; and Relay Media Inc. In addition, Mr. Pettitt has been awarded multiple foundational patents relating to e-commerce, fraud detection and content distribution and management. We believe that Mr. Pettitt brings a deep technical understanding of product and software, combined with a strong entrepreneurial track record, which background gives him the qualifications and skills necessary to serve as a director.

Barbara Gutierrez, Director

Barbara Gutierrez has served as a director of the Company since May 17, 2022. Ms. Gutierrez began her career in public accounting and has directed and improved the financial operations of public, private equity, and privately held companies, with extensive experience with capital transactions including initial public offerings, debt and equity capital raises, and merger and acquisition transactions. She currently serves as the Chief Financial Officer of Modivcare, Inc (Nasdaq: MODV) and previously served as CFO of InnovAge Holding Corp. (Nasdaq: INNV) from 2017 to 2023. She has served as Chief Financial Officer and Chief People Services Officer for Hero Practice Services and in senior leadership roles at Strad Energy Services, Jones Knowledge Group, PhyCor, and HCA HealthOne. She has also served as a board member of Jones International University, Camp Fire Girls of Colorado (where she served as treasurer of the Board), and corporate secretary for Strad Energy Services, formerly a TSX-traded company. Ms. Gutierrez is a graduate, magna cum laude, of the University of Denver, and is a certified public accountant and chartered global management accountant. Ms. Gutierrez is qualified to serve on the Board because she is an accomplished leader with more than 30 years of experience in executive and financial leadership roles with high growth, entrepreneurial companies in a range of industries.

Carine Schneider, Director

Carine Schneider has served as director of the Company since October 27, 2023. She is an experienced and well-connected leader and author in the private market and global compensation industry with deep experience working in consulting, technology & financial services. Since June 2023, Ms. Schneider has served as co-founder of Compass Strategic Advisors, a strategic advisory firm, based in Menlo Park, California. She was named one of the 100 Influential Women in Silicon Valley by the Silicon Valley Business Journal (2017), one of “17 Women to Watch” in 2017 by Brown Brothers Harriman Center on Women and Wealth and received the 2019 ProShare Award for Services to Employee Share Ownership. In March 2022 she was named one of the 20 Most Inspiring Women Leaders by Women Leaders Magazine. In 2021, she published her first book, “The Democratization of the Private Market”. Ms. Schneider was formerly the President, Nasdaq Private Market (NPM), CEO of Certent (now Insight Software), founder and CEO of Global Shares, Partner at PwC, Director of Strategic Planning with Morgan Stanley, served as President of AST Private Company Solutions, Inc. from January 2019 to June 2023, and was the Leader of the Global Stock Plan Services at Towers Watson. Ms. Schneider served on the Board of Directors of Certent, Global Shares and The Professional Business Women of California (PBWC). In 1992, Ms. Schneider was the founding Executive Director of the National Association of Stock Plan Professionals (NASPP). In 1999, Ms. Schneider founded the Global Equity Organization (GEO). Ms. Schneider has served as Chair Emeritus in for GEO since July 2017. Ms. Schneider was also a founding Board Member of the Santa Clara University CEP Program, having served as its Chair twice. Ms. Schneider started her career and worked as a Manager of Shareholder Relations at Oracle Corporation, where she assisted in the initial public offering and managed all aspects of the company’s various stock plans. Ms. Schneider speaks Dutch and English. She received her degree in Psychology & Sociology from the University of California, Santa Cruz. She is a frequent speaker at conferences around the world, including President Obama’s 2016 Global Entrepreneurial Summit. She was invited to join the inaugural class of Fellow Global Equity (FGE) in 2019. We believe that Ms. Schneider is qualified to serve on the Board because she has significant financial expertise, consulting, global compensation, entrepreneurial, and technological expertise.

Board Committees

Our Board has an audit committee (“Audit Committee”), a compensation committee (“Compensation Committee”) and a corporate governance and nomination committee (“Corporate Governance and Nomination Committee”). Each committee has a charter, which is available on our website at www.logicmark.com. Information contained on our website is not incorporated herein by reference. Each of the Board committees has the composition and responsibilities described below. As of March 27, 2025, the members of such committees are:

Audit Committee – Barbara Gutierrez*(1), Robert Curtis and John Pettitt

Compensation Committee – Carine Schneider*, Robert Curtis and John Pettitt

Corporate Governance and Nomination Committee – Robert Curtis*, Barbara Gutierrez, and Carine Schneider

*	Indicates Committee Chair

(1)	Indicates Audit Committee Financial Expert

Audit Committee

We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Barbara Gutierrez, Robert Curtis, and John Pettitt. Mr. Pettitt, Dr. Curtis, and Ms. Gutierrez are each “independent” within the meaning of Rule 10A-3 under the Exchange Act and the Listing Rules of The Nasdaq Stock Market LLC (the “Nasdaq Rules”). Our Board has determined that Ms. Gutierrez shall serve as the “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. In addition, Ms. Gutierrez serves as Chairperson of the Audit Committee.

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

In 2024, the Audit Committee held four (4) electronic or virtual meetings, at which all of the members of the then current Audit Committee were present.

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

In 2024, the Compensation Committee held one (1) electronic or virtual meeting, at which all of the members of the then current Compensation Committee were present.

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

In 2024, the Corporate Governance and Nomination Committee did not hold a meeting.

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

Delinquent Section 16(a) Reports

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. Based solely upon a review of these reports filed electronically with the SEC and certain written representations provided to us by such persons, we believe that all reports required to be filed by our directors, executive officers and holders of more than 10% of our Common Stock pursuant to Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2024 were filed on a timely basis, except for (i) two late Form 4s for Robert Curtis for two transactions not reported on a timely basis, (ii) one late Form 4 for each of Thomas Wiley Wilkinson, John Pettit, Carine Schneider and Barbara Gutierrez, in each case with respect to one transaction not reported on a timely basis.

Insider Trading Arrangements and Policies

We have a written insider trading policy that applies to our directors, officers, employees and contractors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We intend to disclose future amendments to such policy, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above or in a current report on Form 8-K that we would file with the SEC.

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our Common Stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material non-public information subject to compliance with the terms of our insider trading policy.

Item 11. Executive Compensation.

All disclosure relating to the shares of Common Stock under this “Executive Compensation” section reflects the Common Stock Reverse Stock Split effected by the Company on November 18, 2024.

Summary Compensation Table for Fiscal Years 2024 and 2023

The following table sets forth all plan and non-plan compensation for the last two fiscal years paid to individuals who served as the Company’s principal executive officers, as required by Item 402(m)(2) of Regulation S-K of the Securities Act. We refer to these individuals collectively as our “named executive officers.”

						Nonequity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(3)	($)	($)	($)	($)(4)	($)
Chia-Lin Simmons	2024	500,000	350,000	46,200	-	-	-	38,839	935,039
Chief Executive Officer (1)	2023	500,000	375,000	181,040	-	-	-	29,669	1,085,709
Mark Archer	2024	537,392	-	-	-	-	-	41,688	579,080
Chief Financial Officer (2)	2023	572,617	-	64,240	-	-	-	28,979	665,836

(1)	Ms. Simmons was appointed the Company’s CEO and member of the Board on June 14, 2021. Ms. Simmons has been granted (a) 2,480 shares of restricted Common Stock that vest over four years commencing July 3, 2023, and (b) 1,848 shares of restricted Common Stock that vest over four years commencing April 3, 2024, with a quarter of each such grant to vest on the anniversary of such grant, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company.

(2)

Mr. Archer was appointed the Company’s Interim CFO on July 15, 2021, and was appointed the Company’s permanent CFO on February 15, 2022. Salary reflects compensation received by FLG Partners, LLC (“FLG Partners”) for Mr. Archer’s services along with his salary from the Company. Additional details regarding Mr. Archer’s compensation are summarized below under “Employment Agreements.” Mr. Archer and FLG Partners were granted 836 and 44 shares of restricted Common Stock, respectively, that vest over three years commencing on July 3, 2023, with a quarter vested on July 3, 2024, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested, provided, however, that if Mr. Archer or FLG Partners terminates or ceases to provide services during such three-month period, the portion of the shares that would otherwise vest at the end thereof will vest as of Mr. Archer’s and FLG Partners’ termination or cessation of services.

(3)	Amounts reported in this column reflect the grant date fair value of the restricted stock award granted during the fiscal years ended December 31, 2024, and 2023, as computed in accordance with Financial Accounting Standards Board (“FASB”) ASC 718.

(4)	Other compensation includes primarily employer-paid health insurance.

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

Additionally, pursuant to the Prior Agreement and as a material inducement to her acceptance of employment with the Company, the Company offered Ms. Simmons a stock award of 534 shares of restricted Common Stock. Such stock award was approved by the Board’s compensation committee and the shares were issued in accordance with Nasdaq Listing Rule 5635(c)(4) outside of our 2013 Long-Term Stock Incentive Plan (“2013 LTIP”) and our 2017 Stock Incentive Plan (“2017 SIP”), vesting over a four-year period commencing on October 15, 2021, with a quarter to vest on the anniversary of that date, and thereafter in quarterly amounts until such award has fully vested, so long as Ms. Simmons remains in the service of the Company.

On November 2, 2022, the Company executed an executive employment agreement (the “Simmons Agreement”) with Ms. Simmons, effective as of June 14, 2022, and which supersedes the Prior Agreement. The term of the Simmons Agreement commenced on June 14, 2022, and continues through and until August 31, 2025 (the “Term”), unless terminated on an earlier date pursuant to the terms set forth in the Simmons Agreement. In December 2024, the Board approved an extension to the Simmons Agreement for an additional year, and the Company and Ms. Simmons intend to formalize such extension during fiscal 2025. Pursuant to the Simmons Agreement, Ms. Simmons will receive an annual base salary of $500,000 (the “Base Salary”) and will be eligible to receive an annual bonus as of such effective date (the “Annual Bonus”). The Annual Bonus will have a maximum amount of 100% of Ms. Simmons’ base salary and is contingent upon Ms. Simmons meeting certain annual goals (the “Annual Bonus Goals”) as approved by the Board. Following the close of each fiscal year, the Board’s compensation committee will determine the Annual Bonus within the guidance under the Annual Bonus Goals. The Simmons Agreement also provides that subject to the approval of the Board, Ms. Simmons will be granted restricted shares of Common Stock from time to time during the Term so that the aggregate number of such restricted shares of Common Stock held of record by Ms. Simmons at all times during the Term equals six percent (6%) of the Company’s aggregate issued and outstanding stock as of the applicable date of grant. The Simmons Agreement also provides for certain employee benefits.

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

Effective February 15, 2022, the Board appointed Mr. Archer as our permanent CFO. In connection with the appointment, the Company and FLG Partners entered into an amendment to the FLG Agreement, dated February 15, 2022 (the “Amendment”), pursuant to which the Company agreed to amend the fee payable to FLG Partners to $10,000 per week, to permit Mr. Archer to separately invoice the Company for administrative charges of $2,000 per month, payable to Mr. Archer only, and to the issuance of 6,470 restricted shares of Common Stock to Mr. Archer and 341 restricted shares of Common Stock to FLG Partners, a quarter of each such issuance vested on July 15, 2022, with subsequent vesting at 6.25% for each three-month period thereafter. Mr. Archer did not receive any securities of the Company in connection with the FLG Agreement or the Amendment during the fiscal year ended December 31, 2024.

A brief description of the 2013 LTIP and the 2017 SIP is contained in Note 9 of the Notes to the Financial Statements.

Other Compensation

We provide standard health insurance benefits to our executive officers, as we do with all other eligible employees. We believe these benefits are consistent with the broad-based employee benefits provided at the companies with whom we compete for talent and therefore are important to attracting and retaining qualified employees. Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our named executive officers during the years ended December 31, 2024, and 2023. We do not have any pension, or profit-sharing programs for the benefit of our directors, officers, or other employees. The Board may recommend adoption of one or more such programs in the future.

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

Outstanding Equity Awards at 2024 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by our named executive officers as of December 31, 2024. Each award to each named executive officer is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chia-Lin Simmons (1) (2) (3) (4)	-	-	-	-	-	4,395	656,760	-	-
Mark Archer (5) (6)	-	-	-	-	-	553	96,609	-	-

(1)	Ms. Simmons was granted 534 shares of restricted Common Stock that vest over four years commencing on October 15, 2021, with a quarter to vest on the anniversary of the grant date, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for such quarter.

(2)

Ms. Simmons was granted 409 shares of restricted Common Stock that vest over four years commencing on January 3, 2022, with a quarter to vest on the anniversary of the grant date, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for such quarter.

(3)	Ms. Simmons was granted 2,480 shares of restricted Common Stock that vest over four years commencing on July 3, 2023, with a quarter to vest on the anniversary of the grant date, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for such quarter.

(4)

Ms. Simmons was granted 1,848 shares of restricted Common Stock that vest over four years commencing on April 3, 2024, with a quarter to vest on the anniversary of the grant date, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for such quarter.

(5)

Mr. Archer and FLG Partners were granted 259 and 14 shares of restricted Common Stock, respectively, that vest over three years commencing on February 15, 2022, with a quarter vested on July 15, 2022, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested, provided, however, that if Mr. Archer or FLG Partners terminates or ceases to provide services during such three-month period, the portion of the shares that would otherwise vest at the end thereof will vest as of Mr. Archer’s or FLG Partners’ termination or cessation of services.

(6)

Mr. Archer and FLG Partners were granted 836 and 44 shares of restricted Common Stock, respectively, that vest over three years commencing on July 3, 2023, with a quarter vested on July 3, 2024, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested, provided, however, that if Mr. Archer or FLG Partners terminates or ceases to provide services during such three-month period, the portion of the shares that would otherwise vest at the end thereof will vest as of Mr. Archer’s or FLG Partners’ termination or cessation of services.

(7)	Amounts reflect the grant date fair value of such award granted, as computed in accordance with FASB ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

Director Compensation for Fiscal Year 2024

During the year ended December 31, 2024, each of our non-employee directors earned fees paid or to be paid in cash and stock options for serving on our Board. Such compensation was paid to each director in quarterly installments. The following table reflects all compensation awarded to and earned by the Company’s directors for the fiscal year ended December 31, 2024.

Name	Fees Earned ($)	Stock Awards ($)	Stock Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Barbara Gutierrez	65,000	-	49,726	-	-	3,206	117,932
Carine Schneider	63,000	-	37,345	-	-	3,128	103,473
John Pettitt	85,000	-	49,726	-	-	-	134,726
Robert Curtis	63,000	-	49,726	-	-	6,364	119,090

(1)	Such board directors each received stock options, which were exercisable for shares of Common Stock at an average price of approximately $11.66 per share.

(2)	The Company reimbursed such directors for travel-related expenses.

Policies on the Timing of Option Grants in Relation to the Release of Material Non-public Information

We do not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation at certain times. We do not grant equity awards in anticipation of the release of material non-public information that is likely to result in changes to the price of our Common Stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

During the year ended December 31, 2024, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 27, 2025, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding voting securities;

●	each of our named executive officers;

●	each of our directors; and

●	all of our named executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are convertible into or exercisable for shares of Common Stock, Series C Preferred Stock or Series F Preferred Stock within sixty (60) days of March 27, 2025. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the holders named in the table below have sole voting and investment power with respect to all shares of Common Stock, Series C Preferred Stock or Series F Preferred Stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our Common Stock, Series C Preferred Stock and Series F Preferred Stock held by each holder or group of holders named above, any shares of Common Stock, Series C Preferred Stock or Series F Preferred Stock that such holder or holders has the right to acquire within sixty (60) days of March 27, 2025 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other holder. The presentation of the shares of Common Stock and Series C Preferred Stock on the following table reflects the Company’s reverse stock splits of the outstanding shares of Common Stock and Series C Preferred Stock that were effected on November 18, 2024. The inclusion herein of any shares of Common Stock, Series C Preferred Stock or Series F Preferred Stock listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of each beneficial owner listed in the table below is c/o LogicMark, Inc., 2801 Diode Lane, Louisville, KY 40299.

	Shares Beneficially Owned
	Common Stock		Series C Preferred Stock		Series F Preferred Stock		% Total Voting
Name of Beneficial Owner	Shares	% (1)	Shares	%	Shares	%	Power (1)(2)
Non-Director or Officer 5% Stockholders:
Alpha Capital Anstalt (3)	7,751	*	-	-	106,333	100%	*
Giesecke+Devrient Mobile Security America, Inc. (4)	-	-	1	100%	-	-	*
Directors and Executive Officers:
Chia-Lin Simmons (5) Chief Executive Officer and Director	213,483	*	-	-	-	-	*
Mark Archer (6) Chief Financial Officer	132,465	*	-	-	-	-	*
Robert Curtis Director (7)	102,635	*	-	-	-	-	*
John Pettitt Director (8)	102,580	*	-	-	-	-	*
Barbara Gutierrez Director (9)	102,570	*	-	-	-	-	*
Carine Schneider Director (10)	101,843	*	-	-	-	-	*
Directors and Executive Officers as a Group (6 persons)	755,576	1.24%	-	-	-	-	1.24%

*	Less than 1%

(1)	The number of shares owned and the beneficial ownership percentages set forth in these columns are based on 60,588,224 shares of Common Stock, 1 share of Series C Preferred Stock, and 106,333 shares of Series F Preferred Stock convertible into an aggregate of 107 shares of Common Stock, issued and outstanding as of March 27, 2025. Shares of Common Stock issuable pursuant to options, preferred stock or warrants currently exercisable or exercisable within sixty (60) days are considered outstanding for purposes of computing the percentage beneficial ownership of the holder of such options, preferred stock, or warrants; they are not considered outstanding for purposes of computing the percentage of any other stockholder. Exercises of certain warrants and conversions of certain shares of preferred stock held by certain stockholders listed above are subject to certain beneficial ownership limitations, which provide that a holder of such securities will not have the right to exercise or convert any portion of such securities, as applicable, if such holder, together with such holder’s affiliates, would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of Common Stock outstanding immediately after giving effect to such exercise, provided that upon at least 61 days’ prior notice to the Company, such holder may increase or decrease such limitation up to a maximum of 9.99% of the number of shares of Common Stock outstanding. As a result, the number of shares of Common Stock reflected in these columns as beneficially owned by the applicable stockholders includes (a) any outstanding shares of Common Stock held by such stockholder, and (b) if any, the securities convertible into or exercisable for shares of Common Stock that may be held by such stockholder, in each case which such stockholder has the right to acquire as of March 27, 2025 and without such holder or any of such holder’s affiliates beneficially owning more than 4.99% or 9.99%, as applicable, of the number of outstanding shares of Common Stock as of March 27, 2025.

(2)	Percentage of total voting power represents voting power with respect to all shares of Common Stock, Series C Preferred Stock and Series F Preferred Stock. The holders of our Common Stock and Series C Preferred Stock are entitled to one vote per share. The holders of our Series F Preferred Stock vote on an as-converted to Common Stock basis.

(3)

Beneficial ownership includes an aggregate of 3,713 shares of Common Stock, an aggregate of 3,931 shares of Common Stock issuable upon exercise of all such holder’s warrants and 107 shares of Common Stock issuable upon conversion of such holder’s shares of Series F Preferred Stock. Konrad Ackermann has voting and investment control over the securities held by Capital Anstalt. The principal business address of Alpha Capital Anstalt is Altenbach 8 -9490 Vaduz, Principality of Liechtenstein.

(4)	Giesecke & Devrient Mobile Security America, Inc. (“G&D”) is the sole holder of our Series C Preferred Stock and thus has 100% of the voting power of our outstanding shares of Series C Preferred Stock, which have the same voting rights as our shares of Common Stock (one vote per share). The address for G&D is 45925 Horseshoe Drive, Dulles, VA 20166.

(5)

Represents (i) 534 shares of restricted stock granted outside the 2013 LTIP and the 2017 SIP, which vest over a period of 48 months, with one quarter on the anniversary of the grant and 1/16 each subsequent quarter until all shares have vested, so long as Ms. Simmons remains in the service of the Company, (ii) 409 shares of restricted stock granted under the 2013 LTIP, which shares vest over a period of three (3) years commencing on January 3, 2022, with 68 shares having vested on July 3, 2022, and thereafter, 34 shares to vest on the first day of each subsequent quarter until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for each such quarter, (iii) 2,480 shares of restricted stock granted pursuant to the 2023 Plan, which shares vest over a period commencing on July 3, 2023, with 1/4 of such shares vested on July 3, 2024, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for each such quarter, (iv) 1,848 shares of restricted stock granted pursuant to the 2023 Plan, which shares vest over a period commencing on April 3, 2024, with 1/4 of such shares to vest on April 3, 2025, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for each such quarter, (v) 116,900 shares of restricted stock granted pursuant to the 2023 Plan, which shares vest over a period commencing on January 2, 2025, with 1/4 of such shares to vest on January 2, 2026, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for each such quarter, (vi) an aggregate of 90,452 shares of Common Stock issuable upon the exercise of Series A and Series B warrants at a weighted exercise price of $0.22 per share issued in the Company’s August 2024 Offering and (vii) 860 shares of Common Stock issued in the August 2024 Offering.

(6)	Represents (i) 259 shares of restricted stock granted outside the 2013 LTIP and the 2017 SIP, which vest over a period of 48 months, with one quarter on the anniversary of the grant and 1/16 each subsequent quarter until all shares have vested, so long as Mr. Archer remains in the service of the Company, (ii) 836 shares of restricted stock granted pursuant to the 2023 Plan, which vest commencing on July 3, 2023, with 1/4 of such shares vested on July 3, 2024, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, so long as Mr. Archer remains in the service of the Company for each such quarter, (iii) 38,000 shares of restricted stock granted pursuant to the 2023 Plan, which vest commencing on January 2, 2025, with 1/4 of such shares to vest on January 2, 2026, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, so long as Mr. Archer remains in the service of the Company for each such quarter, (iv) 860 shares of Common Stock issued in the August 2024 Offering and (v) an aggregate of 90,452 shares of Common Stock issuable upon the exercise of Series A and Series B warrants at a weighted exercise price of $0.22 per share issued in the August 2024 Offering. In addition, FLG Partners, of which Mr. Archer is a partner, was granted (i) 14 restricted shares of Common Stock outside the 2013 LTIP and the 2017 SIP, which vested one quarter on July 15, 2022, with subsequent vesting at 6.25% for each three-month period thereafter, (ii) 44 restricted shares of Common Stock, pursuant to the 2023 Plan, which vest commencing on July 3, 2023, with 1/4 of such shares vested on July 3, 2024, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, and (iii) 2,000 restricted shares of Common Stock, pursuant to the 2023 Plan, which vest commencing on January 2, 2025, with 1/4 of such shares to vest on January 2, 2026, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested. Mr. Archer disclaims beneficial ownership of such shares of Common Stock granted to FLG Partners.

(7)	Represents (i) 876 shares of Common Stock, (ii) stock options exercisable for an aggregate 11,307 shares of Common Stock at a weighted exercise price of $19.82 per share, and (iii) an aggregate of 90,452 shares of Common Stock issuable upon the exercise of Series A and Series B Warrants at a weighted exercise price of $0.22 per share issued in the August 2024 Offering.

(8)	Represents (i) 860 shares of Common Stock, (ii) stock options exercisable for an aggregate 11,268 shares of Common Stock at a weighted exercise price of $10.96 per share, and (iii) an aggregate of 90,452 shares of Common Stock issuable upon the exercise of Series A and Series B Warrants at a weighted exercise price of $0.22 per share issued in the August 2024 Offering

(9)	Represents (i) 860 shares of Common Stock, (ii) stock options exercisable for an aggregate 11,258 shares of Common Stock at a weighted exercise price of $10.00 per share, and (iii) an aggregate of 90,452 shares of Common Stock issuable upon the exercise of Series A and Series B Warrants at a weighted exercise price of $0.22 per share issued in the August 2024 Offering.

(10)	Represents (i) 880 shares of Common Stock, (ii) stock options exercisable for an aggregate 10,511 shares of Common Stock at a weighted exercise price of $4.57 per share, and (iii) an aggregate of 90,452 shares of Common Stock issuable upon the exercise of Series A and Series B Warrants at a weighted exercise price of $0.22 per share issued in the August 2024 Offering.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	-	71,181
Equity compensation plans not approved by security holders	-	-	-
Total			71,181

(1)

Represents the shares of Common Stock authorized for issuance under the 2023 Plan, which was approved by the Company’s stockholders on March 7, 2023. The maximum aggregate number of shares of Common Stock that may be issued under the 2023 Plan, including stock options, stock awards, such as stock issued to our Board of directors for serving on our Board of directors, and stock appreciation rights, is limited to 15% of the shares of Common Stock outstanding on the first business day of each fiscal quarter, or 71,181 shares of Common Stock for the fiscal year ended December 31, 2024.

(2)	As of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Other than as described below, except for compensation arrangements, since the past two fiscal years, there have been no transactions, whether directly or indirectly, between us and any of the Company’s officers, directors, beneficial owners of more than 5% of outstanding shares of Common Stock or outstanding shares of a class of voting preferred stock, or their family members, that exceeded the lesser of (i) $120,000 or (ii) one percent (1%) of the average of the Company’s total assets at year-end for the last two fiscal years.

On November 21, 2023, the Company entered into each of the inducement agreements with certain of its warrant holders (the “Inducement Agreements”), including each of Anson Investments Master Fund LP (“Anson”) and Alpha Capital Anstalt (“Alpha”), pursuant to which the Company induced such warrant holders to exercise for cash their warrants to purchase up to approximately 36,362 shares of Common Stock, at a lower exercise price of (x) $50.00 per share (for the common stock purchase warrants issued pursuant to a firm commitment public offering by the Company that closed on September 15, 2021 (the “Existing September 2021 Warrants”)) and (y) $50.00 per one and one-half share (for the common stock purchase warrants issued pursuant to a firm commitment public offering by the Company that closed on January 25, 2023 (the “Existing January 2023 Warrants” and together with the Existing September 2021 Warrants, the “Existing Warrants”)), during the period from the date of the Inducement Agreements until December 20, 2023. In consideration therefore and upon exercise by such holders of their respective Existing Warrants, the Company agreed to issue such holders new common stock purchase warrants as follows: (A) Series A Warrants to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing September 2021 Warrants (up to 3,229 shares), at an exercise price of $50.00 per Series A Warrant Share; and (B) Series B Warrants to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing January 2023 Warrants (up to 55,282 shares), at an exercise price of $50.00 per one and one-half Series B Warrant Share. Of the Series A Warrants issued, 50% consisted of Series A-1 Warrants, which are immediately exercisable and expire on the Termination Date (as defined in the Existing September 2021 Warrants) and 50% consisted of Series A-2 Warrants, which will be exercisable at any time on or after the Stockholder Approval Date (as defined in the Inducement Agreements) and have a term of exercise of five and a half years from the date of the initial closing of the Inducement Agreement transactions. Of the Series B Warrants issued until December 20, 2023, 50% consisted of Series B-1 Warrants, which are immediately exercisable and expire on the Termination Date (as defined in the Existing January 2023 Warrants) and 50% consist of Series B-2 Warrants, which will be exercisable at any time on or after the Stockholder Approval Date and have a term of exercise of five and a half years from the date of the Initial Closing. Anson exercised an aggregate of 2,000 Existing Warrants pursuant to the Inducement Agreements and received an aggregate of 3,000 Series B-1 Warrants and 3,000 Series B-2 Warrants, and Alpha signed the Inducement Agreements, but did not exercise any Existing Warrants.

On January 25, 2023, the Company closed a firm commitment registered public offering (the “January Offering”) pursuant to which the Company issued (i) 21,170 shares of Common Stock and 423,400 common stock purchase warrants (exercisable for 44,520 shares of Common Stock at a purchase price of $53.19 per share), subject to certain adjustments and (ii) 137,600 pre-funded common stock purchase warrants that were exercised for 6,880 shares of Common Stock at a purchase price of $0.50 per share, subject to certain adjustments and 137,600 warrants to purchase up to an aggregate of 10,320 shares of Common Stock at a purchase price of $63.00 per share and (iii) 32,607 additional warrants to purchase up to 2,445 shares of Common Stock at a purchase price of $63.00 per share, which additional warrants were issued upon the partial exercise by the underwriters of their over-allotment option, pursuant to an underwriting agreement, dated as of January 23, 2023 between the Company and Maxim Group LLC, as representative of the underwriters. The January Offering resulted in gross proceeds to the Company of approximately $5.2 million, before deducting underwriting discounts and commissions of 7% of the gross proceeds (3.5% of the gross proceeds in the case of certain identified investors) and estimated January Offering expenses. The investors in the January Offering included, among others, Anson and Alpha, which had interests in such offering equal to approximately 17% and 18%, respectively.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company has engaged BPM LLP as the Company’s independent registered public accounting firm for the years ended December 31, 2024 and 2023. The aggregate audit fees billed by BPM LLP for professional services rendered for the review of our financial statements for the three quarters and the audit for the year ended December 31, 2024 were approximately $267 thousand. The aggregate audit fees billed by BPM LLP for professional services rendered for the review of our financial statements for the three quarters and the audit for the year ended December 31, 2023 were approximately $286 thousand.

Audit Related Fees

The Company incurred additional audit related fees of $71.9 thousand rendered by BPM LLP, for the Company’s Registration Statements on Form S-3 and Form S-1 filed by the Company for the year ended December 31, 2024. The Company incurred additional audit related fees of $25.2 thousand rendered by BPM LLP for the Company’s Registration Statements on Form S-3 and Form S-1 filed by the Company for the year ended December 31, 2023.

Tax Fees

For the Company’s fiscal years ended December 31, 2024 and 2023, BPM LLP did not provide any professional services for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by BPM LLP for the fiscal years ended December 31, 2024 and 2023.

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

The audited balance sheets of the Company as of December 31, 2024 and 2023, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of BPM LLP, the Company’s independent registered public accounting firm, are filed herewith.

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

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of May 19, 2017, by and among the Company, Fit Merger Sub, Inc., Fit Pay, Inc. and Michael Orlando (3)
2.2	Agreement and Plan of Merger, dated as of June 1, 2023, by and between the Company and LogicMark, Inc., a Delaware corporation. (22)
3.1(i)(a)	Certificate of Incorporation, as amended (1)
3.1(i)(b)	Certificate of Amendment to Certificate of Incorporation (2)
3.1(i)(c)	Certificate of Amendment to Certificate of Incorporation (16)
3.1(i)(d)	Certificate of Amendment to Certificate of Incorporation (17)
3.1(i)(e)	Certificate of Designations for Series C Non-Convertible Preferred Stock (3)
3.1(i)(f)	Certificate of Amendment to the Certificate of Designations of Series C Non-Convertible Voting Preferred Stock (16)
3.1(i)(g)	Form of Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (14)
3.1(i)(h)	Certificate of Amendment to Certificate of Incorporation of LogicMark, Inc. (21)
3.1(i)(i)	Series C Certificate of Amendment to the Series C Certificate of Designations of LogicMark, Inc. (21)
3.1(i)(j)	Articles of Incorporation, filed with the Secretary of State of the State of Nevada on June 1, 2023 (22)
3.1(i)(k)	Certificate of Designations, Preferences and Rights of Series C Non-Convertible Voting Preferred Stock, filed with the Secretary of State of the State of Nevada on June 1, 2023 (22)
3.1(i)(l)	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on June 1, 2023 (22)
3.1(i)(m)	Certificate of Designation, Preferences and Rights of Series G Non-Convertible Voting Preferred Stock, filed with the Secretary of State of the State of Nevada on November 1, 2024 (23)
3.1(i)(n)	Certificate of Designation, Preferences, Rights and Limitations of Series H Convertible Non-Voting Preferred Stock, filed with the Secretary of State of the State of Nevada on November 13, 2024 (24)
3.1(i)(o)	Certificate of Designation, Preferences, Rights and Limitations of Series I Non-Convertible Voting Preferred Stock, filed with the Secretary of State of the State of Nevada on November 13, 2024 (24)
3.1(i)(p)	Series C Certificate of Amendment to the Series C Certificate of Designations of LogicMark, Inc. (25)
3.1(i)(q)	Certificate of Change to Articles of Incorporation of LogicMark, Inc. (25)
3.1(i)(r)	Certificate of Amendment to the Articles of Incorporation of LogicMark, Inc., filed with the Secretary of State of the State of Nevada on March 27, 2025 (34)
3.1(ii)	Bylaws (22)
4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2	Form of Pre-Funded Warrant for July 2020 Private Placement (5)
4.3	Form of Registered Warrant for July 2020 Private Placement (5)
4.4	Form of Unregistered Warrant for July 2020 Private Placement (5)
4.5	Form of Registered Warrant for December 2020 Private Placement (6)
4.6	Form of Unregistered Warrant for December 2020 Private Placement (6)
4.7	Form of New Warrant (7)
4.8	Form of Series F Convertible Preferred Stock Certificate (18)
4.9	Form of Registered Warrant for February 2021 Private Placement (9)
4.10	Form of Unregistered Warrant for February 2021 Private Placement (9)

4.11	Form of Unregistered Warrant for August 2021 Private Placement (14)
4.12	Form of Warrant for September 2021 Public Offering (15)
4.13	Form of Warrant for January 2023 Public Offering (20)
4.14	Form of Pre-Funded Warrant for January 2023 Public Offering (20)
4.15	Form of Series A-1 Warrant (27)
4.16	Form of Series A-2 Warrant (27)
4.17	Form of Series B-1 Warrant (27)
4.18	Form of Series B-2 Warrant (27)
4.19	Form of Series A Warrant (28)
4.20	Form of Series B Warrant (28)
4.21	Form of Pre-Funded Warrant (28)
4.22	Rights Agreement, dated as of November 1, 2024, between the Company and Nevada Agency and Transfer Company (23)
4.23	Form of Series C Warrant (31)
4.24	Form of Series D Warrant (31)
4.25	Form of Pre-Funded Warrant (31)
10.1†	2013 Long Term Incentive Plan (1)
10.2†	Forms of Agreement under 2013 Long Term Incentive Plan (1)
10.3†	2017 Stock Incentive Plan (4)
10.4	Form of Securities Purchase Agreement for July 2020 Offering (5)
10.5	Form of Securities Purchase Agreement for December 2020 Offering (6)
10.6	Form of Warrant Amendment and Exercise Agreement, dated January 8, 2021 (7)
10.7	Form of Securities Purchase Agreement for February 2021 Offering (9)
10.8	Form of Securities Purchase Agreement for August 2021 Private Placement (14)
10.9	Form of Voting Agreement by and between the Company and certain investors in the September 2021 Public Offering (15)
10.10	Lease Agreement, dated June 2, 2020, by and between LogicMark LLC and Moorman Properties, LLC (10)
10.11	Settlement Agreement, dated August 11, 2021, by and between the Company and Giesecke+Devrient Mobile Security America, Inc. (12)
10.12†	Employment Agreement, entered into on January 8, 2021, by and between the Company and Vincent S. Miceli (8)
10.13†	Letter Agreement, effective as of August 1, 2021, by and between the Company and Vincent S. Miceli (13)
10.14†	Employment Agreement, dated as of June 8, 2021, by and between the Company and Chia-Lin Simmons (11)
10.15†	Executive Employment Agreement, dated as of November 2, 2022, by and between the Company and Chia-Lin Simmons (19)
10.16†	Agreement, dated as of July 15, 2021, by and between the Company and FLG Partners, LLC (13)
10.17†	First Amendment to Agreement, dated as of February 15, 2022, by and between the Company and FLG Partners, LLC (18)
10.18	Form of Voting Agreement, dated January 25, 2023, by and between the Company and certain investors in the January 2023 Public Offering (20)
10.19	Form of Warrant Agency Agreement, dated January 25, 2023, by and between the Company and Nevada Agency and Transfer Company (20)
10.20†	Form of Indemnification Agreement (22)

10.21†	LogicMark, Inc. 2023 Stock Incentive Plan (26)
10.22†	Form of Restricted Stock Award Agreement for LogicMark, Inc. 2023 Stock Incentive Plan (26)
10.23†	Form of Stock Option Agreement for LogicMark, Inc. 2023 Stock Incentive Plan (26)
10.24	Form of 2021 Inducement Agreement by and between the Company and each holder (29)
10.25	Form of 2023 Inducement Agreement by and between the Company and each holder (29)
10.26	Form of Securities Purchase Agreement for August 2024 Offering (28)
10.27	Form of Warrant Agency Agreement for August 2024 Offering (28)
10.28	Form of Placement Agency Agreement, for August 2024 Offering (28)
10.29	Form of Settlement Agreement and Release, by and among the Company and the signatories thereto (30)
10.30	Form of Registration Rights Agreement, by and among the Company and the signatories thereto (30)
10.31	Form of Securities Purchase Agreement, between the Company and each purchaser, dated February 18, 2025 (31)
10.32	Warrant Agency Agreement, between the Company and Nevada Agency and Transfer Company, dated February 18, 2025 (31)
10.33	Placement Agency Agreement between the Company and Roth Capital Partners, LLC, as lead placement agent, dated February 18, 2025 (31)
14.1	Code of Business Conduct and Ethics (32)
19.1	Insider Trading Policy (33)
23.1*	Consent of BPM LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (33)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Report and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

*	Filed or furnished herewith, as applicable.
†	Management contract or compensatory plan or arrangement.
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-186331) with the SEC on January 31, 2013.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 12, 2016.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 30, 2017.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-226116) with the SEC on July 10, 2018.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A with the SEC on July 13, 2020.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on December 18, 2020.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 8, 2021.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 14, 2021.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on February 1, 2021.
(10)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 15, 2021.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on June 17, 2021.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on August 13, 2021.
(13)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on August 16, 2021.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on August 17, 2021.
(15)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-259105) with the SEC on September 14, 2021.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on October 15, 2021.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on March 2, 2022.
(18)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 15, 2022.
(19)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 4, 2022.
(20)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 26, 2023.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 27, 2023.
(22)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on June 2, 2023.
(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 1, 2024.
(24)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 14, 2024
(25)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 18, 2024.
(26)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on August 11, 2023.
(27)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 21, 2023.
(28)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on August 5, 2024.
(29)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A with the SEC on November 21, 2023.
(30)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 14, 2024.
(31)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on February 18, 2025.
(32)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on March 30, 2023.
(33)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 16, 2024.
(34)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on March 27, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LogicMark, Inc.

Date: March 28, 2025	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2025	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2025	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Director

Date: March 28, 2025	By:	/s/ Robert Curtis
Robert Curtis
Director

Date: March 28, 2025	By:	/s/ Carine Schneider
Carine Schneider
Director

Date: March 28, 2025	By:	/s/ John Pettitt
John Pettitt
Director

Date: March 28, 2025	By:	/s/ Barbara Gutierrez
Barbara Gutierrez
Director

LogicMark, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

LogicMark, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LogicMark, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Walnut Creek, California

March 28, 2025

LogicMark, Inc.

BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

	As of December 31,	As of December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$3,806,915	$6,398,164
Accounts receivable, net	4,355	13,647
Inventory	1,048,963	1,177,456
Prepaid expenses and other current assets	476,672	460,177
Total Current Assets	5,336,905	8,049,444

Property and equipment, net	112,605	203,333
Right-of-use assets, net	48,641	113,761
Product development costs, net of accumulated amortization of $397,340 and $68,801, respectively	1,384,172	1,269,021
Software development costs, net of accumulated amortization of $428,803 and $23,354, respectively	2,019,090	1,299,901
Goodwill	3,143,662	3,143,662
Other intangible assets, net of accumulated amortization of $6,428,305 and $5,666,509, respectively	2,176,262	2,938,058

Total Assets	$14,221,337	$17,017,180

Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$750,336	$901,624
Accrued expenses	1,053,301	1,151,198
Deferred revenue	225,195	-
Total Current Liabilities	2,028,832	2,052,822
Other long-term liabilities	-	51,842
Total Liabilities	2,028,832	2,104,664

Commitments and Contingencies (Note 11)

Series C Redeemable Preferred Stock
Series C redeemable preferred stock, par value $0.0001 per share: 2,000 shares designated; 1 share issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	1,807,300	1,807,300

Stockholders’ Equity
Preferred stock, par value $0.0001 per share: 10,000,000 shares authorized
Series F preferred stock, par value $0.0001 per share: 1,333,333 shares designated; 106,333 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively, aggregate liquidation preference of $319,000 as of December 31, 2024 and December 31, 2023, respectively.	319,000	319,000
Series H preferred stock, par value $0.0001 per share: 1,000 shares designated; 1,000 shares issued and 310 shares outstanding as of December 31, 2024, aggregate liquidation preference of $472,245 as of December 31, 2024.	472,245	-
Series I preferred stock, par value $0.0001 per share: 1,000 shares designated; 1,000 shares issued and 310 shares outstanding as of December 31, 2024.	-	-
Common stock, par value $0.0001 per share: 100,000,000 shares authorized; 2,397,794 and 86,017 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	240	8
Additional paid-in capital	118,758,356	112,947,099
Accumulated deficit	(109,164,636)	(100,160,891)

Total Stockholders’ Equity	10,385,205	13,105,216

Total Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity	$14,221,337	$17,017,180

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	For the Years Ended December 31,
	2024	2023
Revenues	$9,901,987	$9,929,629
Costs of goods sold	3,285,994	3,269,967
Gross Profit	6,615,993	6,659,662

Operating Expenses
Direct operating cost	1,338,758	1,142,596
Advertising cost	557,783	270,709
Selling and marketing	2,277,698	2,206,091
Research and development	558,621	982,684
General and administrative	7,626,124	8,478,947
Other expense	317,313	147,506
Goodwill impairment	-	7,815,000
Depreciation and amortization	1,610,427	944,596

Total Operating Expenses	14,286,724	21,988,129

Operating Loss	(7,670,731)	(15,328,467)

Other Income
Interest income	160,664	221,871
Other (expense) income	(1,483,732)	246,138
Total Other (Expense) Income	(1,323,068)	468,009

Loss before Income Taxes	(8,993,799)	(14,860,458)
Income tax expense (benefit)	9,946	(309,849)
Net Loss	$(9,003,745)	$(14,550,609)
Preferred stock dividends	(300,000)	(300,000)
Deemed dividend	-	(930,122)
Net Loss Attributable to Common and Participating Preferred Stockholders	$(9,303,745)	$(15,780,731)

Net Loss Attributable to Common and Participating Preferred Stockholders Per Share - Basic and Diluted	$(14.65)	$(291.52)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	634,970	54,133

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2024	106,333	$319,000	86,017	$8	$112,947,099	$(100,160,891)	$13,105,216

Stock based compensation expense	-	-	-	-	1,627,624	-	1,627,624

Shares issued as stock based compensation	-	-	1,848	-	8,663	-	8,663

Common stock withheld to pay taxes	-	-	(121)	-	(4,235)	-	(4,235)

Cancellation of common stock	-	-	(40)	-	-	-	-

Sale of common stock, warrants and pre-funded warrants pursuant to a
registration statement on Form S-1	-	-	57,997	6	4,492,192	-	4,492,198

Fees incurred in connection with equity
offerings	-	-	-	-	(1,210,540)	-	(1,210,540)

Warrants exercised for common stock	-	-	363,564	37	146,617	-	146,654

Warrants exercised for common stock on a cashless basis	-	-	1,526,573	153	(153)	-	-

Fractional shares issued in the 1-for-25 stock split	-	-	175	-	-	-	-

Issuance of Series H preferred stock	1,000	1,523,370	-	-	-	-	1,523,370

Issuance of Series I preferred stock	1,000	-	-	-	-	-	-

Conversion of Series H preferred stock for common stock	(690)	(1,051,125)	361,781	36	1,051,089	-	-

Redemption of Series I preferred stock	(690)	-	-	-	-	-	-

Series C Preferred stock dividends	-	-	-	-	(300,000)	-	(300,000)
					.
Net loss	-	-	-	-	-	(9,003,745)	(9,003,745)

Balance - December 31, 2024	106,953	$791,245	2,397,794	$240	$118,758,356	$(109,164,636)	$10,385,205

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2023	173,333	$520,000	19,218	$2	$106,070,299	$(85,610,282)	$20,980,019

Stock based compensation expense	-	-	-	-	1,563,558	-	1,563,558

Shares issued as stock based compensation	-	-	3,960	-	13,882	-	13,882

Sale of common stock and warrants pursuant to a registration statement on Form S-1	-	-	28,050	3	5,211,425	-	5,211,428

Fees incurred in connection with equity offerings	-	-	-	-	(1,026,607)	-	(1,026,607)

Fractional shares issued in the 1-for-20 stock split	-	-	1,609	-	-	-	-

Warrants exercised for common stock	-	-	31,835	3	1,165,153	-	1,165,156

Series F preferred stock converted to common stock	(67,000)	(201,000)	1,084	-	201,000	-	-

Common stock issued to settle Series F preferred stock dividends	-	-	261	-	48,389	-	48,389

Series C preferred stock dividends	-	-	-	-	(300,000)	-	(300,000)
					.
Net loss	-	-	-	-	-	(14,550,609)	(14,550,609)

Balance - December 31, 2023	106,333	$319,000	86,017	$8	$112,947,099	$(100,160,891)	$13,105,216

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(9,003,745)	$(14,550,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	114,643	105,674
Stock based compensation	1,636,287	1,577,440
Amortization of intangible assets	761,796	761,796
Amortization of product development costs	328,539	53,771
Amortization of software development costs	405,449	23,354
Loss on disposal of fixed assets	1,654	-
Goodwill impairment	-	7,815,000
Deferred tax expense	-	(320,102)
Fair value of Series H preferred stock issued to Series B holders	1,523,370	-
Changes in operating assets and liabilities:
Accounts receivable	9,292	388,948
Inventory	128,493	567,755
Prepaid expenses and other current assets	(16,495)	(111,080)
Accounts payable	(276,625)	22,193
Accrued expenses	(92,619)	(649,620)
Deferred revenue	225,195	-
Net Cash Used in Operating Activities	(4,254,765)	(4,315,480)

Cash flows from Investing Activities
Purchase of equipment and website development	(25,568)	(53,429)
Product development costs	(435,285)	(562,610)
Software development costs	(999,708)	(757,396)
Net Cash Used in Investing Activities	(1,460,561)	(1,373,435)

Cash flows from Financing Activities
Proceeds from sale of common stock and warrants	4,492,198	5,211,428
Fees paid in connection with equity offerings	(1,210,540)	(1,026,607)
Common stock withheld to pay taxes	(4,235)	-
Warrants exercised for common stock	146,654	1,165,156
Series C redeemable preferred stock dividends	(300,000)	(300,000)
Net Cash Provided by Financing Activities	3,124,077	5,049,977
Net Decrease in Cash and Cash Equivalents	(2,591,249)	(638,938)
Cash and Cash Equivalents - Beginning of Year	6,398,164	7,037,102
Cash and Cash Equivalents - End of Year	$3,806,915	$6,398,164

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Taxes	$20,579	$3,152
Non-cash investing and financing activities:
Conversion of Series F preferred stock to common stock	$-	$201,000
Common stock issued for to settle Series F preferred stock dividend	-	48,389
Product development costs included in accounts payable and accrued expenses	8,405	113,538
Software development costs included in accounts payable and accrued expenses	124,931	201,841
Series H preferred stock conversion to common stock	1,051,125	-

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

LogicMark, Inc. (“LogicMark” or the “Company”) was incorporated in the State of Delaware on February 8, 2012 and was reincorporated in the State of Nevada on June 1, 2023. LogicMark operates its business in one segment and provides personal emergency response systems (“PERS”), health communications devices, and Internet of Things technology that creates a connected care platform. The Company’s devices give people the ability to receive care at home and confidence to age independently. LogicMark revolutionized the PERS industry by incorporating two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a price point everyday consumers could afford. The PERS technologies are sold direct-to-consumer through the Company’s eCommerce platform, to retailers and resellers, and to the United States Veterans Health Administration (“VHA”).

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $7.7 million and a net loss of $9.0 million for the year ended December 31, 2024. As of December 31, 2024, the Company had cash and cash equivalents of $3.8 million. As of December 31, 2024, the Company had working capital of $3.3 million compared to working capital as of December 31, 2023, of $6.0 million.

Given the Company’s cash position as of December 31, 2024, its projected cash flow from operations, and the completion of a public offering on Form S-1 in February 2025 (refer to Note 13), the Company believes that it will have sufficient capital to sustain operations for a period of one year following the date of this filing. The Company may also raise funds through equity or debt offerings to accelerate the execution of its long-term strategic plan to develop and commercialize its core products and to fulfill its product development efforts.

NOTE 3 - BASIS OF PRESENTATION

The financial statements are prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”).

Net loss per share and all share data for the year ended December 31, 2023 have been retroactively adjusted to reflect the 1-for-25 reverse stock split that occurred on November 18, 2024. See Note 8.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. As of December 31, 2024 and 2023, the Company had cash equivalents of $2.7 million and $4.7 million in cash equivalents, respectively.

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

REVENUE RECOGNITION

We enter into contracts with customers that may include combinations of product and subscription services, resulting in arrangements containing multiple performance obligations. The Company’s revenues consist of product sales to either end customers, to resellers or direct bulk sales to the VHA. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the title of the product, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payments are mostly prepaid, or in limited cases, due Net 30 days after the invoice date. The majority of prepaid contracts are with the VHA, which consists of the majority of the Company’s revenues. The Company’s product are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates, or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when title transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination.

In cases, where the Company enters into contracts with customers that contain multiple performance obligations, product and subscription services, we allocate the transaction price for the contract among the performance obligations on a relative standalone selling price (“SSP”) basis, which is generally not directly observable and requires the Company to estimate SSP based on management judgment by considering available data such as internal margin objectives, pricing strategies, as well as other observable inputs. Subscription services revenue in these cases are recognized over time.

During the year ended December 31, 2023, the Company released new offerings by leasing product coupled with monthly subscription services. We account for the revenue from its lease contracts by utilizing the single component accounting policy. This policy requires the Company to account for, by class of underlying asset, the lease component and non-lease component(s) associated with each lease as a single component if two criteria are met: (1) the timing and pattern of the lease component and the non-lease component are the same and (2) the lease component would be classified as an operating lease, if accounted for separately. The Company has determined that its leased product meets the criteria to be operating leases and has the same timing and pattern of transfer as its monthly subscription services. The Company has elected the lessor practical expedient within ASC 842, Leases (“ASC 842”) and recognizes, measures, presents, and discloses the revenue for the new offering based upon the predominant component, either the lease or non-lease component. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers (“ASC 606”) for its leased product for which it has estimated that the non-lease components of the new offering is the predominant component of the contract.

For the year ended December 31, 2024, the Company’s sales recognized over time were $80 thousand. For the year ended December 31, 2023, the Company’s sales recognized over time were immaterial.

SALES TO DEALERS AND RESELLERS

The Company maintains a reserve for unprocessed and estimated future price adjustments claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. These reserves were not material as of December 31, 2024, and 2023.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in cost of goods sold and were $0.3 million and $0.3 million for the years ended December 31, 2024, and 2023, respectively.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE - NET

For the years ended December 31, 2024, and 2023, the Company’s revenues were primarily the result of shipments to VHA hospitals and clinics, which are made in most cases on a prepaid basis. The Company also sells its products to dealer and resellers, typically providing customers with modest trade credit terms. Sales made to dealer and resellers are done with limited rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the accounts receivable allowance for credit losses, as necessary whenever events or circumstances indicate the carrying value may not be recoverable. As of December 31, 2024, and 2023, the allowance for credit losses was immaterial.

DEFERRED REVENUE

Deferred revenue is recorded when amounts invoiced to customers are in excess of revenue that can be recognized because performance obligations have not been satisfied and control of the promised product or subscription services has not transferred to the customer. Deferred revenue largely represents amounts invoiced in advance for subscription services, where revenue cannot be recognized yet.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the first-in, first-out method.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of December 31, 2024, inventory was comprised of $0.9 million in finished goods on hand and $0.1 million in inventory in-transit from vendor, respectively. As of December 31, 2023, inventory consisted of $1.2 million finished goods on hand.

The Company is required to partially prepay for inventory with certain vendors. As of December 31, 2024, and 2023, $0.2 million and $0.3 million, respectively, of prepayments made for inventory are included in prepaid expenses and other current assets on the balance sheet.

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

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark, LLC in 2016, the former subsidiary that was merged with and into the Company and are included in other intangible assets in the Company’s balance sheet as of December 31, 2024, and 2023.

As of December 31, 2024, the other intangible assets, net of accumulated amortization, are comprised of patents of $0.9 million; trademarks of $0.7 million; and customer relationships of $0.5 million. As of December 31, 2023, the other intangible assets are comprised of patents of $1.3 million; trademarks of $0.8 million; and customer relationships of $0.8 million. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years, 20 years, and 10 years, respectively. During the years ended December 31, 2024, and 2023, the Company had amortization expense of $0.8 million for both years.

Amortization expense is estimated to be approximately $0.8 million for fiscal year 2025, $0.6 million for fiscal year 2026, $0.3 million for fiscal year 2027, $63 thousand for fiscal year 2028 and approximately $0.5 million thereafter.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine tax returns for three years from the date of filing. The Company has filed all its tax returns for all prior periods through December 31, 2023.

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

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Basic net loss attributable to common stockholders per share (“Basic net loss per share”) was computed using the weighted average number of common shares outstanding. Diluted net loss applicable to common stockholders per share (“Diluted net loss per share”) includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 19,010 shares of common stock and warrants to purchase 2,599,276 shares of common stock as of December 31, 2024, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 2,370 shares of common stock and warrants to purchase 74,832 shares of common stock as of December 31, 2023, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Net loss attributable to common stockholders per share as of December 31, 2024 was impacted by the payment of dividends for Series C Redeemable Preferred Stock of $0.3 million. Net loss attributable to common stockholders per share as of December 31, 2023, was impacted by the payment of dividends for Series C Redeemable Preferred Stock of $0.3 million and a deemed dividend of $0.9 million resulting from the modification of certain warrant terms. Refer to Note 8.

The components of basic and diluted net loss per share were as follows for the period ending December 31, 2024:

Basic and Diluted Net Loss Per Share:

Net loss attributable to common stockholders	$(8,320,945)

Net loss attributable to common stockholders per share - basic and diluted	$(14.65)

Weighted average number of common shares outstanding - basic and diluted	567,895

Net loss attributable to participating preferred stockholders	$(982,800)

Net loss attributable to participating preferred stockholders per share - basic and diluted	$(14.65)

Weighted average number of common shares equivalent of participating preferred outstanding - basic and diluted	67,075

RESEARCH AND DEVELOPMENT AND PRODUCT AND SOFTWARE DEVELOPMENT COSTS

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and product development firms. The Company expenses all research and development costs as incurred until technological feasibility has been established for the product. Once technological feasibility is established, development costs including software and product design are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. For the year ended December 31, 2024, the Company capitalized $0.4 million of such product development costs and $1.1 million of such software development costs. For the year ended December 31, 2023, the Company capitalized $0.7 million and $1.1 million of such product and software development costs, respectively. Amortization of these costs is on a straight-line basis over three years and amounted to approximately $0.3 million and $0.4 million for product development and software development, respectively, for the year ended December 31, 2024. Amortization for the year ended December 31, 2023 was $53.8 thousand and $23.4 thousand for product development and software development, respectively. Cumulatively, as of December 31, 2023, approximately $1.0 million of capitalized product and software development costs arose from expenditures to a company considered to be a related party since it is controlled by the Company’s Vice-President of Engineering. As of December 31, 2023, a total of $0.3 million of expenditures to the Company considered to be a related party were included in accounts payable and accrued expenses.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements – Not Yet Adopted

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public entities to (i) disclose significant segment expenses under the “significant expense principle”, (ii) disclose other segment items which represents the difference between segment revenue and segment expenses under the significant expense principle, (iii) report the annual segment’s profit or loss and assets, (iv) clarify the measures used by the chief operating decision maker to assess segment performance and decide how to allocate resources, and (v) disclose the title and position of the chief operating decision maker and explaining how measures are being used.. The new standard also requires that public companies that have a single reportable segment provide all the required disclosures noted previously. ASU 2023-07 was effective for SEC filers, for fiscal years beginning after December 15, 2023. Effective January 1, 2024, the Company adopted ASU 2023-07, and has reflected the respective disclosures in Note 12.

NOTE 5 - GOODWILL IMPAIRMENT

The Company’s goodwill relates entirely to the acquisition of LogicMark, LLC in 2016, the former subsidiary that was merged with and into the Company. As of December 31, 2024, the Company determined that there were no indicators present to suggest that it was more likely than not that the fair value of goodwill was less than the carrying amount.

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

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2024	2023
Salaries, payroll taxes and vacation	$201,691	$167,930
Merchant card fees	15,728	14,983
Professional fees	140,150	83,532
Management incentives	420,000	503,800
Lease liability	51,841	68,321
Development costs	8,000	109,000
Other	215,891	203,632
Totals	$1,053,301	$1,151,198

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

The Company’s cash equivalents as of December 31, 2024 and 2023 were held in money market funds and are measured utilizing Level 1 valuation inputs.

NOTE 8 - STOCKHOLDERS’ EQUITY

November 2024 Reverse stock split

On November 18, 2024, the Company effected a 1-for-25 reverse split of its outstanding common stock and Series C Redeemable Preferred Stock. As a result of the reverse splits, each 25 pre-split shares of common stock outstanding and each 25 pre-split shares of Series C Redeemable Preferred Stock outstanding were automatically exchanged for one new share of each without any action on the part of the holders. The number of outstanding shares of common stock was reduced from approximately 11,863,537 shares to approximately 474,541 shares, and the number of outstanding shares of Series C Redeemable Preferred Stock was reduced from 10 shares to 1 share. 175 shares of Common Stock were issued as a result of the treatment of fractional shares in connection with this reverse stock split, which rounded up outstanding post-split shares to the nearest whole number. The reverse stock split did not affect the total number of shares of capital stock, including Series C Redeemable Preferred Stock, that the Company is authorized to issue.

Net loss per share and all share data as of and for the year ended December 31, 2023 have been retroactively adjusted to reflect the reverse stock splits in accordance with ASC 260-10-55-12, “Restatement of EPS Data”.

Settlement Agreements and Issuance of New Preferred Stock

On November 13, 2024, the Company entered into settlement and release agreements (the “Settlement Agreements”) with the current and former holders (the “Series B Holders”) of the Company’s Series B Warrants to purchase common stock (the “August Series B Warrants”), issued in the Offering (as defined below), pursuant which on such date all remaining August Series B Warrants were exercised and the Series B Holders waived and released the Company from certain claims in connection with the exercise thereof and in exchange the Company agreed to issue the New Preferred Stock (as defined below).

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

Pursuant to the Settlement Agreements, on November 14, 2024, the Company issued to the Series B Holders (i) an aggregate of 1,000 shares of Series H Preferred Stock, which are convertible at the option of the Series B Holder into shares of Common Stock (the “Conversion Shares”) at an initial conversion price of $11.64, and (ii) an aggregate of 1,000 shares of Series I Preferred Stock, each share of which entitles the holder thereof to two (2) votes on all matters submitted to a vote of the stockholders of the Company. The Series I Preferred Stock will be automatically redeemed for no consideration upon the redemption, conversion or sale of shares of Series H Preferred Stock on a one for one basis. The shares of Series H Preferred Stock have a stated value of $1,000 and are initially convertible into approximately 85,948 shares of Common Stock in the aggregate. The conversion price will reset on the fifth trading day following the effective date of the Company’s next reverse stock split of its shares of Common Stock to the greater of (i) the lowest volume weighted average price of the Common Stock during the five trading days immediately preceding the reset date and (ii) the floor price of $4.4625. The Company completed a fair value assessment of the Series H Preferred Stock and Series I Preferred Stock, as of November 14, 2024, using an option pricing method (“OPM”) to allocate the fair value of Series H Preferred Stock and Series I Preferred Stock based on the total equity value of the Company. Based on the fair value assessment, the Company determined that the Series H Preferred Stock had a fair value of $1.5 million and was recorded as a non-operating expense in the statement of operations.

As of December 31, 2024, the conversion price of the Series H Preferred Stock was subject to an adjustment due to the November 18, 2024 reverse stock split, which resulted in a new conversion price of $1.75 per share of Series H Preferred Stock. As of December 31, 2024, 1,000 shares of Series H Preferred Stock and Series I Preferred Stock were issued, 690 shares of Series H Preferred Stock were converted into 361,781 shares of Common Stock and 690 shares of Series I Preferred Stock were redeemed upon the conversion of such shares of Series H Preferred Stock.

Also pursuant to the Settlement Agreements, on the issuance date of the New Preferred Stock, the Company entered into registration rights agreements with the Series B Holders pursuant to which the Company agreed to register the resale of the Conversion Shares. The Company was required to prepare and file the resale registration statement with the SEC no later than the 30th calendar day following the date of the issuance of the New Preferred Stock and to use its best efforts to have such registration statement declared effective within 60 calendar days after such date, subject to certain exceptions.

Rights Agreement

On November 1, 2024, the Company entered into a rights agreement with Nevada Agency and Transfer Company, as rights agent (the “Rights Agreement”). Pursuant to the Rights Agreement, in the event that a person or entity or group thereof becomes the Beneficial Owner (as defined in the Rights Agreement) of at least fifteen percent (15%) of the outstanding shares of Common Stock (an “Acquiring Person”), each holder of Common Stock as of the close of business on November 1, 2024 will be entitled to receive on the Distribution Date (as defined below) a dividend of one right for each share of Common Stock owned by such holder (each, a “Right”), with each Right exercisable for one one-hundredth of a share of the Company’s Series G Non-Convertible Voting Preferred Stock, $0.0001 par value per share (the “Series G Preferred Stock”), at a price of $1.25 per one-hundredth of a share, subject to adjustment as set forth in the Rights Agreement. The Rights are not exercisable until the earlier of: (1) the first date of public announcement by the Company or by an Acquiring Person of such acquisition of beneficial ownership of 15% or more of the outstanding Common Stock without the prior approval of the Board or such earlier date as a majority of the Board shall become aware of the existence of an Acquiring Person, or (2) the tenth business day (subject to extension by the Board) following the commencement of, or public announcement of an intention to commence, a tender or exchange offer which would result in the beneficial ownership of 15% or more of the outstanding Common Stock (the “Distribution Date”). The Rights will expire upon the earlier of (i) November 1, 2027, unless otherwise extended by the Company’s stockholders or and (ii) redemption or exchange by the Company.

On November 1, 2024, in connection with the Rights Agreement, the Company filed a Certificate of Designation, Preferences, and Rights of Series G Non-Convertible Voting Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada. This Certificate of Designation authorized 1,000,000 shares of the Series G Preferred Stock. Each share of Series G Preferred Stock entitles the holder to cast 4 votes on all matters submitted to stockholders to vote and the Series G Preferred Stockholders will vote together as one class with the holders of Common Stock on any such matters. The Series G Preferred Stock purchasable upon exercise of the Rights are non-convertible and non-redeemable (except as provided in the Certificate of Designation) and junior to any other series of preferred stock the Company has issued or may issue (unless otherwise provided in the terms of such other series). In the event of liquidation of the Company, the holders of Series G Preferred Stock will receive a preferred liquidation payment equal to the greater of $125.00 per share or an amount per share equal to 100 times the aggregate payment to be distributed per share of Common Stock.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (CONTINUED)

August 2024 Public Offering

On August 5, 2024 (the “August Closing Date”), the Company, in connection with a best efforts public offering (the “August Offering”), sold to certain purchasers an aggregate of (x) 57,997 units of the Company (the “August Units”) at an offering price of $11.64 per August Unit, consisting of (i) 57,997 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) (ii) 57,997 of the Company’s Series A warrants to purchase Common Stock, exercisable for up to 57,997 shares of Common Stock at an exercise price of $11.64 per share (the “August Series A Warrants”), and (iii) 57,997 of the Company’s August Series B Warrants at an exercise price of $11.64 per share, exercisable for up to 57,997 shares of Common Stock; and (y) 328,803 pre-funded units of the Company (the “August Pre-Funded Units”) at an offering price $11.61 per August Pre-Funded Unit, consisting of (i) 328,803 pre-funded common stock purchase warrants exercisable for up to 328,803 shares of Common Stock at $0.001 per share, (the “August Pre-Funded Warrants”), (ii) 328,803 August Series A Warrants and (iii) 328,803 August Series B Warrants, pursuant to the Company’s Form S-1 registration statement, as amended (File No. 333-279133), declared effective by the SEC on August 1, 2024 and securities purchase agreements, dated August 2, 2024, between the Company and each of the purchasers signatory thereto (the “Purchasers”). The August Series B Warrants can be exercised on an alternate cashless basis which would result in holders receiving four (4) times the number of common stock if such election is made. On the Closing Date, the Company received gross proceeds of approximately $4.5 million, before deducting placement agent commissions and estimated Offering expenses. The Company has begun to use the net proceeds from the Offering for continued new product development, working capital and other general corporate purposes. Due to the Company effecting the reverse stock split on November 18, 2024, the exercise prices and shares issuable upon exercise of such warrants and pre-funded warrants have been retroactively reported in accordance with ASC 260-10-55-12, “Restatement of EPS Data”, and to reflect the adjustment to the number of shares underlying such warrants and pre-funded warrants and the exercise price of such warrants in accordance with the terms thereof.

In addition, as of December 31, 2024, the Purchasers exercised their August Pre-Funded Warrants for an aggregate of 328,803 shares of Common Stock, certain Purchasers exercised their August Series B Warrants for an aggregate of 1,526,573 shares of Common Stock under the alternate cashless basis and certain Purchasers exercised their August Series A Warrants for an aggregate of 34,761 shares of Common Stock. As of December 31, 2024, the exercise price and warrant shares of the August Series A Warrants and August Series B Warrants were subject to an adjustment due to the November 18, 2024 reverse stock split, which resulted in a new exercise price of $1.75 per warrant share and an aggregate of 2,525,115 in warrant shares of the August Series A Warrants and August Series B Warrants outstanding.

November 2023 Warrant Inducement Transactions

On November 21, 2023, the Company entered into each of the 2021 Inducement Agreements and the 2023 Inducement Agreements (together, the “Inducement Agreements”) with certain of its warrant holders, pursuant to which the Company induced such warrant holders to exercise for cash their common stock purchase warrants issued pursuant to firm commitment public offerings by the Company that closed on September 15, 2021 (the “Existing September 2021 Warrants”) and January 25, 2023 (the “Existing January 2023 Warrants” and together with the Existing September 2021 Warrants, the “Existing Warrants”) to purchase up to approximately 36,362 shares of Common Stock, at a lower exercise price of (x) $50.00 per share for the Existing September 2021 Warrants and (y) $50.00 per one and one-half share for the Existing January 2023 Warrants, during the period from the date of the Inducement Agreements until December 20, 2023 (the “Inducement Deadline”). In consideration for the warrant holders’ agreement to exercise the Existing Warrants in accordance with the Inducement Agreements, the Company agreed to issue such warrant holders certain warrants as follows: (A) Series A Common Stock purchase warrants (the “Series A Warrants”) to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing September 2021 Warrants (up to 3,229 shares) (the “Series A Warrant Shares”), at an exercise price of $50.00 per Series A Warrant Share; and (B) Series B Common Stock purchase warrants (the “Series B Warrants”) to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing January 2023 Warrants (up to 55,282 shares) (the “Series B Warrant Shares”), at an exercise price of $50.00 per one and one-half Series B Warrant Share. Of the Series A Warrants, 50% are immediately exercisable and expire on the Termination Date (as defined in the Existing September 2021 Warrants) and 50% are exercisable at any time on or after the Stockholder Approval Date (as defined in the Inducement Agreements), and have a term of exercise of five and a half years from the date of the initial closing of the transactions contemplated by the Inducement Agreements. Of the Series B Warrants, 50% are immediately exercisable and expire on the Termination Date (as defined in the Existing January 2023 Warrants) and 50% are exercisable at any time on or after the Stockholder Approval Date, and have a term of exercise of five years and a half years from the date of the initial closing of the transactions contemplated by the Inducement Agreements. The Company used the proceeds from the exercise of the Existing Warrants for working capital purposes and other general corporate purposes.

During the year ended December 31, 2023, the Company determined that the decrease in exercise price of the Existing Warrants discussed above resulted in a deemed dividend. The Company determined the deemed dividend was the difference between the fair value of the Existing Warrants immediately prior to the modification of terms and the fair value of the new Series A Warrants and Series B Warrants at the time of the modification. The difference between the fair value of the warrants immediately prior to modification of terms and immediately after the modification was calculated as $0.9 million, using a Black Scholes model. This deemed dividend has been added to the net loss to arrive at net loss attributable to common stockholders on the statements of operations.

Due to the Company effecting the reverse stock split on November 18, 2024, the exercise prices and shares issuable upon exercise of such warrants have been retroactively reported in accordance with ASC 260-10-55-12, “Restatement of EPS Data”, and to reflect the adjustment to the number of shares underlying such warrants and the exercise price of such warrants in accordance with the terms thereof.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (CONTINUED)

January 2023 Offering

On January 25, 2023, the Company closed a firm commitment registered public offering (the “January Offering”) pursuant to which the Company issued (i) 211,170 shares of Common Stock and 423,400 common stock purchase warrants (exercisable for 31,755 shares of Common Stock at a purchase price of $2.13 per share), subject to certain adjustments and (ii) 137,600 pre-funded common stock purchase warrants that were exercised for 6,880 shares of Common Stock at a purchase price of $0.50 per share, subject to certain adjustments and 6,880 warrants to purchase up to an aggregate of 10,320 shares of Common Stock at a purchase price of $2.13 per share and (iii) 32,608 additional warrants to purchase up to 2,446 shares of Common Stock at a purchase price of $2.13 per share, which additional warrants were issued upon the partial exercise by the underwriters of their over-allotment option, pursuant to an underwriting agreement, dated as of January 23, 2023 between the Company and Maxim Group LLC, as representative of the underwriters. The January Offering resulted in gross proceeds to the Company of approximately $5.2 million, before deducting underwriting discounts and commissions of 7% of the gross proceeds (3.5% of the gross proceeds in the case of certain identified investors) and estimated January Offering expenses. Due to the Company effecting the reverse stock split on November 18, 2024, the exercise prices and shares issuable upon exercise of such warrants and pre-funded warrants have been retroactively reported in accordance with ASC 260-10-55-12, “Restatement of EPS Data”, and to reflect the adjustment to the number of shares underlying such warrants and pre-funded warrants and the exercise price of such warrants in accordance with the terms thereof.

As of December 31, 2024, the exercise price for warrants were subject to an adjustment due to the November 18, 2024 reverse stock split, which resulted in a new exercise price of $2.13 per warrant share.

Series C Redeemable Preferred Stock

In May 2017, the Company authorized Series C Redeemable Preferred Stock. Holders of Series C Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For each of the years ended December 31, 2024 and 2023, the Company recorded Series C Redeemable Preferred Stock dividends of $0.3 million.

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

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (CONTINUED)

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Redeemable Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Redeemable Preferred Stock as temporary equity in the balance sheets as of December 31, 2024 and 2023 until such time that events occur that indicate otherwise.

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable as of December 31, 2024 and 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2023	74,832	$986.00	3.72	$-
Outstanding and Exercisable at January 1, 2024	74,832	$986.00	3.72	$-
Issued pursuant to August 2024 Offering	5,139,810	1.75	3.75	-
Issued prefunded warrants	328,803	-	-	-
Exercise of prefunded warrants	(328,803)	-	-
Exercise of warrants	(2,614,695)	1.75	-	-
Expired warrants	(672)	6,130.24	-
Outstanding and Exercisable at December 31, 2024	2,599,276	$8.46	4.53	$-

NOTE 9 - STOCK INCENTIVE PLANS

2023 Stock Incentive Plan

On March 7, 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The aggregate maximum number of shares of common stock that may be issued under the 2023 Plan is 2,749 shares for fiscal 2023; thereafter, the maximum number is limited to 15% of the outstanding shares of common stock, calculated on the first business day of each fiscal quarter. As of December 31, 2024, the maximum number of shares of common stock that may be issued under the 2023 Plan is 71,181. Under the 2023 Plan, options which are forfeited or terminated, settled in cash in lieu of shares of common stock, or settled in a manner such that shares are not issued, will again immediately become available to be issued. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the 2023 Plan and will not again be available for issuance.

During the year ended December 31, 2024, the Company issued an aggregate of 25 stock options vesting over a period of four years to employees at an average exercise price of $25.00 per share. In addition, an aggregate of 16,626 fully vested stock options were granted under the 2023 Plan to non-employee directors at an average exercise price of $11.66 per share, in each case in consideration for services provided to the Company. The aggregate fair value of the shares issued to the directors was $0.2 million. As of December 31, 2024, the unrecognized compensation cost related to non-vested stock options was $21.7 thousand.

During the year ended December 31, 2023, the Company issued 80 stock options vesting over a period of four years to employees with an exercise price of $75.75 per share and 125 stock options vesting over a period of four years to employees with an exercise price of $73.00 per share. In addition, 396 fully vested stock options were granted to three non-employee Board directors at an exercise price of $75.75 per share and 411 fully vested stock options were granted to three non-employee Board directors at an exercise price of $73.00 per share. The aggregate fair value of the shares issued to the directors was $46 thousand.

During the year ended December 31, 2024, 352 of the Company’s stock options were forfeited by participants under the 2023 Plan. During the year ended December 31, 2023, 70 of the Company’s stock options were forfeited by participants under the 2023 Plan.

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

During the year ended December 31, 2024, the Company did not issue stock options under the 2017 SIP. During the year ended December 31, 2024, 55 of the Company’s stock options were forfeited by participants under the 2017 SIP.

During the year ended December 31, 2023, the Company issued 125 stock options vesting over four years to employees with an exercise price of $95.00 per share and a total aggregate fair value of $11 thousand. In addition, 421 fully vested stock options were granted to four non-employee Board directors at an exercise price of $95.00 per share. The aggregate fair value of the shares issued to the directors was $35 thousand.

As of December 31, 2024, the unrecognized compensation cost related to non-vested stock options was $12 thousand.

During the year ended December 31, 2023, 30 of the Company’s stock options were forfeited by participants under the 2017 SIP.

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

During the year ended December 31, 2024, the Company did not issue stock options under the 2013 LTIP. During the year ended December 31, 2024, the Company had 10 stock options forfeited under the 2013 LTIP. As of December 31, 2024, the unrecognized compensation cost related to non-vested stock options was $0.1 million.

During the year ended December 31, 2023, the Company did not issue stock options under the 2013 LTIP. During the year ended December 31, 2023, the Company had 50 stock options forfeited under the 2013 LTIP.

Stock-based Compensation Expense

Total stock-based compensation expense during 2024 and 2023 pertaining to awards under the 2023 Plan, 2017 SIP and 2013 LTIP amounted to $1.6 million for both periods.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Years Ended December 31
	2024	2023
Loss before income taxes:
United States	$(8,993,799)	$(14,860,458)
Foreign	-	-
Loss before income taxes:	$(8,993,799)	$(14,860,458)

The expense for income taxes consists of:

	Year Ended December 31,
	2024	2023
Current income tax provision
Federal	$-	$-
State	9,946	10,253
Foreign	-	-
	9,946	10,253
Deferred income tax
Federal	-	(106,387)
State	-	(213,715)
Foreign	-	-
	-	(320,102)

Total income tax provision (benefit)	$9,946	$(309,849)

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Year Ended December 31,
	2024	2023
Provision at Federal statutory rate	21.00%	21.00%
State income taxes	(0.12)%	1.07%
Other permanent tax adjustments	(2.62)%	(1.05)%
Change in valuation allowance	14.87%	(18.93)%
Attribute expirations	(27.50)%	0.00%
Series H preferred stock fair value	(3.56)%	0.00%
Prior period adjustments	(2.19)%	0.00%
Provision for income taxes	(0.12)%	2.09%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of all of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance decreased by $1.2 million for the year ended December 31, 2024, compared to the increase of $3.5 million for the year ended December 31, 2023.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (CONTINUED)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$17,061,064	$15,302,761
Tax credits	205,028	205,028
Lease liabilities	14,404	33,397
Accruals and reserves	148,784	168,603
Capital loss carryforwards	-	2,678,907
Capitalized research costs	438,127	383,233
Taxable goodwill	871,350	1,140,134
Intangible assets	556,997	523,899
Stock compensation	275,637	397,275
Fixed assets	24,461	17,451
Other	4,943	849
Total deferred tax assets before valuation allowance:	19,600,795	20,851,537
Valuation allowance	(19,587,280)	(20,819,919)
Deferred tax assets, net of valuation allowance	13,515	31,618

Deferred tax liabilities:
Right-of-use assets	(13,515)	(31,618)
Total deferred tax liabilities	(13,515)	(31,618)

Net deferred tax liability	$-	$-

As of December 31, 2024, the Company had US federal and state net operating loss (“NOLs”) carryovers of $65.6 million and $74.0 million, respectively. Federal and state NOLs generated through December 31, 2017 are available to offset future taxable income, which expire beginning in 2032. Federal NOLs generated for years starting after December 31, 2017 are available to offset future taxable income indefinitely. State NOLs generated for years starting after December 31, 2017 that are available to offset future taxable income indefinitely vary by state. In addition, the Company had tax credit carryforwards of $0.2 million at December 31, 2024 that will be available to reduce future tax liabilities. The tax credit carryforwards will begin to expire beginning in 2032.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control. The Company has not determined whether a change of control has occurred as of December 31, 2024 with respect to the NOLs and therefore no limitation under Section 382 has been computed. Management will review for such limitations before any of the LogicMark NOLs are utilized against future taxable income.

The Company has no material uncertain tax positions for any of the reporting periods presented. No interest or penalty expense was recorded during the year or has been accrued as of December 31, 2024 or 2023. The Company does not expect any material changes to any uncertain tax positions in the next twelve months. The Company has filed all of its tax returns for all prior periods through December 31, 2023, and intends to timely file the income tax returns for the period ending December 31, 2024.

The Company is subject to taxation in the United States and various states. As of December 31, 2024, the Company is not under examination by any taxing authority, however, all of the Company’s U.S. and state income tax returns remain open to examination.

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

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a new five-year lease agreement in June 2020 for new warehouse space located in Louisville, Kentucky. The Right of Use (ROU) asset value added as a result of this new lease agreement was $0.3 million. The Company’s ROU asset and lease liability accounts reflect the inclusion of this lease in the Company’s balance sheet as of December 31, 2024. The current monthly rent of $6.8 thousand increased from the amount of $6.6 thousand in September 2024 in accordance with the 3% annual increase.

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

For the year ended December 31, 2024, total operating lease cost was $78.7 thousand and is recorded in direct operating costs. Operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next three years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of December 31, 2024:

Year Ending December 31,
2025	54,400
Total future minimum lease payments	$54,400
Less imputed interest	(2,559)
Total present value of future minimum lease payments	$51,841

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of December 31, 2024
Operating lease right-of-use assets	$48,641

Other accrued expenses	$51,841

As of December 31, 2024
Weighted Average Remaining Lease Term	0.67
Weighted Average Discount Rate	13.00%

NOTE 12 – SEGMENT REPORTING

The Company’s operations are managed and reported to its Chief Executive Officer (“CEO”), Chia-Lin Simmons, the Company’s chief operating decision maker (“CODM”), on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s statements of operations, which assists the CODM to manage and evaluate the results of the business in a consolidated manner to drive efficiencies and develop uniform strategies. Accordingly, components and processes of the Company’s operations are managed centrally, including contracting with the government, capitalizing and developing new products or software, including releases, customer service, marketing, and legal affairs. Segment asset information is not used by the CODM to allocate resources or manage the business. Under this reporting structure, the Company has one reportable segment. As a single reportable segment entity, the Company’s segment performance measure is net loss attributable to common stockholders. Significant segment expenses are presented in the Company’s statements of operations.

NOTE 13 – SUBSEQUENT EVENTS

February 2025 Public Offering

On February 18, 2025 (the “Closing Date”), the Company, in connection with a best efforts public offering (the “February Offering”), sold an aggregate of (x) 2,260,000 units of the Company (the “Units”) at an offering price of $0.59 per Unit, consisting of (i) 2,260,000 shares (the “Shares”) of Common Stock, (ii) Series C warrants to purchase up to 2,260,000 shares of Common Stock (the “Series C Warrants”), and (iii) Series D warrants to purchase up to 2,260,000 shares of Common Stock (the “Series D Warrants” and, together with the Series C Warrants, the “Warrants”); and (y) 22,146,750 pre-funded units of the Company (the “Pre-Funded Units”) at an offering price $0.589 per Pre-Funded Unit, consisting of (i) pre-funded common stock purchase warrants exercisable for up to 22,146,750 shares of Common Stock at $0.001 per share (the “Pre-Funded Warrants”), (ii) Series C Warrants exercisable for up to 22,146,750 shares of Common Stock and (iii) Series D Warrants exercisable for up to 22,146,750 shares of Common Stock, pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-284135), filed by the Company with the SEC under the Securities Act, which the SEC declared effective on February 14, 2025, and (ii) the Registration Statement on Form S-1MEF (File No. 333-284997) filed by the Company with the SEC on February 14, 2025 pursuant to Rule 462(b) of the Securities Act and securities purchase agreements, each dated February 18, 2025 (the “Purchase Agreements”), between the Company and each of the purchasers signatory thereto (the “February Purchasers”). Neither the Units nor the Pre-Funded Units have stand-alone rights, are certificated or were issued as stand-alone securities. The Shares and the Warrants included in the Units, and the Pre-Funded Warrants and the Warrants included in the Pre-Funded Units, were immediately separable from one another and were issued separately in the Offering. On the Closing Date, the Company received gross proceeds of approximately $14.4 million, before deducting placement agent commissions and estimated Offering expenses. The Company has begun to use the net proceeds from the Offering for continued new product development, working capital and other general corporate purposes.

As of March 27, 2025, the February Purchasers exercised all of their February Pre-Funded Warrants for an aggregate of 22,146,750 shares of Common Stock. In addition, the exercise price for the Series C Warrants and Series D Warrants were subject to an adjustment due to the Company obtaining stockholder approval for the issuance of the underlying shares obtained on March 27, 2025, which resulted in a new exercise price of $0.118 per warrant share and the number of shares of Common Stock issuable upon exercise of such Warrants correspondingly increased to 122,033,750 shares and 183,050,625 shares for the Series C Warrants and Series D Warrants, respectively.

On March 20, 2025, the Company received a written notification from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) because the Company’s closing bid price for the Common Stock was below $1.00 per share for the prior thirty (30) consecutive business days. The Company has requested a hearing before a Nasdaq hearings panel to appeal such determination and to address compliance with the Minimum Bid Price Requirement, which hearing date has been set as April 29, 2025. While the appeal process is pending, the suspension of trading of the Common Stock will be stayed and the Common Stock will continue to trade on the Nasdaq Capital Market until the hearing process concludes and the Nasdaq hearings panel issues a written decision. If the Company does not regain compliance within any compliance period granted or is not successful in its appeal, the Common Stock may be subject to delisting.

On March 27, 2025, the Company held a special meeting of its stockholders, at which, among other actions, the Company’s stockholders approved the issuance of all shares of Common Stock upon the exercise of the Warrants, as well as the filing of a certificate of amendment to its articles of incorporation, as amended (the “Charter Amendment”), whereupon the Company filed the Charter Amendment on the same day in order to increase the number of authorized shares of the Company’s capital stock from 110,000,000 shares to 880,000,000 shares, of which 800,000,000 shares are classified as Common Stock and 80,000,000 shares are classified as “blank check” preferred stock, par value $0.0001 per share. Upon the filing of the Charter Amendment, all of the Warrants became immediately exercisable, and as of March 27, 2025, holders of Series D Warrants have exercised a portion of such warrants for an aggregate of 33,435,000 shares of Common Stock.