Form 10-Q
period 2025-03-31
LogicMark, Inc.
filed 2025-05-15
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

(502) 442-7911
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LGMK	The Nasdaq Stock Market LLC

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

As of May 14, 2025, there were 576,305,099 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LogicMark, Inc.

Form 10-Q

Table of Contents

March 31, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

LogicMark, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$8,990,036	$3,806,915
Investments	5,999,191	-
Accounts receivable, net	234,787	4,355
Inventory	689,545	1,048,963
Prepaid expenses and other current assets	572,549	476,672
Total Current Assets	16,486,108	5,336,905

Property and equipment, net	84,232	112,605
Right-of-use assets, net	30,922	48,641
Product development costs, net of amortization of $505,679 and $397,340, respectively	1,266,047	1,384,172
Software development costs, net of amortization of $600,389 and $428,803, respectively	2,220,114	2,019,090
Goodwill	3,143,662	3,143,662
Other intangible assets, net of amortization of $6,618,754 and $6,428,305, respectively	1,985,813	2,176,262
Total Assets	$25,216,898	$14,221,337

Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$962,129	$750,336
Accrued expenses	890,473	1,053,301
Deferred revenue	327,675	225,195
Total Current Liabilities	2,180,277	2,028,832
Other long-term liabilities	22,483	-
Total Liabilities	2,202,760	2,028,832

Commitments and Contingencies (Note 9)

Series C Redeemable Preferred Stock
Series C redeemable preferred stock, par value $0.0001 per share: 2,000 shares designated; 1 share issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,807,300	1,807,300

Stockholders’ Equity
Preferred stock, par value $0.0001 per share; 80,000,000 shares authorized as of March 31, 2025; 10,000,000 shares authorized as of December 31, 2024
Series F preferred stock, par value $0.0001 per share; 1,333,333 shares designated; 106,333 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively, aggregate liquidation preference of $319,000 as of March 31, 2025 and December 31, 2024, respectively	319,000	319,000
Series H preferred stock, par value $0.0001 per share; 1,000 shares designated; 0 shares issued and outstanding as of March 31, 2025 and 310 shares issued and outstanding as of December 31, 2024. Aggregate liquidation preference of $0 and $472,245 as of March 31, 2025 and December 31, 2024, respectively	-	472,245
Series I preferred stock, par value $0.0001 per share; 1,000 shares designated; 0 shares issued and outstanding as of March 31, 2025 and 310 shares issued and outstanding as of December 31, 2024	-	-
Common stock, par value $0.0001 per share; 800,000,000 shares authorized as of March 31, 2025; 100,000,000 shares authorized as of December 31, 2024; 167,359,224 and 2,397,794 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	16,737	240
Additional paid-in capital	132,226,723	118,758,356
Accumulated deficit	(111,355,622)	(109,164,636)

Total Stockholders’ Equity	21,206,838	10,385,205

Total Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity	$25,216,898	$14,221,337

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues	$2,591,824	$2,611,083
Costs of goods sold	946,597	843,865
Gross Profit	1,645,227	1,767,218

Operating Expenses
Direct operating cost	343,626	330,920
Advertising costs	174,590	152,213
Selling and marketing	517,100	587,538
Research and development	155,489	173,902
General and administrative	2,269,504	1,898,963
Other expense	49,611	83,826
Depreciation and amortization	499,425	345,551

Total Operating Expenses	4,009,345	3,572,913

Operating Loss	(2,364,118)	(1,805,695)

Other Income
Interest income	45,213	61,152
Other income	127,919	-
Total Other Income	173,132	61,152

Loss Before Income Taxes	(2,190,986)	(1,744,543)
Income tax expense	-	-
Net Loss	(2,190,986)	(1,744,543)
Preferred stock dividends	(75,000)	(75,000)
Net Loss Attributable to Common Stockholders	(2,265,986)	(1,819,543)

Net Loss Attributable to Common Stockholders Per Share - Basic and Diluted	$(0.12)	$(21.15)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	18,176,403	86,017

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2025
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2025	106,953	$791,245	2,397,794	$240	$118,758,356	$(109,164,636)	$10,385,205

Stock-based compensation expense	-	-	-	-	436,810	-	436,810

Issuance of restricted stock	-	-	186,900	19	17,503	-	17,522

Sale of common stock, warrants and pre-funded warrants pursuant to a registration statement on Form S-1	-	-	2,260,000	226	14,377,609	-	14,377,835

Fees incurred in connection with equity
offerings	-	-	-	-	(1,766,695)	-	(1,766,695)

Warrants exercised for common stock	-	-	22,146,750	2,215	19,932	-	22,147

Warrants exercised for common stock on a cashless basis	-	-	140,206,000	14,021	(14,021)	-	-

Conversion of Series H preferred stock for common stock	(310)	(472,245)	161,780	16	472,229	-	-

Redemption of Series I preferred stock	(310)	-	-	-	-	-	-

Series C preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)
					.
Net loss	-	-	-	-	-	(2,190,986)	(2,190,986)

Balance - March 31, 2025	106,333	$319,000	167,359,224	$16,737	$132,226,723	$(111,355,622)	$21,206,838

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2024	106,333	$319,000	86,017	$9	$112,947,098	$(100,160,891)	$13,105,216

Issuance of stock options for services	-	-	-	-	417,687	-	417,687

Fees incurred in connection with equity offerings	-	-	-	-	(31,738)	-	(31,738)

Series C preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	-	(1,744,543)	(1,744,543)

Balance - March 31, 2024	106,333	$319,000	86,017	$9	$113,258,047	$(101,905,434)	$11,671,622

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(2,190,986)	$(1,744,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,052	28,243
Stock-based compensation	454,332	417,687
Amortization of intangible assets	190,449	190,449
Amortization of product development costs	108,339	73,494
Amortization of software development costs	171,585	53,365
Loss on disposal of fixed assets	-	1,652
Change in unrealized gain on investments	(4,291)	-
Changes in operating assets and liabilities:
Accounts receivable	(230,432)	(245,957)
Inventory	359,418	290,580
Prepaid expenses and other current assets	(95,877)	(127,866)
Accounts payable	(361,534)	(268,777)
Accrued expenses	(206,704)	240,497
Deferred revenue	124,963	-
Net Cash Used in Operating Activities	(1,651,686)	(1,091,176)

Cash Flows from Investing Activities
Purchase of equipment and website development	-	(13,578)
Product development costs	-	(22,625)
Software development costs	(173,524)	(131,755)
Purchase of investments in government securities	(5,994,900)	-
Net Cash Used in Investing Activities	(6,168,424)	(167,958)

Cash Flows from Financing Activities
Proceeds from the sale of common stock and warrants	14,377,835	-
Fees paid in connection with equity offerings	(1,321,751)	(16,581)
Proceeds from exercise of warrants for common stock	22,147	-
Series C redeemable preferred stock dividends	(75,000)	(75,000)
Net Cash Provided by (Used in) Financing Activities	13,003,231	(91,581)
Net Increase (Decrease) in Cash and Cash Equivalents	5,183,121	(1,350,715)
Cash and Cash Equivalents - Beginning of Period	3,806,915	6,398,164
Cash and Cash Equivalents - End of Period	$8,990,036	$5,047,449

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Series H preferred stock conversion to common stock	$472,245	$-
Website development costs included in accounts payable	680	-
Fees in connection with offering costs included in accounts payable and accrued expenses	444,944	15,175
Product development costs included in accounts payable and accrued expenses	-	57,369
Software development costs included in accounts payable and accrued expenses	189,298	127,155

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

LogicMark, Inc. (“LogicMark,” the “Company,” or “we”) was incorporated in the State of Delaware on February 8, 2012 and was reincorporated in the State of Nevada on June 1, 2023. LogicMark operates its business in one segment and provides personal emergency response systems (“PERS”), health communications devices, and Internet of Things technology that creates a connected care platform. The Company’s devices give people the ability to receive care at home and confidence to age independently. LogicMark revolutionized the PERS industry by incorporating two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a price point everyday consumers could afford. The PERS technologies are sold direct-to-consumer through the Company’s eCommerce platform, to retailers and resellers, and to the United States Veterans Health Administration (“VHA”).

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $2.4 million, a net loss of $2.2 million, and negative free cash flow of $7.8 million for the three months ended March 31, 2025. As of March 31, 2025, the Company had cash and cash equivalents of $9.0 million and $6.0 million invested in government securities. As of March 31, 2025, the Company had working capital of $14.3 million compared to working capital as of December 31, 2024 of $3.3 million.

Given the Company’s cash position as of March 31, 2025 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of at least one year following the date of this filing. The Company may also raise funds through equity or debt offerings in the future to further accelerate the execution of its long-term strategic plan to develop and commercialize its core products and to fulfill its product development efforts.

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, considered necessary for a fair statement of results of operations, financial position, stockholders’ equity, and cash flows. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025.

Net loss per share and share data for the three months ended March 31, 2024 have been retroactively adjusted to reflect the 1-for-25 reverse stock split that occurred on November 18, 2024. See Note 7.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE CONDENSED FINANCIAL STATEMENTS

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions, including those related to stock-based compensation, income taxes, allowance for doubtful accounts, long-lived assets, and inventories, and other matters that affect the condensed financial statements and disclosures. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. The Company had cash equivalents of $8.0 million and $4.3 million as of March 31, 2025 and December 31, 2024, respectively.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents balances in large well-established financial institutions located in the United States. At times, the Company’s cash balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits.

REVENUE RECOGNITION

We enter into contracts with customers that may include combinations of product and subscription services, resulting in arrangements containing multiple performance obligations. The Company’s revenues consist of product sales to either end customers, to resellers or direct bulk sales to the VHA. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the title of the product, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payments are mostly prepaid, or in limited cases, due net 30 days after the invoice date. The majority of prepaid contracts are with the VHA, which consists of the majority of the Company’s revenues. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates, or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when title transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfillment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board shipping point, or (ii) when the product arrives at its destination.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In cases where the Company enters into contracts with customers that contain multiple performance obligations for product and subscription services, we allocate the transaction price for the contract among the performance obligations on a relative standalone selling price (“SSP”) basis, which is generally not directly observable and requires the Company to estimate SSP based on management judgment by considering available data such as internal margin objectives, pricing strategies, as well as other observable inputs. Subscription services revenue in these cases are recognized over time.

During the year ended December 31, 2024, the Company released new offerings by leasing products coupled with monthly subscription services. We account for the revenue from our lease contracts by utilizing the single component accounting policy. This policy requires the Company to account for, by class of underlying asset, the lease component and non-lease component(s) associated with each lease as a single component if two criteria are met: (1) the timing and pattern of the lease component and the non-lease component are the same and (2) the lease component would be classified as an operating lease, if accounted for separately. The Company has determined that its leased product meets the criteria to be operating leases and has the same timing and pattern of transfer as its monthly subscription services. The Company has elected the lessor practical expedient within Accounting Standards Codification (“ASC”) 842, Leases and recognizes, measures, presents, and discloses the revenue for the new offering based upon the predominant component, either the lease or non-lease component. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers for its leased products for which it has estimated that the non-lease components of the new offering are the predominant component of the contract.

For the three months ended March 31, 2025, the Company’s sales recognized over time was $83.4 thousand. For the three months ended March 31, 2024, the Company’s sales recognized over time were immaterial.

SALES TO DEALERS AND RESELLERS

The Company maintains a reserve for unprocessed and estimated future price adjustments, claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. These reserves were not material as of March 31, 2025 and December 31, 2024.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in cost of goods sold and were $67.5 thousand for the three months ended March 31, 2025 and $66.5 thousand for the three months ended March 31, 2024.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE - NET

For the three months ended March 31, 2025 and 2024, the Company’s revenues were primarily the result of shipments to VHA hospitals and clinics, which are made in most cases on a prepaid basis. The Company also sells its products to dealers and resellers, typically providing customers with modest trade credit terms. Sales made to dealers and resellers are done with limited rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the accounts receivable allowance for credit losses as necessary whenever events or circumstances indicate the carrying value may not be recoverable. As of March 31, 2025 and December 31, 2024, the allowance for credit losses was immaterial.

DEFERRED REVENUE

Deferred revenue is recorded when the amounts invoiced to customers are in excess of revenue that can be recognized because performance obligations have not been satisfied, and control of the promised product or subscription services has not been transferred to the customer. Deferred revenue largely represents amounts invoiced in advance for subscription services, where revenue cannot be recognized yet.

March 31,
2025
Deferred Revenue
Current	$327,675
Non-current	22,483
Total	$350,158

The Company recognized sales of $57.5 thousand for the three months ended March 31, 2025, that was included in the deferred revenue balance as of December 31, 2024.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the first-in, first-out method.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of March 31, 2025, inventory comprised $0.7 million in finished goods on hand. As of December 31, 2024, inventory comprised $1.1 million in finished goods on hand.

The Company is required to partially prepay for inventory with certain vendors. As of March 31, 2025 and December 31, 2024, $0.3 million of prepayments were made for inventory and are included in prepaid expenses and other current assets on the balance sheet, respectively.

LONG-LIVED ASSETS

Long-lived assets, such as property and equipment, and other intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When indicators exist, the Company tests for the impairment of the definite-lived assets based on the undiscounted future cash flow the assets are expected to generate over their remaining useful lives, compared to the carrying value of the assets. If the carrying amount of the assets is determined not to be recoverable, a write-down to fair value is recorded. Management estimates future cash flows using assumptions about expected future operating performance. Management’s estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to the Company’s business operations.

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

GOODWILL

Goodwill is reviewed annually in the fourth quarter, or when circumstances indicate that an impairment may have occurred. The Company first performs a qualitative assessment of goodwill impairment, which considers factors such as market conditions, performance compared to forecast, business outlook and unusual events. If the qualitative assessment indicates a possible goodwill impairment, goodwill is then quantitatively tested for impairment. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. If a quantitative goodwill impairment test is required, the fair value is determined using a variety of assumptions including estimated future cash flows using applicable discount rates (income approach), comparisons to other similar companies (market approach), and an adjusted balance sheet approach. As of March 31, 2025 and December 31, 2024, no indicators of impairment were noted.

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark LLC in 2016, the former subsidiary that was merged with and into the Company, and are included in other intangible assets in the Company’s condensed balance sheets as of March 31, 2025 and December 31, 2024.

As of March 31, 2025, the other intangible assets are composed of patents of $0.9 million; trademarks of $0.7 million; and customer relationships of $0.4 million. As of December 31, 2024, the other intangible assets are composed of patents of $0.9 million; trademarks of $0.7 million; and customer relationships of $0.5 million. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years, 20 years, and 10 years, respectively. During the three months ended March 31, 2025 and 2024, the Company had amortization expense of $0.2 million, respectively.

Amortization expense is estimated to be approximately $0.6 million for fiscal year 2025, $0.6 million for fiscal year 2026, $0.3 million for fiscal year 2027, $63 thousand for fiscal year 2028 and approximately $0.5 million thereafter.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests or becomes non-forfeitable. Stock-based compensation charges are amortized over the vesting period or as earned. Stock-based compensation is recorded in the same component of operating expenses as if it were paid in cash.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Basic net loss attributable to common stockholders per share was computed using the weighted average number of shares of common stock, par value $0.0001 per share (“Common Stock”), outstanding. Diluted net loss applicable to common stockholders per share (“Diluted net loss per share”) includes the effect of diluted Common Stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 137,048 shares of Common Stock and warrants to purchase 295,423,251 shares of Common Stock as of March 31, 2025, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 5,194 shares of Common Stock and warrants to purchase 74,656 shares of Common Stock as of March 31, 2024, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

RESEARCH AND DEVELOPMENT AND PRODUCT AND SOFTWARE DEVELOPMENT COSTS

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and hardware development firms. The Company expenses all research and development costs as incurred until technological feasibility has been established for the product. Once technological feasibility is established, development costs including software and hardware design are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. For the three months ended March 31, 2025, the Company did not capitalize costs for product development and capitalized $0.4 million software development costs. For the three months ended March 31, 2024, the Company capitalized $0.1 million and $0.3 million in product development costs and software development costs, respectively. Amortization of these costs was on a straight-line basis over three years and amounted to approximately $0.1 million and $0.2 million for product development and software development, respectively, for the three months ended March 31, 2025. Amortization expense amounted to approximately $0.1 million and $0.2 million for product development and software development, respectively, for the three months ended March 31, 2024.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements – Not Yet Adopted

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
Salaries, payroll taxes and vacation	$266,449	$201,691
Merchant card fees	16,729	15,728
Professional fees	193,709	140,150
Management incentives	150,000	420,000
Lease liability	32,922	51,841
Development costs	2,000	8,000
Other	228,664	215,891
Totals	$890,473	$1,053,301

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUE MEASUREMENTS

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

Assets measured at fair value on a recurring basis were as follows:

	March 31, 2025			December 31, 2024
	Fair Value Measurement			Fair Value Measurement
			Total			Total
	Level 1	Level 2	Balance	Level 1	Level 2	Balance
Cash equivalents	$8,024,637	$-	$8,024,637	$2,719,866	$-	$2,719,866
U.S. government securities	-	5,999,191	5,999,191	-	-	-
Totals	$8,024,637	$5,999,191	$14,023,828	$2,719,866	$-	$2,719,866

NOTE 7 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK

February 2025 Public Offering

On February 18, 2025 (the “Closing Date”), the Company, in connection with a best efforts public offering (the “February Offering”), sold an aggregate of (x) 2,260,000 units of the Company (the “Units”) at an offering price of $0.59 per Unit, consisting of (i) 2,260,000 shares of Common Stock, (ii) Series C warrants (the “Series C Warrants”) to purchase up to 2,260,000 shares of Common Stock, and (iii) Series D warrants (the “Series D Warrants”) to purchase up to 2,260,000 shares of Common Stock; and (y) 22,146,750 pre-funded units of the Company (the “Pre-Funded Units”) at an offering price $0.589 per Pre-Funded Unit, consisting of (i) pre-funded common stock purchase warrants exercisable for up to 22,146,750 shares of Common Stock at $0.001 per share (the “Pre-Funded Warrants”), (ii) Series C Warrants exercisable for up to 22,146,750 shares of Common Stock and (iii) Series D Warrants exercisable for up to 22,146,750 shares of Common Stock, pursuant to (a) the Company’s registration statement on Form S-1, as amended (File No. 333-284135), filed by the Company with the SEC under the Securities Act, which the SEC declared effective on February 14, 2025, (b) the Registration Statement on Form S-1MEF (File No. 333-284997), filed by the Company with the SEC on February 14, 2025 pursuant to Rule 462(b) of the Securities Act, and (c) securities purchase agreements, each dated February 18, 2025, between the Company and each of the purchasers signatory thereto (the “February Purchasers”). The Series D Warrants can be exercised on an alternate cashless basis which would result in holders receiving three (3) times the number of Common Stock if such election is made. On the Closing Date, the Company received gross proceeds of approximately $14.4 million, before deducting placement agent commissions and estimated February Offering expenses. The Company has begun to use the net proceeds from the February Offering for additional sales and marketing investments, working capital and other general corporate purposes.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

As of March 31, 2025, the February Purchasers exercised all of their Pre-Funded Warrants for an aggregate of 22,146,750 shares of Common Stock. In addition, the exercise price for the Series C Warrants and Series D Warrants were subject to an adjustment due to the Company obtaining stockholder approval for the issuance of the underlying shares on March 27, 2025, which resulted in a new exercise price of $0.118 per warrant share and the number of shares of Common Stock issuable upon a cash exercise of such Warrants correspondingly increased to 122,033,750 shares and 183,050,625 shares for the Series C Warrants and Series D Warrants, respectively. As of March 31, 2025, the February Purchasers received 140,206,000 shares of Common Stock from the exercise of some of the Series D Warrants on an alternative cashless basis. As of March 31, 2025, 136,315,293 shares of Series D Warrants remained outstanding.

November 2024 Reverse stock split

On November 18, 2024, the Company effected a 1-for-25 reverse split of its outstanding shares of Common Stock and shares of its Series C non-convertible voting preferred stock, par value $0.0001 per share (the “Series C Redeemable Preferred Stock”). As a result of the reverse splits, each 25 pre-split shares of Common Stock outstanding and each 25 pre-split shares of Series C Redeemable Preferred Stock outstanding were automatically exchanged for one new share of each without any action on the part of the holders. The number of outstanding shares of Common Stock was reduced from approximately 11,863,537 shares to approximately 474,541 shares, and the number of outstanding shares of Series C Redeemable Preferred Stock was reduced from 10 shares to 1 share. 175 shares of Common Stock were issued as a result of the treatment of fractional shares in connection with this reverse stock split, which rounded up outstanding post-split shares to the nearest whole number. The reverse stock split did not affect the total number of shares of capital stock, including Series C Redeemable Preferred Stock, that the Company is authorized to issue.

Net loss per share and all share data as of and for the three months ended March 31, 2024 have been retroactively adjusted to reflect the reverse stock splits in accordance with ASC 260-10-55-12, “Restatement of EPS Data”.

Settlement Agreements and Issuance of New Preferred Stock

On November 13, 2024, the Company entered into settlement and release agreements (the “Settlement Agreements”) with the current and former holders (the “Series B Holders”) of the Company’s Series B warrants to purchase Common Stock (the “Series B Warrants”), issued in the August Offering (as defined below), pursuant which on such date all remaining Series B Warrants were exercised and the Series B Holders waived and released the Company from certain claims in connection with the exercise thereof and in exchange the Company agreed to issue the New Preferred Stock (as defined below).

In connection with the Settlement Agreements, on November 13, 2024, the Company filed with the Secretary of State of the State of Nevada (the “Nevada Secretary of State”): (i) a Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Non-Voting Preferred Stock (the “Series H Certificate of Designation”) to designate 1,000 shares of the Company’s authorized and unissued preferred stock as Series H Convertible Non-Voting Preferred Stock, $0.0001 par value per share (the “Series H Preferred Stock”); and (ii) a Certificate of Designation of Preferences, Rights and Limitations of Series I Non-Convertible Voting Preferred Stock (the “Series I Certificate of Designation,” and together with the Series H Certificate of Designation, the “Certificates of Designation”) to designate 1,000 shares of the Company’s authorized and unissued preferred stock as Series I Non-Convertible Voting Preferred Stock, $0.0001 par value per share (the “Series I Preferred Stock”, and together with the Series H Preferred Stock, the “New Preferred Stock”). Each Certificate of Designation became effective upon its filing with the Nevada Secretary of State, and establishes the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the applicable New Preferred Stock.

Pursuant to the Settlement Agreements, on November 14, 2024, the Company issued to the Series B Holders (i) an aggregate of 1,000 shares of Series H Preferred Stock, which are convertible at the option of the Series B Holder into shares of Common Stock (the “Conversion Shares”) at an initial conversion price of $11.64, and (ii) an aggregate of 1,000 shares of Series I Preferred Stock, each share of which entitles the holder thereof to two (2) votes on all matters submitted to a vote of the stockholders of the Company. The Series I Preferred Stock will be automatically redeemed for no consideration upon the redemption, conversion or sale of shares of Series H Preferred Stock on a one for one basis. The shares of Series H Preferred Stock have a stated value of $1,000 and are initially convertible into approximately 85,948 shares of Common Stock in the aggregate. The conversion price of the Series H Preferred Stock would reset on the fifth trading day following the effective date of the Company’s next reverse stock split of its shares of Common Stock to the greater of (i) the lowest volume weighted average price of the Common Stock during the five trading days immediately preceding the reset date and (ii) the floor price of $4.4625. The Company completed a fair value assessment of the Series H Preferred Stock and Series I Preferred Stock, as of November 14, 2024, using an option pricing method to allocate the fair value of Series H Preferred Stock and Series I Preferred Stock-based on the total equity value of the Company. Based on the fair value assessment, the Company determined that the Series H Preferred Stock had a fair value of $1.5 million and was recorded as a non-operating expense in the statement of operations.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

As of December 31, 2024, the conversion price of the Series H Preferred Stock was subject to an adjustment due to the November 18, 2024 reverse stock split, which resulted in a new conversion price of $1.75 per share of Series H Preferred Stock. As of December 31, 2024, 690 shares of Series H Preferred Stock were converted into 361,781 shares of Common Stock and 690 shares of Series I Preferred Stock were redeemed upon the conversion of such shares of Series H Preferred Stock. As of March 31, 2025, the remaining 310 shares of Series H Preferred Stock were converted into 161,780 shares of Common Stock and the remaining 310 shares of Series I Preferred Stock were redeemed upon the conversion of such shares of Series H Preferred Stock.

Also pursuant to the Settlement Agreements, on the issuance date of the New Preferred Stock, the Company entered into registration rights agreements with the Series B Holders pursuant to which the Company agreed to register the resale of the Conversion Shares. The Company was required to prepare and file the resale registration statement with the SEC no later than the 30th calendar day following the date of the issuance of the New Preferred Stock and to use its best efforts to have such registration statement declared effective within 60 calendar days after such date, subject to certain exceptions. A registration statement on Form S-3 (File No.333-283821) registering the resale of the Conversion Shares was initially filed by the Company with the SEC on December 13, 2024 and was declared effective by the SEC on December 27, 2024.

Rights Agreement

On November 1, 2024, the Company entered into a rights agreement with Nevada Agency and Transfer Company, as rights agent (the “Rights Agreement”). Pursuant to the Rights Agreement, in the event that a person or entity or group thereof becomes the Beneficial Owner (as defined in the Rights Agreement) of at least fifteen percent (15%) of the outstanding shares of Common Stock (an “Acquiring Person”), each holder of Common Stock as of the close of business on November 1, 2024 will be entitled to receive on the Distribution Date (as defined below) a dividend of one right for each share of Common Stock owned by such holder (each, a “Right”), with each Right exercisable for one one-hundredth of a share of the Company’s Series G Non-Convertible Voting Preferred Stock, $0.0001 par value per share (the “Series G Preferred Stock”), at a price of $1.25 per one-hundredth of a share, subject to adjustment as set forth in the Rights Agreement. The Rights are not exercisable until the earlier of: (1) the first date of public announcement by the Company or by an Acquiring Person of such acquisition of beneficial ownership of 15% or more of the outstanding Common Stock without the prior approval of the board of directors (the “Board”) or such earlier date as a majority of the Board shall become aware of the existence of an Acquiring Person, or (2) the tenth business day (subject to extension by the Board) following the commencement of, or public announcement of an intention to commence, a tender or exchange offer which would result in the beneficial ownership of 15% or more of the outstanding Common Stock (the “Distribution Date”). The Rights will expire upon the earlier of (i) November 1, 2027, unless otherwise extended by the Company’s stockholders or (ii) redemption or exchange by the Company.

On November 1, 2024, in connection with the Rights Agreement, the Company filed a Certificate of Designation, Preferences, and Rights of Series G Non-Convertible Voting Preferred Stock (the “Series G Certificate of Designation”) with the Nevada Secretary of State. The Series G Certificate of Designation authorized 1,000,000 shares of the Series G Preferred Stock. Each share of Series G Preferred Stock entitles the holder to cast four votes on all matters submitted to stockholders to vote and the Series G Preferred Stockholders will vote together as one class with the holders of Common Stock on any such matters. The Series G Preferred Stock purchasable upon exercise of the Rights are non-convertible and non-redeemable (except as provided in the Series G Certificate of Designation) and junior to any other series of preferred stock the Company has issued or may issue (unless otherwise provided in the terms of such other series). In the event of liquidation of the Company, the holders of Series G Preferred Stock will receive a preferred liquidation payment equal to the greater of $125.00 per share or an amount per share equal to four times the aggregate payment to be distributed per share of Common Stock.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

August 2024 Public Offering

On August 5, 2024, the Company, in connection with a best efforts public offering (the “August Offering”), sold to certain purchasers an aggregate of (x) 57,997 units of the Company (the “August Units”) at an offering price of $11.64 per August Unit, consisting of (i) 57,997 shares of Common Stock, (ii) 57,997 of the Company’s Series A warrants to purchase up to 57,997 shares of Common Stock at an exercise price of $11.64 per share (the “Series A Warrants”), and (iii) 57,997 Series B Warrants to purchase up to 57,997 shares of Common Stock at an exercise price of $11.64 per share; and (y) 328,803 pre-funded units of the Company (the “August Pre-Funded Units”) at an offering price $11.61 per August Pre-Funded Unit, consisting of (i) 328,803 pre-funded common stock purchase warrants exercisable for up to 328,803 shares of Common Stock at $0.001 per share, (the “August Pre-Funded Warrants”), (ii) 328,803 Series A Warrants and (iii) 328,803 Series B Warrants, pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-279133), declared effective by the SEC on August 1, 2024 and those certain securities purchase agreements, dated August 2, 2024, between the Company and each of the purchasers signatory thereto (the “Purchasers”). The Series B Warrants can be exercised on an alternate cashless basis which would result in holders receiving four (4) times the number of Common Stock if such election is made. On the closing date of the August Offering, the Company received gross proceeds of approximately $4.5 million, before deducting placement agent commissions and estimated August Offering expenses. The Company used the net proceeds from the August Offering to increase our investment in sales and marketing, working capital and other general corporate purposes.

As of December 31, 2024, the Purchasers exercised their August Pre-Funded Warrants for an aggregate of 328,803 shares of Common Stock, certain Purchasers exercised their Series B Warrants for an aggregate of 1,526,573 shares of Common Stock on an alternate cashless basis and certain Purchasers exercised their Series A Warrants for an aggregate of 34,761 shares of Common Stock. As of December 31, 2024, the exercise price and warrant shares of the Series A Warrants and Series B Warrants were subject to an adjustment due to the November 18, 2024 reverse stock split, which resulted in a new exercise price of $1.75 per warrant share and an aggregate of 2,525,115 shares of Common Stock underlying the Series A Warrants and Series B Warrants deemed outstanding. As of March 31, 2025, the exercise price and warrant shares of the Series A Warrants were subject to an adjustment due to the February Offering, which resulted in a new exercise price of $0.118 per warrant share and an aggregate of 36,965,965 shares of Common Stock underlying the Series A Warrants deemed outstanding. As of March 31, 2025, 34,261 shares of Series B Warrants remained outstanding.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

Series C Redeemable Preferred Stock

In May 2017, the Company authorized the Series C Redeemable Preferred Stock. Holders of Series C Redeemable Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For each of the three months ended March 31, 2025 and March 31, 2024, the Company recorded Series C Redeemable Preferred Stock dividends of $75 thousand.

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

The holder of the Series C Redeemable Preferred Stock is entitled to vote on any matter submitted to the stockholders of the Company for a vote. One share of Series C Redeemable Preferred Stock carries the same voting rights as one share of Common Stock.

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Redeemable Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Redeemable Preferred Stock as temporary equity in the balance sheets as of March 31, 2025 and December 31, 2024 until such time that events occur that indicate otherwise.

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable as of March 31, 2025 and December 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding and exercisable at January 1, 2025	2,599,276	$8.46	4.53	$-
Issued in connection with February Offering	339,559,308	0.12	3.75	-
Issued pre-funded warrants	22,146,750	-	-	-
Exercise of pre-funded warrants	(22,146,750)	-	-	-
Exercise of Series D Warrants from February Offering	(46,735,333)	0.12	-	-
Outstanding and exercisable at March 31, 2025	295,423,251	$0.18	3.66	$-

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - STOCK INCENTIVE PLANS

2023 Stock Incentive Plan

On March 7, 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The aggregate maximum number of shares of Common Stock that may be issued under the 2023 Plan was 68,723 shares for the 2023 fiscal year; thereafter, the maximum number is limited to 15% of the outstanding shares of Common Stock, calculated on the first business day of each fiscal quarter. As of March 31, 2025, the maximum number of shares of Common Stock that may be issued under the 2023 Plan is 359,669. Under the 2023 Plan, options which are forfeited or terminated, settled in cash in lieu of shares of Common Stock, or settled in a manner such that shares are not issued, will again immediately become available to be issued. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the 2023 Plan and will not again be available for issuance.

Stock Options

During the three months ended March 31, 2025, the Company issued 93,000 stock options vesting over a period of four years to employees with an exercise price of $1.50 per share. In addition, 26,668 fully vested stock options were granted to four non-employee directors at an exercise price of $1.50 per share. The aggregate fair value of the shares issued to the directors was $39.3 thousand. As of March 31, 2025, the unrecognized compensation cost related to non-vested stock options was $0.6 million.

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

During the three months ended March 31, 2025, 500 stock options were forfeited by participants and 650 stock options were cancelled under the 2023 Plan. During the three months ended March 31, 2024, 1,125 stock options were forfeited by participants under the 2023 Plan.

Restricted Stock

During the three months ended March 31, 2025, the Company granted 186,900 shares of restricted Common Stock under the 2023 Plan to five employees and consultants, in accordance with the terms of the applicable employment and consulting agreements with the Company. Such shares vest over four years commencing on January 2, 2025, with a quarter to vest on the anniversary of the grant, and thereafter in quarterly amounts until the entire award has vested, so long as each remains in the service of the Company. The fair value of restricted stock granted was $0.3 million and the unamortized compensation cost as of March 31, 2025, related to all outstanding restricted stock was $0.4 million.

A summary of restricted stock awards is as follows:

Number of
Shares of Restricted Stock

Unvested balance at January 1, 2025	3,902
Granted	186,900
Vested	(12,037)
Unvested balance at March 31, 2025	178,765

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - STOCK INCENTIVE PLANS (CONTINUED)

2017 Stock Incentive Plan

On August 24, 2017, the Company’s stockholders approved the 2017 Stock Incentive Plan (“2017 SIP”). The aggregate maximum number of shares of Common Stock that were issuable under the 2017 SIP was limited to 10% of the outstanding shares of Common Stock, calculated on the first business day of each fiscal year. Under the 2017 SIP, options that had been forfeited or terminated, settled in cash in lieu of shares of Common Stock, or settled in a manner such that shares were not issued, would immediately become available to be issued again. If shares of Common Stock were withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock would have been treated as shares that have been issued under the 2017 SIP and would not have been available for issuance again. On March 7, 2023, the 2017 SIP was terminated upon the approval of the 2023 Plan at the Company’s special meeting of stockholders.

Stock Options

During the three months ended March 31, 2025 and 2024, the Company did not issue any stock options under the 2017 SIP.

During the three months ended March 31, 2025, 150 stock options were cancelled under the 2017 SIP. During the three months ended March 31, 2024, 1,000 stock options were forfeited by participants under the 2017 SIP.

Restricted Stock

During the three months ended March 31, 2025 and 2024, the Company did not issue any restricted stock awards under the 2017 SIP. The unamortized compensation cost as of March 31, 2025, related to all outstanding restricted stock was $96.4 thousand.

A summary of restricted stock awards is as follows:

Number of
Shares of Restricted Stock

Unvested balance at January 1, 2025	202
Granted	-
Vested	(67)
Unvested balance at March 31, 2025	135

2013 Long-Term Stock Incentive Plan

On January 4, 2013, the Company’s stockholders approved the Company’s Long-Term Stock Incentive Plan (“2013 LTIP”). The maximum number of shares of Common Stock that were issuable under the 2013 LTIP, including stock awards, stock issued to the Company’s Board, and stock appreciation rights, was limited to 10% of the outstanding shares of Common Stock, calculated on the first business day of any fiscal year. The 2013 LTIP expired in accordance with its terms on January 3, 2023.

During the three months ended March 31, 2025 and 2024, the Company did not issue any stock options under the 2013 LTIP.

During the three months ended March 31, 2025, 330 stock options were cancelled under the 2013 LTIP. During the three months ended March 31, 2024, no stock options were forfeited by participants under the 2013 LTIP.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - STOCK INCENTIVE PLANS (CONTINUED)

Stock Option Modification

During the three months ended March 31, 2025, the Company cancelled 1,130 outstanding stock options under the 2023 Plan, the 2017 SIP and the 2013 LTIP and granted new stock options under the 2023 Plan which resulted in a new exercise price of $1.50 per share and the issuance of 87,000 stock options. The new stock options continue to vest based on the original vesting schedule that had been attributable to the cancelled stock options. This resulted in an incremental stock-based compensation expense of $69.4 thousand recorded as of the modification date.

Stock-based Compensation Expense

Total stock-based compensation expense during the three months ended March 31, 2025 pertaining to awards under the 2023 Plan amounted to $0.5 million. Total stock-based compensation expense during the three months ended March 31, 2024 pertaining to awards under the 2023 Plan, the 2017 SIP and the 2013 LTIP amounted to $0.4 million.

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

COMMITMENTS

The Company leases warehouse space and equipment, in the U.S., which are classified as operating leases expiring at various dates. The Company determines if an arrangement qualifies as a lease at the lease inception. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate lease is for a fulfillment center, with a lease term of 5 years expiring in August 2025. The Company has elected to account for the lease and non-lease components (insurance and property taxes) as a single lease component for its real estate leases. Lease payments, which includes lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a new five-year lease agreement in June 2020 for new warehouse space located in Louisville, Kentucky. The Right of Use (“ROU”) asset value added as a result of this new lease agreement was $0.3 million. The Company’s ROU asset and lease liability accounts reflect the inclusion of this lease in the Company’s balance sheet as of March 31, 2025 and December 31, 2024. The current monthly rent of $6.8 thousand increased from $6.6 thousand in September 2024 in accordance with the 3% annual increase.

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the three months ended March 31, 2025, total operating lease cost was $19.2 thousand and was recorded in direct operating costs. Operating lease cost for the three months ended March 31, 2024 amounted to $19.2 thousand and was recorded in direct operating costs. Operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next three years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of March 31, 2025:

Year Ending December 31,
2025	34,000
Total future minimum lease payments	$34,000
Less imputed interest	(1,078)
Total present value of future minimum lease payments	$32,922

As of March 31, 2025
Operating lease right-of-use assets	$30,922

Accrued expenses	$32,922

As of March 31, 2025

Weighted Average Remaining Lease Term	0.42
Weighted Average Discount Rate	13.00%

NOTE 10 – SEGMENT REPORTING

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

NOTE 11 – SUBSEQUENT EVENTS

As of May 15, 2025, the February Purchasers received 408,945,879 shares of Common Stock from the exercise of the remaining Series D Warrants on an alternative cashless basis.

On May 2, 2025, the Company received a written notification (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) stating that based on its review of the Company’s SEC filings, the Staff has determined to delist the Common Stock, pursuant to its discretionary authority under Nasdaq Listing Rule 5101. Specifically, as set forth in the Notice, the Staff determined that the Company’s issuance of securities in connection with the February Offering, particularly the Series D Warrants exercisable on an alternate cashless exercise basis as described in the Company’s SEC filings, arguably, according to the Staff raised public interest concerns because the issuance of a large number of shares of Common Stock upon the exercise of such Series D Warrants resulted in substantial dilution for the Company’s shareholders. Accordingly, as set forth in the Notice, this matter serves as an additional basis for delisting the Common Stock from the Nasdaq Capital Market.

The Notice also provides that the Nasdaq Hearings Panel (the “Panel”) will consider this matter in rendering a determination regarding the Company’s continued listing on the Nasdaq Capital Market and that the Company may present its views with respect to this additional deficiency no later than May 9, 2025. The Company believes that it complied with all applicable and published SEC and Nasdaq rules and regulations in connection with the February Offering and that the Staff’s reliance on Nasdaq Listing Rule 5101 to delist the Common Stock raises significant due process concerns. The Company is committed to taking all necessary and appropriate actions that may be required in order to regain compliance with Nasdaq’s listing standards and submitted a response to the Panel on May 9, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2025 should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (this “Form 10-Q”). This discussion and other disclosure in this Form 10-Q contain forward-looking statements and information relating to our business, including without limitation those related to current and future compliance with the listing requirements of The Nasdaq Stock Market LLC, that reflect our current views and assumptions concerning future events and is subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform to these statements to actual results.

Overview

LogicMark, Inc. provides PERS, health communications devices, and Internet of Things technology that creates a connected care platform. The Company’s devices provide people with the ability to receive care at home and age independently and to check, manage and monitor a loved one’s health and safety remotely. The Company’s PERS devices incorporate two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a consumer-friendly price point aimed at everyday consumers. The Company is focused on modernizing remote monitoring to help people stay safe and live independently longer. The PERS technologies, as well as other personal safety devices, are sold direct to consumer through dealers and resellers, the Company’s eCommerce website (logicmark.com) and Amazon.com, as well as directly to the United States Veterans Health Administration. The Company was awarded a contract by the U.S. General Services Administration that enables the Company to distribute its products to federal, state, and local governments.

Recent Developments

Delisting Notification

On May 2, 2025, the Company received a written notification from the Nasdaq Staff stating that based on its review of the Company’s SEC filings, the Staff has determined to delist the Common Stock, pursuant to its discretionary authority under Nasdaq Listing Rule 5101. Specifically, as set forth in the Notice, the Staff determined that the Company’s issuance of securities in connection with its February Offering, particularly the Series D Warrants exercisable on an alternate cashless exercise basis as described in the Company’s SEC filings, arguably, according to the Staff raised public interest concerns because the issuance of a large number of shares of Common Stock upon the exercise of such Series D Warrants resulted in substantial dilution for the Company’s shareholders. Accordingly, as set forth in the Notice, this matter serves as an additional basis for delisting the Common Stock from the Nasdaq Capital Market.

The Notice also provides that the Panel will consider this matter in rendering a determination regarding the Company’s continued listing on the Nasdaq Capital Market and that the Company may present its views with respect to this additional deficiency no later than May 9, 2025. The Company believes that it complied with all applicable and published SEC and Nasdaq rules and regulations in connection with the February Offering and that the Staff’s reliance on Nasdaq Listing Rule 5101 to delist the Common Stock raises significant due process concerns. The Company is committed to taking all necessary and appropriate actions that may be required in order to regain compliance with Nasdaq’s listing standards and submitted a response to the Panel on May 9, 2025.

Board and Committee Changes

On April 28, 2025, the Company announced Carine Schneider as the new Chair of the Board, John Pettitt as the new Chair of the Board’s nomination and corporate governance committee, and Robert Curtis as the new Chair of the Board’s compensation committee.

Results of Operations

Three months ended March 31, 2025, compared with the three months ended March 31, 2024.

Revenue, Cost of Goods Sold, and Gross Profit

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Revenue	$2,591,824	$2,611,083	$(19,259)	(1)%
Cost of Goods Sold	946,597	843,865	$102,732	12%
Gross Profit	$1,645,227	$1,767,218	$(121,991)	(7)%
Profit Margin	63%	68%

We experienced a 1% decrease in revenue for the three months ended March 31, 2025 as compared to the same period ended March 31, 2024. The primary decrease in revenue was due to lower sales of our legacy hardware offset by an increase in sales of our Freedom Alert Mini, which we began selling in 2024.

Gross profit margin was 63% for the three months ended March 31, 2025, down from 68% for the three months ended March 31, 2024, as a result of an increase in costs for monitoring services in connection with our monitored hardware, which had an initial lower margin.

Operating Expenses

	Three Months Ended
	March 31,
Operating Expenses	2025	2024	$ Change	% Change
Direct operating cost	$343,626	$330,920	$12,706	4%
Advertising costs	174,590	152,213	$22,377	15%
Selling and marketing	517,100	587,538	$(70,438)	(12)%
Research and development	155,489	173,902	$(18,413)	(11)%
General and administrative	2,269,504	1,898,963	$370,541	20%
Other expense	49,611	83,826	$(34,215)	(41)%
Depreciation and amortization	499,425	345,551	$153,874	45%
Total Expenses	$4,009,345	$3,572,913	$436,432	12%

Direct Operating Cost

The $12.7 thousand increase in direct operating cost for the three months ended March 31, 2025, compared to the same period ended March 31, 2024, was primarily driven by the direct operating fees incurred from merchant fees related to credit card charges on sales and an increase in personnel.

Advertising Costs

The $22.4 thousand increase in advertising costs for the three months ended March 31, 2025, compared to the same period ended March 31, 2024, was primarily driven by the cost of advertising related to the sale of our hardware through Amazon.com and a continued expansion in social media advertising to support our eCommerce sales platform.

Selling and Marketing

The $70.4 thousand decrease in selling and marketing expenses for the three months ended March 31, 2025, compared to the same period ended March 31, 2024, was driven by a decrease in consultant expenses related to marketing services.

Research and Development

The $18.4 thousand decrease in research and development expenses for the three months ended March 31, 2025, compared to the same period ended March 31, 2024, was driven by the reduction in product development and engineering costs as new products were released in late 2024 and consultant related expenses.

General and Administrative

General and administrative costs increased $0.4 million for the three months ended March 31, 2025, compared to the same period ended March 31, 2024, which was driven by higher consulting costs, investor relations costs and legal fees.

Other Income

	Three Months Ended
	March 31,
Other Income	2025	2024	$ Change	% Change
Interest income	$45,213	$61,152	$(15,939)	(26)%
Other income	$127,919	$-	$127,919	100%
Total Other Income	$173,132	$61,152	$111,980	183%

During each of the three months ended March 31, 2025 and 2024, the Company recorded other income, which was driven by the generation of interest income from its cash balances. During the three months ended March 31, 2025, the Company recognized the receipt of a $0.1 million refund from the Internal Revenue Service in connection with its application of an employee retention credit for businesses.

Liquidity and Capital Resources

Sources of Liquidity

The Company generated an operating loss of $2.4 million, a net loss of $2.2 million and negative free cash flows of $7.8 million for the three months ended March 31, 2025. As of March 31, 2025, the Company had cash and cash equivalents of $9.0 million and $6.0 million investment in government securities. As of March 31, 2025, the Company had working capital of $14.3 million. During the three months ended March 31, 2025, the Company received gross proceeds of $14.4 million from the issuance of Common Stock and warrants.

Given our cash position as of March 31, 2025, we believe we will have sufficient capital to sustain operations for at least twelve months from the date of the filing of our condensed financial statements. We may, if ever deemed necessary, raise funds in the future through equity or debt offerings to further accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Cash Flows

Cash Used in Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $1.7 million. During the three months ended March 31, 2024, net cash used in operating activities was $1.1 million. Our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms (net 30).

Cash Used in Investing Activities

During the three months ended March 31, 2025, we invested $0.2 million in software development and purchased $6.0 million investment in government securities. During the three months ended March 31, 2024, we purchased $13.6 thousand in equipment and website development costs and invested $0.2 million in product development and software development.

Cash Provided by (Used in) Financing Activities

	Three Months Ended March 31,
Cash Flows from Financing Activities	2025	2024
Proceeds from sale of common stock and warrants	$14,377,835	$-
Fees paid in connection with equity offerings	(1,321,751)	(16,581)
Proceeds from exercise of warrants for common stock	22,147	-
Series C redeemable preferred stock dividends	(75,000)	(75,000)
Net Cash Provided by (Used in) Financing Activities	$13,003,231	$(91,581)

During the three months ended March 31, 2025, we completed a registered public offering of units and pre-funded units, consisting of Common Stock, warrants and pre-funded warrants, whereby we received gross proceeds of $14.4 million. The Company also received gross proceeds from the exercise of all Pre-Funded Warrants of $22.1 thousand. The February Offering and the exercise of Pre-funded Warrants resulted in a total of $1.3 million in fees incurred. During the three months ended March 31, 2025 and 2024, we paid Series C Redeemable Preferred Stock dividends amounting to $0.1 million each period.

Impact of Inflation and Tariffs

We believe that our business has been modestly impacted by inflationary trends during the past three fiscal years. However, continued domestic inflation and the recent changes in treaties and tariffs by the U.S. administration may increase our cost of fulfilment in the remainder of fiscal year 2025 through higher labor and shipping costs, as well as our operating and overhead expenses. Should inflation continue to be a factor in the worldwide economy, it may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. It is uncertain what impact new or existing tariffs, trade restrictions or retaliatory actions may have on us, the PERS industry or our customers. An escalation in trade tensions or the implementation of broader tariffs, trade restrictions or retaliatory measures on our products or components originating from countries outside the U.S. could adversely impact our ability to source necessary components, manufacture products at competitive cost, or sell our products at prices customers are willing to pay. We have been able to maintain our profit margins through higher productivity, better supply chain management, efficiency improvements, transferring our contract manufacturing from China and Hong Kong to Taiwan, and through cost reduction programs.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2025, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item 3 as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025. Management has concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We have been notified by Nasdaq that we are not in compliance with Nasdaq Listing Rules 5101 and 5550(a)(2); if we are not able to regain compliance with such rules, maintain compliance with such rules, and/or maintain compliance with all other Nasdaq continued listing requirements or standards, our Common Stock will likely be delisted from the Nasdaq Capital Market.

Our Common Stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy several minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements.

On May 2, 2025, the Company received a written notification (the “May Notice”) from the Staff stating that based on its review of the Company’s SEC filings, the Staff has determined to delist the Common Stock pursuant to its discretionary authority under Nasdaq Listing Rule 5101. Specifically, as set forth in the May Notice, the Staff determined that the Company’s issuance of securities in connection with the February Offering, particularly the Series D Warrants exercisable on an alternate cashless exercise basis as described in the Company’s SEC filings, arguably, according to the Staff, raised public interest concerns because the issuance of a large number of shares of Common Stock upon the exercise of such Series D Warrants resulted in substantial dilution for the Company’s shareholders. Accordingly, as set forth in the Notice, this matter serves as an additional basis for delisting the Common Stock from the Nasdaq Capital Market.

The Notice also provides that the Panel will consider this matter in rendering a determination regarding the Company’s continued listing on the Nasdaq Capital Market and that the Company may present its views with respect to this additional deficiency no later than May 9, 2025. The Company believes that it complied with all applicable and published SEC and Nasdaq rules and regulations in connection with the February Offering and that the Staff’s reliance on Nasdaq Listing Rule 5101 to delist the Common Stock raises significant due process concerns. The Company is committed to taking all necessary and appropriate actions that may be required in order to regain compliance with Nasdaq’s listing standards and submitted a response to the Panel on May 9, 2025.

On March 20, 2025, the Company received a written notification (the “March Notice”) from the Staff indicating that the Company was not in compliance with its Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) because the Company’s closing bid price for its Common Stock had closed below $1.00 per share for the prior thirty (30) consecutive business days. Pursuant to the March Notice, normally a Nasdaq-listed company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, due to a recent rule change modifying the delisting process for certain listed stocks that fail to maintain compliance with the Minimum Bid Price Requirement, the Company is not eligible for such a compliance period under amended Listing Rule 5810(c)(3)(A) due to the fact that the Company has effected (i) a reverse split of the Common Stock over the prior one-year period and (ii) one or more reverse stock splits of the Common Stock over the prior two-year period with a cumulative ratio of 250 shares or more to one. Upon receipt of the March Notice, the Company promptly requested a hearing before the Panel to appeal the Notice and to address compliance with the Minimum Bid Price Requirement, which occurred on April 29, 2025 after the Company submitted its plan of compliance to the Panel.

While the appeal process is pending and the Panel reviews the Company’s plan of compliance with respect to the Minimum Bid Price Requirement and its response to the May Notice, the suspension of trading of the Common Stock will be stayed and the Common Stock will continue to trade on the Nasdaq Capital Market until the Panel issues a written decision regarding the Staff’s determination of non-compliance with Nasdaq Listing Rules 5101 and 5550(a)(2). The Company has been diligently working on a plan to regain and maintain compliance with the Minimum Bid Price Requirement. There are no assurances that the Company will be able to regain or maintain compliance with any listing standards of Nasdaq, that the Panel will grant the Company any extension of time to regain compliance with any such listing requirements, or that any response to the Panel regarding the determinations in either the May Notice or the March Notice will be successful.

In the event that our Common Stock is delisted from Nasdaq due to a failure to comply with Nasdaq Listing Rule 5101, regain compliance with the Minimum Bid Price Requirement, or to comply with any other requirement for continued listing on Nasdaq, and our Common Stock is not eligible for listing on another exchange, trading in the shares of our Common Stock could be conducted in the over-the-counter market established for unlisted securities such as the Pink Market or the other markets operated by the OTC Markets Group Inc. In such event, it could become more difficult to trade or obtain accurate price quotations for our Common Stock. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2025, under the Company’s 2023 Stock Incentive Plan (“2023 Plan”), the Company granted 93,000 stock options vesting over a period of four years to employees and 26,668 fully vested stock options to four non-employee directors, all at an exercise price of $1.50 per share, in consideration for services provided to the Company.

On January 2, 2025, the Company granted (i) Chia-Lin Simmons, our Chief Executive Officer, 116,900 shares of restricted Common Stock, (ii) Mark Archer, our Chief Financial Officer, 38,000 shares of restricted Common Stock and (iii) FLG Partners LLC, 2,000 shares of restricted Common Stock under the 2023 Plan, in accordance with the terms of the applicable employment agreement with the Company. Such shares vest over four years commencing on January 2, 2025, with a quarter to vest on the anniversary of the grant, and thereafter in quarterly amounts until the entire award has vested, so long as each remains in the service of the Company.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
3.1(i)	Certificate of Amendment to the Articles of Incorporation of LogicMark, Inc., filed with the Secretary of State of the State of Nevada on March 27, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2025).
4.1	Form of Series C Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2025).
4.2	Form of Series D Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2025).
4.3	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2025).
10.1	Form of Securities Purchase Agreement between LogicMark, Inc. and each of the Purchasers, dated February 18, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2025).
10.2	Warrant Agency Agreement between LogicMark, Inc. and Nevada Agency and Transfer Company, dated February 18, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2025).
10.3	Placement Agency Agreement between LogicMark, Inc. and Roth Capital Partners, LLC, as lead placement agent, dated February 18, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LogicMark, Inc.

Date: May 15, 2025	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)