Form 10-Q
period 2025-06-30
LogicMark, Inc.
filed 2025-08-13
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

(502) 442-7911
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
-	-	-

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

As of August 13, 2025, there were 576,305,099 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LogicMark, Inc.

Form 10-Q

Table of Contents

June 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

LogicMark, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$5,013,959	$3,806,915
Investments	7,965,965	-
Accounts receivable, net	148,968	4,355
Inventory	790,183	1,048,963
Prepaid expenses and other current assets	573,864	476,672
Total Current Assets	14,492,939	5,336,905

Property and equipment, net	60,761	112,605
Right-of-use assets, net	348,843	48,641
Product development costs, net of amortization of $614,581 and $397,340, respectively	1,180,787	1,384,172
Software development costs, net of amortization of $765,757 and $428,803, respectively	2,429,594	2,019,090
Goodwill	3,143,662	3,143,662
Other intangible assets, net of amortization of $6,809,203 and $6,428,305, respectively	1,795,364	2,176,262

Total Assets	$23,451,950	$14,221,337

Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$619,565	$750,336
Accrued expenses	902,736	1,053,301
Deferred revenue	400,026	225,195
Total Current Liabilities	1,922,327	2,028,832
Other long-term liabilities	326,228	-
Total Liabilities	2,248,555	2,028,832

Commitments and Contingencies (Note 9)

Series C Redeemable Preferred Stock
Series C redeemable preferred stock, par value $0.0001 per share: 2,000 shares designated; 1 share issued and outstanding as of June 30, 2025 and December 31, 2024, respectively, aggregate liquidation preference of $2,000,000 as of June 30, 2025 and December 31, 2024, respectively	1,807,300	1,807,300

Stockholders’ Equity
Preferred stock, par value $0.0001 per share: 80,000,000 shares authorized
Series F preferred stock, par value $0.0001 per share: 1,333,333 shares designated; 106,333 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively, aggregate liquidation preference of $319,000 as of June 30, 2025 and December 31, 2024, respectively	319,000	319,000
Series H preferred stock, par value $0.0001 per share: 1,000 shares designated; 0 shares issued and outstanding as of June 30, 2025 and 310 shares issued and outstanding as of December 31, 2024. Aggregate liquidation preference of $0 and $472,245 as of June 30, 2025 and December 31, 2024, respectively	-	472,245
Series I preferred stock, par value $0.0001 per share: 1,000 shares designated; 0 shares issued and outstanding as of June 30, 2025 and 310 shares issued and outstanding as of December 31, 2024	-	-
Common stock, par value $0.0001 per share: 800,000,000 shares authorized; 576,305,099 and 2,397,794 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	57,632	240
Additional paid-in capital	132,427,757	118,758,356
Accumulated deficit	(113,408,294)	(109,164,636)

Total Stockholders’ Equity	19,396,095	10,385,205

Total Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity	$23,451,950	$14,221,337

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$2,853,210	$2,336,268	$5,445,035	$4,947,351
Costs of goods sold	925,910	781,318	1,872,507	1,625,183
Gross Profit	1,927,300	1,554,950	3,572,528	3,322,168

Operating Expenses
Direct operating cost	350,453	320,660	694,079	651,580
Advertising costs	46,395	135,220	220,985	287,433
Selling and marketing	703,249	605,493	1,220,348	1,193,031
Research and development	138,115	133,556	293,604	307,458
General and administrative	2,313,034	1,982,997	4,579,753	3,881,960
Other expense	14,423	69,932	64,035	153,758
Depreciation and amortization	494,045	377,974	993,472	723,525

Total Operating Expenses	4,059,714	3,625,832	8,066,276	7,198,745

Operating Loss	(2,132,414)	(2,070,882)	(4,493,748)	(3,876,577)

Other Income
Interest income	133,648	32,025	178,863	93,177
Other (expense) income, net	(53,906)	-	71,227	-
Total Other Income	79,742	32,025	250,090	93,177

Loss Before Income Taxes	(2,052,672)	(2,038,857)	(4,243,658)	(3,783,400)
Income tax expense	-	-	-	-
Net Loss	(2,052,672)	(2,038,857)	(4,243,658)	(3,783,400)
Preferred stock dividends	(75,000)	(75,000)	(150,000)	(150,000)
Net Loss Attributable to Common Stockholders	(2,127,672)	(2,113,857)	(4,393,658)	(3,933,400)

Net Loss Attributable to Common Stockholders Per Share - Basic and Diluted	$(0.00)	$(24.12)	$(0.02)	$(45.30)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	549,767,010	87,630	283,971,707	86,824

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2025
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - March 31, 2025	106,333	$319,000	167,359,224	$16,737	$132,226,723	$(111,355,622)	$21,206,838

Stock-based compensation expense	-	-	-	-	380,693	-	380,693

Fees incurred in connection with equity offerings	-	-	-	-	(63,764)	-	(63,764)

Warrants exercised for common stock on a cashless basis	-	-	408,945,875	40,895	(40,895)	-	-

Series C preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	-	(2,052,672)	(2,052,672)

Balance - June 30, 2025	106,333	$319,000	576,305,099	$57,632	$132,427,757	$(113,408,294)	$19,396,095

	Six Months Ended June 30, 2025
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2025	106,953	$791,245	2,397,794	$240	$118,758,356	$(109,164,636)	$10,385,205

Stock-based compensation expense	-	-	-	-	817,503	-	817,503

Issuance of restricted stock	-	-	186,900	19	17,503	-	17,522

Sale of common stock, warrants and pre-funded warrants pursuant to a registration statement on Form S-1	-	-	2,260,000	226	14,377,609	-	14,377,835

Fees incurred in connection with equity offerings	-	-	-	-	(1,830,459)	-	(1,830,459)

Warrants exercised for common stock	-	-	22,146,750	2,215	19,932	-	22,147

Warrants exercised for common stock on a cashless basis	-	-	549,151,875	54,916	(54,916)	-	-

Conversion of Series H preferred stock for common stock	(310)	(472,245)	161,780	16	472,229	-	-

Redemption of Series I preferred stock	(310)	-	-	-	-	-	-

Series C preferred stock dividends	-	-	-	-	(150,000)	-	(150,000)

Net loss	-	-	-	-	-	(4,243,658)	(4,243,658)

Balance - June 30, 2025	106,333	$319,000	576,305,099	$57,632	$132,427,757	$(113,408,294)	$19,396,095

	Three Months Ended June 30, 2024
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - March 31, 2024	106,333	$319,000	86,017	$9	$113,258,047	$(101,905,434)	$11,671,622

Stock based compensation expense	-	-	-	-	408,512	-	408,512

Issuance of restricted stock	-	-	1,848	-	2,888	-	2,888

Common stock withheld to pay taxes	-	-	(121)	-	(4,235)	-	(4,235)

Fees incurred in connection with equity offerings	-	-	-	-	(433)	-	(433)

Series C preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	-	(2,038,857)	(2,038,857)

Balance - June 30, 2024	106,333	$319,000	87,744	$9	$113,589,779	$(103,944,291)	$9,964,497

	Six Months Ended June 30, 2024
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2024	106,333	$319,000	86,017	$9	$112,947,098	$(100,160,891)	$13,105,216

Stock based compensation	-	-	-	-	826,198	-	826,198

Issuance of restricted stock	-	-	1,848	-	2,888	-	2,888

Common stock withheld to pay taxes	-	-	(121)	-	(4,235)	-	(4,235)

Fees incurred in connection with equity offerings	-	-	-	-	(32,170)	-	(32,170)

Series C preferred stock dividends	-	-	-	-	(150,000)	-	(150,000)

Net loss	-	-	-	-	-	(3,783,400)	(3,783,400)

Balance - June 30, 2024	106,333	$319,000	87,744	$9	$113,589,779	$(103,944,291)	$9,964,497

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(4,243,658)	$(3,783,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58,378	56,859
Stock-based compensation	835,025	829,086
Amortization of intangible assets	380,898	380,898
Amortization of product development costs	217,242	147,350
Amortization of software development costs	336,954	138,421
Loss on disposal of fixed assets	1,195	1,654
Change in unrealized gain on investments	(18,004)	-
Changes in operating assets and liabilities:
Accounts receivable	(144,613)	1,729
Inventory	258,780	498,919
Prepaid expenses and other current assets	(97,192)	(94,097)
Accounts payable	(293,651)	(281,725)
Accrued expenses	(126,539)	(539,366)
Deferred revenue	174,831	25,069
Net Cash Used in Operating Activities	(2,660,354)	(2,618,603)

Cash Flows from Investing Activities
Purchase of equipment and website development	(5,648)	(16,678)
Product development costs	(13,856)	(165,416)
Software development costs	(641,949)	(384,739)
Purchase of investments in government securities	(7,947,962)	-
Net Cash Used in Investing Activities	(8,609,415)	(566,833)

Cash Flows from Financing Activities
Proceeds from the sale of common stock and warrants	14,377,835	-
Fees paid in connection with equity offerings	(1,773,169)	(98,678)
Common stock withheld to pay taxes	-	(4,235)
Proceeds from exercise of warrants for common stock	22,147	-
Series C redeemable preferred stock dividends	(150,000)	(150,000)
Net Cash Provided by (Used in) Financing Activities	12,476,813	(252,913)
Net Increase (Decrease) in Cash and Cash Equivalents	1,207,044	(3,438,349)
Cash and Cash Equivalents - Beginning of Period	3,806,915	6,398,164
Cash and Cash Equivalents - End of Period	$5,013,959	$2,959,815

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Series H preferred stock conversion to common stock	$472,245	$-
Website development costs included in accounts payable	2,080	-
Fees in connection with offering costs included in accounts payable and accrued expenses	57,290	153,113
Product development costs included in accounts payable and accrued expenses	-	81,033
Software development costs included in accounts payable and accrued expenses	105,509	91,656
Lease liability and right-of-use asset arising from lease extension	331,944	-

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

Through June 1, 2025, the Company’s common stock was traded on the Nasdaq Capital Market. Effective June 2, 2025, the Company’s common stock has been publicly quoted on a market operated by the OTC Markets Group Inc. under the symbol “LGMK”.

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $4.5 million, a net loss of $4.2 million, and cash used in operations of $2.7 million for the six months ended June 30, 2025. As of June 30, 2025, the Company had cash and cash equivalents of $5.0 million and $8.0 million invested in government securities. As of June 30, 2025, the Company had working capital of $12.6 million compared to working capital as of December 31, 2024 of $3.3 million.

Given the Company’s cash and investment positions as of June 30, 2025 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of at least one year following the date of this filing. The Company may also raise funds through equity or debt offerings in the future to further accelerate the execution of its long-term strategic plan to develop and commercialize its core products.

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

Net loss per share and share data for the three and six months ended June 30, 2024 have been retroactively adjusted to reflect the 1-for-25 reverse stock split that occurred on November 18, 2024. See Note 7.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE CONDENSED FINANCIAL STATEMENTS

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions, including those related to the fair value of acquired assets and liabilities, stock-based compensation, income taxes, allowance for credit losses, long-lived assets, financial instruments and inventories, carrying amount and estimated useful lives of long-lived assets, income tax recoverability of deferred tax assets and provisions, and other matters that affect the financial statements and disclosures. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. The Company had cash equivalents of $4.6 million and $2.7 million as of June 30, 2025 and December 31, 2024, respectively.

INVESTMENTS

Investments include investments in U.S. government securities, which are classified as available for sale. Investments with original maturities at the date of purchase greater than approximately three months but less than a year are classified as short-term investments, as they represent the investment of cash available for current operations. The Company has investments of $8.0 million invested in U.S. government securities as of June 30, 2025. See Note 6 for more details.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments. The Company maintains its cash and cash equivalents balances in large well-established financial institutions located in the United States. At times, the Company’s cash balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits.

REVENUE RECOGNITION

We enter into contracts with customers that may include combinations of product and subscription services, resulting in arrangements containing multiple performance obligations. The Company’s revenues consist of product sales to either end customers, to resellers or direct bulk sales to the VHA. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the title of the product, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payments are mostly prepaid, or in limited cases, due net 30 days after the invoice date. The majority of prepaid contracts are with the VHA, which consists of the majority of the Company’s revenues. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates, or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are recognized at a point-in-time under the core principle of recognizing revenue when title transfers to the customer, which generally occurs when the Company ships the product from its fulfillment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board shipping point, or (ii) when the product arrives at its destination.

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

For the three and six months ended June 30, 2025, the Company’s sales recognized over time was $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2024, the Company’s sales recognized over time were immaterial.

SALES TO DEALERS AND RESELLERS

The Company maintains a reserve for unprocessed and estimated future price adjustments, claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. These reserves were not material as of June 30, 2025 and December 31, 2024.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in cost of goods sold and were $60.9 thousand and $0.1 million for the three and six months ended June 30, 2025, respectively, and $66.5 thousand and $0.1 million for the three and six months ended June 30, 2024, respectively.

ACCOUNTS RECEIVABLE - NET

For the three and six months ended June 30, 2025 and 2024, the Company’s revenues were primarily the result of shipments to VHA hospitals and clinics, which are made in most cases on a prepaid basis. The Company also sells its products to dealers and resellers, typically providing customers with modest trade credit terms. Sales made to dealers and resellers are done with limited rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the accounts receivable allowance for credit losses as necessary whenever events or circumstances indicate the carrying value may not be recoverable. As of June 30, 2025 and December 31, 2024, the allowance for credit losses was immaterial.

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

June 30,
2025
Deferred Revenue
Current	$400,026
Non-current	17,534
Total	$417,560

The Company recognized sales of $56.7 thousand and $0.1 million for the three and six months ended June 30, 2025, respectively, that was included in the deferred revenue balance as of December 31, 2024.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the first-in, first-out method.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of June 30, 2025, inventory comprised of $0.7 million in finished goods on hand. As of December 31, 2024, inventory was comprised of $0.9 million in finished goods on hand and $0.1 million in inventory in-transit from vendor, respectively.

The Company is required to partially prepay for inventory with certain vendors. As of June 30, 2025 and December 31, 2024, $0.3 million and $0.4 million of prepayments, respectively, were made for inventory and are included in prepaid expenses and other current assets on the balance sheet.

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

GOODWILL

Goodwill is reviewed annually in the fourth quarter, or when circumstances indicate that an impairment may have occurred. The Company first performs a qualitative assessment of goodwill impairment, which considers factors such as market conditions, performance compared to forecast, business outlook and unusual events. If the qualitative assessment indicates a possible goodwill impairment, goodwill is then quantitatively tested for impairment. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. If a quantitative goodwill impairment test is required, the fair value is determined using a variety of assumptions including estimated future cash flows using applicable discount rates (income approach), comparisons to other similar companies (market approach), and an adjusted balance sheet approach. As of June 30, 2025 and December 31, 2024, no indicators of impairment were noted.

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark LLC in 2016, the former subsidiary that was merged with and into the Company, and are included in other intangible assets in the Company’s condensed balance sheets as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, the other intangible assets are composed of patents of $0.8 million; trademarks of $0.7 million; and customer relationships of $0.3 million. As of December 31, 2024, the other intangible assets are composed of patents of $0.9 million; trademarks of $0.7 million; and customer relationships of $0.5 million. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years, 20 years, and 10 years, respectively. During the three and six months ended June 30, 2025, the Company had amortization expense of $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2024, the Company had amortization expense of $0.2 million and $0.4 million, respectively.

Amortization expense is estimated to be approximately $0.4 million for fiscal year 2025, $0.6 million for fiscal year 2026, $0.3 million for fiscal year 2027, $63 thousand for fiscal year 2028 and approximately $0.5 million thereafter.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Basic net loss attributable to common stockholders per share was computed using the weighted average number of shares of common stock, par value $0.0001 per share (“Common Stock”), outstanding. Diluted net loss applicable to common stockholders per share (“Diluted net loss per share”) includes the effect of diluted Common Stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 2,148,548 shares of Common Stock and warrants to purchase 159,107,959 shares of Common Stock as of June 30, 2025, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 6,819 shares of Common Stock and warrants to purchase 73,983 shares of Common Stock as of June 30, 2024, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

RESEARCH AND DEVELOPMENT AND PRODUCT AND SOFTWARE DEVELOPMENT COSTS

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and hardware development firms. The Company expenses all research and development costs as incurred until technological feasibility has been established for the product. Once technological feasibility is established, development costs including software and hardware design are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. For the three months ended June 30, 2025, the Company capitalized $23.6 thousand in product development costs and $0.4 million in software development costs. For the six months ended June 30, 2025, we capitalized $13.9 thousand in product development costs and $0.7 million in software development costs. For the three months ended June 30, 2024, the Company capitalized $0.2 million and $0.2 million in product development costs and software development costs, respectively. For the six months ended June 30, 2024, the Company capitalized $0.3 million and $0.5 million in product development costs and software development costs, respectively. Amortization of these costs was on a straight-line basis over three years and amounted to approximately $0.1 million and $0.2 million for product development and software development, respectively, for the three months ended June 30, 2025. Amortization expense for the six months ended June 30, 2025, amounted to approximately $0.2 million and $0.3 million in product development and software development, respectively. Amortization expense amounted to approximately $73.9 thousand and $85.1 thousand for product development and software development, respectively, for the three months ended June 30, 2024. For the six months ended June 30, 2024, amortization of these costs amounted to approximately $0.1 million and $0.1 million for product development and software development, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements – Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which enhances the disclosure of expenses on the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating ASU 2024-03 to determine its impact on the Company’s disclosures.

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

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2025	2024
Salaries, payroll taxes and vacation	$200,509	$201,691
Merchant card fees	22,161	15,728
Professional fees	125,152	140,150
Management incentives	300,000	420,000
Lease liability	43,714	51,841
Development costs	2,000	8,000
Other	209,200	215,891
Totals	$902,736	$1,053,301

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - FAIR VALUE MEASUREMENTS

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

Assets measured at fair value on a recurring basis were as follows:

	June 30, 2025			December 31, 2024
	Fair Value Measurement			Fair Value Measurement
			Total			Total
	Level 1	Level 2	Balance	Level 1	Level 2	Balance
Cash equivalents	$4,563,626	$-	$4,563,626	$2,719,866	$-	$2,719,866
U.S. government securities	-	7,965,965	7,965,965	-	-	-
Totals	$4,563,626	$7,965,965	$12,529,591	$2,719,866	$-	$2,719,866

NOTE 7 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK

February 2025 Public Offering

On February 18, 2025 (the “Closing Date”), the Company, in connection with a best efforts public offering (the “February Offering”), sold an aggregate of (x) 2,260,000 units of the Company (the “Units”) at an offering price of $0.59 per Unit, consisting of (i) 2,260,000 shares of Common Stock, (ii) Series C warrants (the “Series C Warrants”) to purchase up to 2,260,000 shares of Common Stock, and (iii) Series D warrants (the “Series D Warrants”) to purchase up to 2,260,000 shares of Common Stock; and (y) 22,146,750 pre-funded units of the Company (the “Pre-Funded Units”) at an offering price $0.589 per Pre-Funded Unit, consisting of (i) pre-funded common stock purchase warrants exercisable for up to 22,146,750 shares of Common Stock at $0.001 per share (the “Pre-Funded Warrants”), (ii) Series C Warrants exercisable for up to 22,146,750 shares of Common Stock and (iii) Series D Warrants exercisable for up to 22,146,750 shares of Common Stock, pursuant to (a) the Company’s registration statement on Form S-1, as amended (File No. 333-284135), filed by the Company with the SEC under the Securities Act, which the SEC declared effective on February 14, 2025, (b) the Registration Statement on Form S-1MEF (File No. 333-284997), filed by the Company with the SEC on February 14, 2025 pursuant to Rule 462(b) of the Securities Act, and (c) securities purchase agreements, each dated February 18, 2025, between the Company and each of the purchasers signatory thereto (the “February Purchasers”). The Series D Warrants can be exercised on an alternate cashless basis which would result in holders receiving three (3) times the number of Common Stock if such election is made. On the Closing Date, the Company received gross proceeds of approximately $14.4 million, before deducting placement agent commissions and estimated February Offering expenses. The Company has used the net proceeds from the February Offering for additional sales and marketing investments, working capital and other general corporate purposes.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

As of June 30, 2025, the February Purchasers exercised all of their Pre-Funded Warrants for an aggregate of 22,146,750 shares of Common Stock. In addition, the exercise price for the Series C Warrants and Series D Warrants were subject to an adjustment due to the Company obtaining stockholder approval for the issuance of the underlying shares on March 27, 2025, which resulted in a new exercise price of $0.118 per warrant share and the number of shares of Common Stock issuable upon a cash exercise of such Warrants correspondingly increased to 122,033,750 shares and 183,050,625 shares for the Series C Warrants and Series D Warrants, respectively. As of June 30, 2025, the February Purchasers exercised all of their Series D Warrants and received 549,151,875 shares of Common Stock on an alternative cashless basis.

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

Net loss per share and all share data as of and for the three and six months ended June 30, 2024 have been retroactively adjusted to reflect the reverse stock splits in accordance with ASC 260-10-55-12, “Restatement of EPS Data”.

Inducement Agreements and Issuance of New Preferred Stock

On November 13, 2024, the Company entered into inducement and release agreements (the “Inducement Agreements”) with the current and former holders (the “Series B Holders”) of the Company’s Series B warrants to purchase Common Stock (the “Series B Warrants”), issued in the August Offering (as defined below), pursuant which on such date all remaining Series B Warrants were exercised and the Series B Holders waived and released the Company from any potential claims in connection with the exercise thereof and in exchange the Company agreed to issue the New Preferred Stock (as defined below).

In connection with the Inducement Agreements, on November 13, 2024, the Company filed with the Secretary of State of the State of Nevada (the “Nevada Secretary of State”): (i) a Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Non-Voting Preferred Stock (the “Series H Certificate of Designation”) to designate 1,000 shares of the Company’s authorized and unissued preferred stock as Series H Convertible Non-Voting Preferred Stock, $0.0001 par value per share (the “Series H Preferred Stock”); and (ii) a Certificate of Designation of Preferences, Rights and Limitations of Series I Non-Convertible Voting Preferred Stock (the “Series I Certificate of Designation,” and together with the Series H Certificate of Designation, the “Certificates of Designation”) to designate 1,000 shares of the Company’s authorized and unissued preferred stock as Series I Non-Convertible Voting Preferred Stock, $0.0001 par value per share (the “Series I Preferred Stock”, and together with the Series H Preferred Stock, the “New Preferred Stock”). Each Certificate of Designation became effective upon its filing with the Nevada Secretary of State, and establishes the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the applicable New Preferred Stock.

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

As of December 31, 2024, the conversion price of the Series H Preferred Stock was subject to an adjustment due to the November 18, 2024 reverse stock split, which resulted in a new conversion price of $1.75 per share of Series H Preferred Stock. As of December 31, 2024, 690 shares of Series H Preferred Stock were converted into 361,781 shares of Common Stock and 690 shares of Series I Preferred Stock were redeemed upon the conversion of such shares of Series H Preferred Stock. As of June 30, 2025, the remaining 310 shares of Series H Preferred Stock were converted into 161,780 shares of Common Stock and the remaining 310 shares of Series I Preferred Stock were redeemed upon the conversion of such shares of Series H Preferred Stock.

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

As of December 31, 2024, the Purchasers exercised their August Pre-Funded Warrants for an aggregate of 328,803 shares of Common Stock, certain Purchasers exercised their Series B Warrants for an aggregate of 1,526,573 shares of Common Stock on an alternate cashless basis and certain Purchasers exercised their Series A Warrants for an aggregate of 34,761 shares of Common Stock. As of December 31, 2024, the exercise price and warrant shares of the Series A Warrants and Series B Warrants were subject to an adjustment due to the November 18, 2024 reverse stock split, which resulted in a new exercise price of $1.75 per warrant share and an aggregate of 2,525,115 shares of Common Stock underlying the Series A Warrants and Series B Warrants deemed outstanding. As of June 30, 2025, the exercise price and warrant shares of the Series A Warrants were subject to an adjustment due to the February Offering, which resulted in a new exercise price of $0.118 per warrant share and an aggregate of 36,965,965 shares of Common Stock underlying the Series A Warrants deemed outstanding. As of June 30, 2025, 34,261 shares of Series B Warrants remained outstanding.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

Series C Redeemable Preferred Stock

In May 2017, the Company authorized the Series C Redeemable Preferred Stock. Holders of Series C Redeemable Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For each of the three and six months ended June 30, 2025 and June 30, 2024, the Company recorded Series C Redeemable Preferred Stock dividends of $75 thousand and $0.2 million, respectively.

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

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Redeemable Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Redeemable Preferred Stock as temporary equity in the balance sheets as of June 30, 2025 and December 31, 2024 until such time that events occur that indicate otherwise.

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable as of June 30, 2025 and December 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding and exercisable at January 1, 2025	2,599,276	$8.46	4.53	$-
Issued in connection with February Offering	339,559,308	0.12	3.75	-
Issued pre-funded warrants	22,146,750	-	-	-
Exercise of pre-funded warrants	(22,146,750)	-	-	-
Exercise of Series D Warrants from February Offering	(183,050,625)	0.12	-	-
Outstanding and exercisable at June 30, 2025	159,107,959	$0.23	4.51	$-

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - STOCK INCENTIVE PLANS

2023 Stock Incentive Plan

On March 7, 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The aggregate maximum number of shares of Common Stock that may be issued under the 2023 Plan was 68,723 shares for the 2023 fiscal year; thereafter, the maximum number is limited to 15% of the outstanding shares of Common Stock, calculated on the first business day of each fiscal quarter. As of June 30, 2025, the maximum number of shares of Common Stock that may be issued under the 2023 Plan is 34,023,184. Under the 2023 Plan, options which are forfeited or terminated, settled in cash in lieu of shares of Common Stock, or settled in a manner such that shares are not issued, will again immediately become available to be issued. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the 2023 Plan and will not again be available for issuance.

Stock Options

During the three and six months ended June 30, 2025, the Company issued an aggregate of 93,000 stock options under the 2023 Plan, vesting over a period of four years to employees with an exercise price of $1.50 per share and 11,500 stock options under the 2023 Plan, vesting over a period of four years to employees with an exercise price of $0.02 per share in consideration for services provided to the Company. In addition, 26,668 fully vested stock options were granted to four non-employee directors at an exercise price of $1.50 per share and 2,000,000 fully vested stock options were granted to four non-employee directors at an exercise price of $0.02 per share. The aggregate fair value of the shares issued to the directors was $74.3 thousand. As of June 30, 2025, the unrecognized compensation cost related to non-vested stock options was $0.6 million.

During the three and six months ended June 30, 2024, the Company issued an aggregate of 55 stock options under the 2023 Plan, vesting over a period of four years to employees with an exercise price of $26.50 per share and 25 stock options under the 2023 Plan, vesting over a period of four years to employees with an exercise price of $25.00 per share in consideration for services provided to the Company. In addition, an aggregate of 1,686 fully vested stock options were granted under the 2023 Plan to five non-employee directors at an exercise price of $26.50 per share, an aggregate of 674 fully vested stock options were granted under the 2023 Plan to three non-employee directors at an exercise price of $43.25 per share and an aggregate of 1,600 fully vested stock options were granted under the 2023 Plan to four non-employee directors at an exercise price of $25.00 per share in each case in consideration for services provided to the Company.

During the three and six months ended June 30, 2025, 500 stock options were forfeited by participants and 650 stock options were cancelled under the 2023 Plan. During the three and six months ended June 30, 2024, 45 stock options were forfeited by participants under the 2023 Plan.

Restricted Stock

During the three and six months ended June 30, 2025, the Company granted 186,900 shares of restricted Common Stock under the 2023 Plan to five employees and consultants, in accordance with the terms of the applicable employment and consulting agreements with the Company. Such shares vest over four years commencing on January 2, 2025, with a quarter to vest on the anniversary of the grant, and thereafter in quarterly amounts until the entire award has vested, so long as each remains in the service of the Company. The fair value of restricted stock granted was $0.3 million and the unamortized compensation cost as of June 30, 2025, related to all outstanding restricted stock was $0.4 million.

A summary of restricted stock awards is as follows:

Number of
Shares of Restricted Stock

Unvested balance at January 1, 2025	3,902
Granted	186,900
Vested	(24,074)
Unvested balance at June 30, 2025	166,728

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

Stock Options

During the three and six months ended June 30, 2025 and 2024, the Company did not issue any stock options under the 2017 SIP.

During the three and six months ended June 30, 2025, 150 stock options were cancelled under the 2017 SIP. During the three and six months ended June 30, 2024, 40 stock options were forfeited by participants under the 2017 SIP.

Restricted Stock

During the three and six months ended June 30, 2025 and 2024, the Company did not issue any restricted stock awards under the 2017 SIP. The unamortized compensation cost as of June 30, 2025, related to all outstanding restricted stock was $54.7 thousand.

A summary of restricted stock awards is as follows:

Number of
Shares of Restricted Stock

Unvested balance at January 1, 2025	202
Granted	-
Vested	(134)
Unvested balance at June 30, 2025	68

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

During the three and six months ended June 30, 2025 and 2024, the Company did not issue any stock options under the 2013 LTIP.

During the three and six months ended June 30, 2025, 330 stock options were cancelled under the 2013 LTIP. During the three and six months ended June 30, 2024, no stock options were forfeited by participants under the 2013 LTIP.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - STOCK INCENTIVE PLANS (CONTINUED)

Stock Option Modification

During the six months ended June 30, 2025, the Company cancelled 1,130 outstanding stock options under the 2023 Plan, the 2017 SIP and the 2013 LTIP and granted new stock options under the 2023 Plan which resulted in a new exercise price of $1.50 per share and the issuance of 87,000 stock options. The new stock options continue to vest based on the original vesting schedule that had been attributable to the cancelled stock options. This resulted in an incremental stock-based compensation expense of $69.4 thousand recorded as of the modification date.

Stock-based Compensation Expense

Total stock-based compensation expense during the three and six months ended June 30, 2025 pertaining to awards under the 2023 Plan and the 2017 SIP amounted to $0.4 million and $0.8 million, respectively. Total stock-based compensation expense during the three and six months ended June 30, 2024 pertaining to awards under the 2023 Plan, the 2017 SIP and the 2013 LTIP amounted to $0.4 million and $0.8 million, respectively.

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

COMMITMENTS

The Company leases warehouse space and equipment in the U.S., which are classified as operating leases expiring at various dates. The Company determines if an arrangement qualifies as a lease at the lease inception. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate lease is for a fulfillment center, with a lease term of 5 years expiring in August 2025. In April 2025, the Company signed a lease agreement to renew the lease for the warehouse space and equipment currently being leased, effective September 1, 2025, for a term of 5 years and monthly payments of $7,250. The Company has elected to account for the lease and non-lease components (insurance and property taxes) as a single lease component for its real estate leases. Lease payments, which includes lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a renewal five-year lease agreement in April 2025 for the warehouse space located in Louisville, Kentucky. The Right of Use (“ROU”) asset value added as a result of this renewal lease agreement was $0.3 million. The Company’s ROU asset and lease liability accounts reflect the inclusion of this renewal lease in the Company’s balance sheet as of June 30, 2025. The current monthly rent of $6.8 thousand will increase to the new monthly rent of $7.3 thousand in September 2025 and will have an annual increase of 3% beginning September 2026.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the three and six months ended June 30, 2025, total operating lease cost was $22.0 thousand and $41.2 thousand, respectively, and was recorded in direct operating costs. Operating lease cost for the three and six months ended June 30, 2024 amounted to $19.2 thousand and $38.5 thousand, respectively, and was recorded in direct operating costs. Operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next three years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of June 30, 2025:

Year Ending December 31,
2025 (excluding the six months ended June 30, 2025)	$42,600
2026	88,200
2027	91,900
2028	95,800
2029	99,600
Thereafter	68,000
Total future minimum lease payments	486,100
Less imputed interest	(133,691)
Total present value of future minimum lease payments	$352,409

As of June 30, 2025
Operating lease right-of-use assets	$348,843

Accrued expenses	$43,714
Other long-term liabilities	$308,695
$352,409

As of June 30, 2025

Weighted Average Remaining Lease Term	5.17
Weighted Average Discount Rate	13.00%

NOTE 10 - SEGMENT REPORTING

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 - SUBSEQUENT EVENTS

One Big Beautiful Bill

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development expenditures and reinstatement of 100% bonus depreciation for qualifying property. As the Act was enacted after the Company’s reporting period ended June 30, 2025, no adjustments have been made to the financial statements as of and for the three and six months ended June 30, 2025. The Company is currently evaluating the impact of the Act on its financial statements, including the effects on its deferred tax assets and liabilities, but the impact is not expected to be material.

Certificates of Withdrawal

On July 9, 2025, the Company filed with the Secretary of State of the State of Nevada certificates of withdrawal for its Series H Certificate of Designation and Series I Certificate of Designation in order to eliminate and cancel all designations, rights, preferences and limitations of the shares of Series H Preferred Stock and Series I Preferred Stock, respectively. Prior to the filing of each such certificate of withdrawal, all 1,000 authorized shares of Series H Preferred Stock had been converted into shares of Common Stock and all 1,000 authorized shares of Series I Preferred Stock had been redeemed, pursuant to the applicable provisions of the Series H Certificate of Designation and the Series I Certificate of Designation, respectively. Such shares have resumed the status of authorized but unissued shares of preferred stock of the Company. Each of the certificates of withdrawal for the Series H Preferred Stock and Series I Preferred Stock became effective upon their filing with the Secretary of State of the State of Nevada.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2025 should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 (this “Form 10-Q”). This discussion and other disclosure in this Form 10-Q contain forward-looking statements and information relating to our business that reflect our current views and assumptions concerning future events and is subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform to these statements to actual results.

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

Recent Developments

On July 9, 2025, the Company filed with the Secretary of State of the State of Nevada certificates of withdrawal for its Series H Certificate of Designation and Series I Certificate of Designation eliminating each of the Series H Preferred Stock and Series I Preferred Stock, respectively, as all shares of each such series had been converted into shares of Common Stock and redeemed, as applicable.

Results of Operations

Three and six months ended June 30, 2025, compared with the three and six months ended June 30, 2024.

Revenue, Cost of Goods Sold, and Gross Profit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$2,853,210	$2,336,268	$5,445,035	$4,947,351
Cost of Goods Sold	925,910	781,318	1,872,507	1,625,183
Gross Profit	$1,927,300	$1,554,950	$3,572,528	$3,322,168
Profit Margin	68%	67%	66%	67%

We experienced a 22% and 10% increase in revenue for the three and six months ended June 30, 2025, respectively, as compared to the same periods ended June 30, 2024. The primary reason for the increase in revenue was due to higher sales of our Freedom Alert Mini units, launched in 2024 and our recently upgraded Guardian Alert 911 Plus.

Gross profit margin was 68% for the three months ended June 30, 2025, up from 67% for the three months ended June 30, 2024, driven by a shift in sales mix to higher margin products. Gross profit margin was 66% for the six months ended June 30, 2025, down from 67% for the six months ended June 30, 2024, as a result of an increase in costs for monitoring services for our new monitored products.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating Expenses
Direct operating cost	$350,453	$320,660	$694,079	$651,580
Advertising costs	46,395	135,220	220,985	287,433
Selling and marketing	703,249	605,493	1,220,348	1,193,031
Research and development	138,115	133,556	293,604	307,458
General and administrative	2,313,034	1,982,997	4,579,753	3,881,960
Other expense	14,423	69,932	64,035	153,758
Depreciation and amortization	494,045	377,974	993,472	723,525
Total Expenses	$4,059,714	$3,625,832	$8,066,276	$7,198,745

Direct Operating Cost

The $29.8 thousand and $42.5 thousand increase in direct operating cost for the three and six months ended June 30, 2025, respectively, compared to the same periods ended June 30, 2024, was primarily driven by an increase in personnel and temporary help fees.

Advertising Costs

The $88.8 thousand and $66.4 thousand decrease in advertising costs for the three and six months ended June 30, 2025, respectively, compared to the same periods ended June 30, 2024, was primarily driven by the reduction in the cost of advertising related to a shift away from sales to the business-to-consumer channel and towards sales thru the business-to-business channel.

Selling and Marketing

The $97.8 thousand and $27.3 thousand increase in selling and marketing expenses for the three and six months ended June 30, 2025, respectively, compared to the same periods ended June 30, 2024, was driven by an increase in sales recruitment expenses to support the business-to-business channel and an increase in sales personnel.

Research and Development

No material fluctuations were noted for the three and six months ended June 30, 2025, respectively, compared to the same periods ended June 30, 2024.

General and Administrative

The $0.3 million and $0.7 million increase in general and administrative expenses for the three and six months ended June 30, 2025, respectively, compared to the same periods ended June 30, 2024, was driven by higher consulting costs, legal fees and other public company expenses.

Other Expense

The $55.5 thousand and $89.7 thousand decrease in other expenses for the three and six months ended June 30, 2025, respectively, compared to the same periods ended June 30, 2024, was driven by severance cost in 2024 that were not incurred in 2025.

Other Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Other Income
Interest income	$133,648	$32,025	$178,863	$93,177
Other (expense) income	(53,906)	-	71,227	-
Total Other Income	$79,742	$32,025	$250,090	$93,177

During each of the three and six months ended June 30, 2025 and 2024, the Company recorded other income, which was driven by the generation of interest income from its cash balances. During the six months ended June 30, 2025, the Company recognized the receipt of a $0.1 million refund from the Internal Revenue Service in connection with its application of an employee retention credit for businesses offset by the write-off of the prepaid annual registration fee related to the de-listing of the Common Stock from The Nasdaq Stock Market LLC.

Liquidity and Capital Resources

Sources of Liquidity

The Company generated an operating loss of $4.5 million, a net loss of $4.2 million and cash used in operations of $2.7 million for the six months ended June 30, 2025. As of June 30, 2025, the Company had cash and cash equivalents of $5.0 million and $8.0 million investment in government securities. As of June 30, 2025, the Company had working capital of $12.6 million. During the six months ended June 30, 2025, the Company received gross proceeds of $14.4 million from the issuance of Common Stock and warrants.

Given our cash position as of June 30, 2025, we believe we will have sufficient capital to sustain operations for at least twelve months from the date of the filing of our condensed financial statements. We may, if ever deemed necessary, raise funds in the future through equity or debt offerings to further accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Cash Flows

Cash Used in Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $2.7 million. During the six months ended June 30, 2024, net cash used in operating activities was $2.6 million. Our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms (net 30).

Cash Used in Investing Activities

During the six months ended June 30, 2025, we invested $0.7 million in product development and software development and purchased $8.0 million in government securities. During the six months ended June 30, 2024, we purchased $16.7 thousand in equipment and website development costs and invested $0.6 million in product development and software development.

Cash Provided by (Used in) Financing Activities

	Six Months Ended June 30,
	2025	2024
Cash Flows from Financing Activities
Proceeds from sale of common stock and warrants	$14,377,835	$-
Fees paid in connection with equity offerings	(1,773,169)	(98,678)
Common stock withheld to pay taxes		(4,235)
Proceeds from exercise of warrants for common stock	22,147	-
Series C redeemable preferred stock dividends	(150,000)	(150,000)
Net Cash Provided by (Used in) Financing Activities	$12,476,813	$(252,913)

During the six months ended June 30, 2025, we completed a registered public offering of units and pre-funded units, consisting of Common Stock, warrants and pre-funded warrants, whereby we received gross proceeds of $14.4 million. The Company also received gross proceeds from the exercise of all Pre-Funded Warrants of $22.1 thousand. The February Offering and the exercise of Pre-funded Warrants resulted in a total of $1.8 million in fees incurred. During the six months ended June 30, 2025 and 2024, we paid Series C Redeemable Preferred Stock dividends amounting to $0.2 million each period.

Impact of Inflation and Tariffs

We believe that our business has been modestly impacted by inflationary trends during the past three fiscal years. However, recent activity by the U.S. administration concerning tariffs may increase our cost of fulfilment in the remainder of fiscal year 2025. Should inflation continue to be a factor in the worldwide economy, it may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. It is uncertain what impact new or existing tariffs, trade restrictions or retaliatory actions may have on us, the PERS industry or our customers. An escalation in trade tensions or the implementation of broader tariffs, trade restrictions or retaliatory measures on our products or components originating from countries outside the U.S. could adversely impact our ability to source necessary components, manufacture products at competitive cost, or sell our products at prices customers are willing to pay. We have been able to maintain our profit margins through higher productivity, better supply chain management, efficiency improvements, transferring much of our contract manufacturing from China and Hong Kong to Taiwan, and through other cost reduction programs.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2025, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item 3 as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. Management has concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2025, the Company granted 11,500 stock options under the Company’s 2023 Stock Incentive Plan (“2023 Plan”), vesting over a period of four years, to employees and 2,000,000 fully vested stock options to four non-employee directors, all at an exercise price of $0.02 per share, in consideration for services provided to the Company.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
10.1	Amendment to Executive Employment Agreement by and between the Company and Chia-Lin Simmons, made and entered into as of May 15, 2025. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LogicMark, Inc.

Date: August 13, 2025	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)