Form 10-Q
period 2025-09-30
LogicMark, Inc.
filed 2025-11-13
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, there were 906,065 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LogicMark, Inc.

Form 10-Q

Table of Contents

September 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

LogicMark, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$4,117,556	$3,806,915
Investments	7,568,066	-
Accounts receivable, net	8,261	4,355
Inventory	1,049,133	1,048,963
Prepaid expenses and other current assets	778,593	476,672
Total Current Assets	13,521,609	5,336,905

Property and equipment, net	67,161	112,605
Right-of-use assets, net	336,622	48,641
Product development costs, net of amortization of $724,016 and $397,340, respectively	1,166,823	1,384,172
Software development costs, net of amortization of $953,029 and $428,803, respectively	2,532,568	2,019,090
Goodwill	3,143,662	3,143,662
Other intangible assets, net of amortization of $6,999,652 and $6,428,305, respectively	1,604,915	2,176,262
Total Assets	$22,373,360	$14,221,337

Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$657,755	$750,336
Accrued expenses	1,248,937	1,053,301
Deferred revenue	501,573	225,195
Total Current Liabilities	2,408,265	2,028,832
Other long-term liabilities	323,429	-
Total Liabilities	2,731,694	2,028,832

Commitments and Contingencies (Note 9)

Series C Redeemable Preferred Stock
Series C redeemable preferred stock, par value $0.0001 per share: 2,000 shares designated; 1 share issued and outstanding as of September 30, 2025 and December 31, 2024, respectively, aggregate liquidation preference of $2,000,000 as of September 30, 2025 and December 31, 2024, respectively	1,807,300	1,807,300

Stockholders’ Equity
Preferred stock, par value $0.0001 per share: 80,000,000 shares authorized
Series F preferred stock, par value $0.0001 per share: 1,333,333 shares designated; 106,333 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively, aggregate liquidation preference of $319,000 as of September 30, 2025 and December 31, 2024, respectively	319,000	319,000
Series H preferred stock, par value $0.0001 per share: 1,000 shares designated; 0 shares issued and outstanding as of September 30, 2025 and 310 shares issued and outstanding as of December 31, 2024. Aggregate liquidation preference of $0 and $472,245 as of September 30, 2025 and December 31, 2024, respectively	-	472,245
Series I preferred stock, par value $0.0001 per share: 1,000 shares designated; 0 shares issued and outstanding as of September 30, 2025 and 310 shares issued and outstanding as of December 31, 2024	-	-
Common stock, par value $0.0001 per share: 800,000,000 shares authorized; 768,407 and 3,198 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	77	-
Additional paid-in capital	132,549,088	118,758,596
Accumulated deficit	(115,033,799)	(109,164,636)
Total Stockholders’ Equity	17,834,366	10,385,205

Total Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity	$22,373,360	$14,221,337

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$2,915,081	$2,705,461	$8,360,116	$7,652,813
Costs of goods sold	996,015	903,834	2,868,522	2,529,018
Gross Profit	1,919,066	1,801,627	5,491,594	5,123,795

Operating Expenses
Direct operating cost	370,384	359,044	1,064,462	1,010,624
Advertising costs	71,427	114,795	292,412	402,229
Selling and marketing	852,298	599,306	2,072,646	1,792,337
Research and development	161,441	96,650	455,045	404,108
General and administrative	1,683,594	1,727,550	6,263,347	5,609,510
Other expense	11,331	101,013	75,366	254,770
Depreciation and amortization	504,955	402,821	1,498,426	1,126,346

Total Operating Expenses	3,655,430	3,401,179	11,721,704	10,599,924

Operating Loss	(1,736,364)	(1,599,552)	(6,230,110)	(5,476,129)

Other Income
Interest income	138,928	41,109	317,791	134,286
Other (expense) income	(28,069)	39,638	43,156	39,638
Total Other Income	110,859	80,747	360,947	173,924

Loss Before Income Taxes	(1,625,505)	(1,518,805)	(5,869,163)	(5,302,205)
Income tax expense	-	-	-	-
Net Loss	(1,625,505)	(1,518,805)	(5,869,163)	(5,302,205)
Preferred stock dividends	(75,000)	(75,000)	(225,000)	(225,000)
Net Loss Attributable to Common Stockholders	(1,700,505)	(1,593,805)	(6,094,163)	(5,527,205)

Net Loss Attributable to Common Stockholders Per Share - Basic and Diluted	$(2.21)	$(3,732.56)	$(11.98)	$(25,132.66)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	768,407	427	508,555	220

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2025
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2025	106,333	$319,000	768,407	$77	$132,485,312	$(113,408,294)	$19,396,095

Stock-based compensation expense	-	-	-	-	138,776	-	138,776

Fees incurred in connection with equity offerings	-	-	-	-	-	-	-

Series C preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	-	(1,625,505)	(1,625,505)

Balance - September 30, 2025	106,333	$319,000	768,407	$77	$132,549,088	$(115,033,799)	$17,834,366

	Nine Months Ended September 30, 2025
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2025	106,953	$791,245	3,198	$-	$118,758,596	$(109,164,636)	$10,385,205

Stock-based compensation expense	-	-	-	-	956,279	-	956,279

Issuance of restricted stock	-	-	250	-	17,522	-	17,522

Sale of common stock, warrants and pre-funded warrants pursuant to a registration statement on Form S-1	-	-	3,013	-	14,377,835	-	14,377,835

Fees incurred in connection with equity offerings	-	-	-	-	(1,830,459)	-	(1,830,459)

Warrants exercised for common stock	-	-	29,529	3	22,144	-	22,147

Warrants exercised for common stock on a cashless basis	-	-	732,202	74	(74)	-	-

Conversion of Series H preferred stock for common stock	(310)	(472,245)	215	-	472,245	-	-

Redemption of Series I preferred stock	(310)	-	-	-	-	-	-

Series C preferred stock dividends	-	-	-	-	(225,000)	-	(225,000)

Net loss	-	-	-	-	-	(5,869,163)	(5,869,163)

Balance - September 30, 2025	106,333	$319,000	768,407	$77	$132,549,088	$(115,033,799)	$17,834,366

	Three Months Ended September 30, 2024
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2024	106,333	$319,000	117	$-	$113,589,788	$(103,944,291)	$9,964,497

Stock-based compensation expense	-	-	-	-	411,895	-	411,895

Cancellation of common stock	-	-	(1)	-	-	-	-

Warrants exercised for common stock	-	-	439	-	8,220	-	8,220

Sale of common stock, warrants and pre-funded warrants pursuant to a registration statement on Form S-1	-	-	78	-	4,492,198	-	4,492,198

Fees incurred in connection with equity offerings	-	-	-	-	(928,529)	-	(928,529)

Series C preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	-	(1,518,805)	(1,518,805)

Balance - September 30, 2024	106,333	$319,000	633	$-	$117,498,572	$(105,463,096)	$12,354,476

	Nine Months Ended September 30, 2024
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2024	106,333	$319,000	115	$-	$112,947,107	$(100,160,891)	$13,105,216

Stock-based compensation	-	-	-	-	1,235,207	-	1,235,207

Issuance of restricted stock	-	-	3	-	5,775	-	5,775

Common stock withheld to pay taxes	-	-	(1)	-	(4,235)	-	(4,235)

Cancellation of common stock	-	-	(1)	-	-	-	-

Warrants exercised for common stock	-	-	439	-	8,220	-	8,220

Sale of common stock, warrants and pre-funded warrants pursuant to a registration statement on Form S-1			78	-	4,492,198	-	4,492,198

Fees incurred in connection with equity offerings	-	-	-	-	(960,700)	-	(960,700)

Series C preferred stock dividends	-	-	-	-	(225,000)	-	(225,000)

Net loss	-	-	-	-	-	(5,302,205)	(5,302,205)

Balance - September 30, 2024	106,333	$319,000	633	$-	$117,498,572	$(105,463,096)	$12,354,476

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(5,869,163)	$(5,302,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76,176	85,590
Stock-based compensation	973,801	1,240,982
Amortization of intangible assets	571,347	571,347
Amortization of product development costs	326,676	221,207
Amortization of software development costs	524,226	248,203
Loss on disposal of fixed assets	1,443	1,654
Change in unrealized gain on investments	(44,009)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,906)	(102,886)
Inventory	(170)	358,739
Prepaid expenses and other current assets	(262,976)	(26,313)
Accounts payable	(215,026)	(644,091)
Accrued expenses	198,326	(63,802)
Deferred revenue	303,499	150,007
Net Cash Used in Operating Activities	(3,419,756)	(3,261,568)

Cash Flows from Investing Activities
Purchase of equipment and website development	(22,373)	(23,201)
Product development costs	(92,323)	(339,402)
Software development costs	(975,373)	(686,761)
Redemption/sale of government securities	2,317,411	-
Purchase of investments in government securities	(9,841,468)	-
Net Cash Used in Investing Activities	(8,614,126)	(1,049,364)

Cash Flows from Financing Activities
Proceeds from the sale of common stock and warrants	14,377,835	4,492,198
Fees paid in connection with equity offerings	(1,830,459)	(772,580)
Common stock withheld to pay taxes	-	(4,235)
Proceeds from exercise of warrants for common stock	22,147	8,220
Series C redeemable preferred stock dividends	(225,000)	(225,000)
Net Cash Provided by Financing Activities	12,344,523	3,498,603
Net Increase (Decrease) in Cash and Cash Equivalents	310,641	(812,329)
Cash and Cash Equivalents - Beginning of Period	3,806,915	6,398,164
Cash and Cash Equivalents - End of Period	$4,117,556	$5,585,835

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Series H preferred stock conversion to common stock	$472,245	$-
Website development costs included in accounts payable	9,802	-
Fees in connection with offering costs included in accounts payable and accrued expenses	-	188,120
Fees in connection with deferred costs related to a reverse stock split included in accounts payable and accrued expenses	38,944	-
Product development costs included in accounts payable and accrued expenses	17,004	104,243
Software development costs included in accounts payable and accrued expenses	62,331	89,379
Lease liabilities and right-of-use assets arising from lease extension	331,944	-

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

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $6.2 million, a net loss of $5.9 million, and cash used in operations of $3.4 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company had cash and cash equivalents of $4.1 million and $7.6 million invested in government securities. As of September 30, 2025, the Company had working capital of $11.1 million compared to working capital as of December 31, 2024 of $3.3 million.

Given the Company’s cash and investment positions as of September 30, 2025 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of at least one year following the date of this filing. The Company may also raise funds through equity or debt offerings in the future to further accelerate the execution of its long-term strategic plan to develop and commercialize its core products.

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

Net loss per share and share data for the three and nine months ended September 30, 2025 have been retroactively adjusted to reflect the 1-for-750 reverse stock split that occurred on October 28, 2025. Net loss per share and share data for the three and nine months ended September 30, 2024 have been retroactively adjusted to reflect the 1-for-25 reverse stock split that occurred on November 18, 2024 and the 1-for-750 reverse stock split that occurred on October 28, 2025. See Note 7 and Note 11.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. The Company had cash equivalents of $3.6 million and $2.7 million as of September 30, 2025 and December 31, 2024, respectively.

INVESTMENTS

Investments include investments in U.S. government securities, which are classified as available for sale. Investments with original maturities at the date of purchase greater than approximately three months but less than a year are classified as short-term investments, as they represent the investment of cash available for current operations. The Company has investments of $7.6 million invested in U.S. government securities as of September 30, 2025. See Note 6 for more details.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments. The Company maintains its cash, cash equivalents and investment balances in large well-established financial institutions located in the United States. At times, the Company’s cash balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits.

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In cases where the Company enters into contracts with customers that contain multiple performance obligations for product and subscription services, we allocate the transaction price for the contract among the performance obligations on a relative standalone selling price (“SSP”) basis, which is generally not directly observable and requires the Company to estimate SSP based on management judgment by considering available data such as internal margin objectives, pricing strategies, as well as other observable inputs. Subscription services revenue in these cases is recognized over time.

During the year ended December 31, 2024, the Company released new offerings by leasing products coupled with monthly subscription services. We account for the revenue from our lease contracts by utilizing the single component accounting policy. This policy requires the Company to account for, by class of underlying asset, the lease component and non-lease component(s) associated with each lease as a single component if two criteria are met: (1) the timing and pattern of the lease component and the non-lease component are the same and (2) the lease component would be classified as an operating lease, if accounted for separately. The Company has determined that its leased product meets the criteria for operating leases and has the same timing and pattern of transfer as its monthly subscription services. The Company has elected the lessor practical expedient within Accounting Standards Codification (“ASC”) 842, Leases and recognizes, measures, presents, and discloses the revenue for the new offering based upon the predominant component, either the lease or non-lease component. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers for its leased products for which it has estimated that the non-lease components of the new offering are the predominant component of the contract.

For the three and nine months ended September 30, 2025, the Company’s sales recognized over time was $0.2 million and $0.4 million, respectively. For the three and nine months ended September 30, 2024, the Company’s sales recognized over time were immaterial.

SALES TO DEALERS AND RESELLERS

The Company maintains a reserve for unprocessed and estimated future price adjustments, claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. These reserves were not material as of September 30, 2025 and December 31, 2024.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in cost of goods sold and were $61.0 thousand and $0.2 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.

ACCOUNTS RECEIVABLE - NET

For the three and nine months ended September 30, 2025 and 2024, the Company’s revenues were primarily the result of shipments to VHA hospitals and clinics, which are made in most cases on a prepaid basis. The Company also sells its products to dealers and resellers, typically providing customers with modest trade credit terms. Sales made to dealers and resellers are done with limited rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the accounts receivable allowance for credit losses as necessary whenever events or circumstances indicate the carrying value may not be recoverable. As of September 30, 2025 and December 31, 2024, the allowance for credit losses was immaterial.

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

September 30,
2025
Deferred Revenue
Current	$501,573
Non-current	27,121
Total	$528,694

The Company recognized sales of $54.4 thousand and $0.2 million for the three and nine months ended September 30, 2025, respectively, that was included in the deferred revenue balance as of December 31, 2024.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the first-in, first-out method.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of September 30, 2025, inventory comprised of $0.6 million in finished goods on hand and $0.4 million in inventory in-transit from vendors. As of December 31, 2024, inventory was comprised of $0.9 million in finished goods on hand and $0.1 million in inventory in-transit from vendors, respectively.

The Company is required to partially prepay for inventory with certain vendors. As of September 30, 2025 and December 31, 2024, $0.4 million and $0.2 million of prepayments, respectively, were made for inventory and are included in prepaid expenses and other current assets on the balance sheet.

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment consisting of equipment, furniture, fixtures, website and other, is stated at cost. The costs of additions and improvements are generally capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful life of the respective asset as follows:

Equipment	5 years
Furniture and fixtures	3 to 5 years
Website and other	3 years

GOODWILL

Goodwill is reviewed annually in the fourth quarter, or when circumstances indicate that an impairment may have occurred. The Company first performs a qualitative assessment of goodwill impairment, which considers factors such as market conditions, performance compared to forecast, business outlook and unusual events. If the qualitative assessment indicates a possible goodwill impairment, goodwill is then quantitatively tested for impairment. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. If a quantitative goodwill impairment test is required, the fair value is determined using a variety of assumptions including estimated future cash flows using applicable discount rates (income approach), comparisons to other similar companies (market approach), and an adjusted balance sheet approach. As of September 30, 2025 and December 31, 2024, no indicators of impairment were noted.

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark LLC in 2016, the former subsidiary that was merged with and into the Company, and are included in other intangible assets in the Company’s condensed balance sheets as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, the other intangible assets are composed of patents of $0.7 million; trademarks of $0.7 million; and customer relationships of $0.3 million. As of December 31, 2024, the other intangible assets are composed of patents of $0.9 million; trademarks of $0.7 million; and customer relationships of $0.5 million. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years, 20 years, and 10 years, respectively. During the three and nine months ended September 30, 2025, the Company had amortization expense of $0.2 million and $0.6 million, respectively. During the three and nine months ended September 30, 2024, the Company had amortization expense of $0.2 million and $0.6 million, respectively.

Amortization expense is estimated to be approximately $0.2 million for the remainder of fiscal year 2025, $0.6 million for fiscal year 2026, $0.3 million for fiscal year 2027, $63 thousand for fiscal year 2028 and approximately $0.5 million thereafter.

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

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Basic net loss attributable to common stockholders per share was computed using the weighted average number of shares of common stock, par value $0.0001 per share (“Common Stock”), outstanding. Diluted net loss applicable to common stockholders per share (“Diluted net loss per share”) includes the effect of diluted Common Stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 16,278 shares of Common Stock and warrants to purchase 212,148 shares of Common Stock as of September 30, 2025, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 108 shares of Common Stock and warrants to purchase 2,125 shares of Common Stock as of September 30, 2024, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT AND PRODUCT AND SOFTWARE DEVELOPMENT COSTS

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and hardware development firms. The Company expenses all research and development costs as incurred until technological feasibility has been established for the product. Once technological feasibility is established, development costs including software and hardware design are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. For the three months ended September 30, 2025, the Company capitalized $0.1 million in product development costs and $0.3 million in software development costs. For the nine months ended September 30, 2025, we capitalized $0.1 million in product development costs and $1.0 million in software development costs. For the three months ended September 30, 2024, the Company capitalized $0.2 million and $0.3 million in product development costs and software development costs, respectively. For the nine months ended September 30, 2024, the Company capitalized $0.4 million and $0.8 million in product development costs and software development costs, respectively. Amortization of these costs was on a straight-line basis over three years and amounted to approximately $0.1 million and $0.2 million for product development and software development, respectively, for the three months ended September 30, 2025. Amortization expense for the nine months ended September 30, 2025, amounted to approximately $0.3 million and $0.5 million in product development and software development, respectively. Amortization expense amounted to approximately $73.9 thousand and $0.1 million for product development and software development, respectively, for the three months ended September 30, 2024. For the nine months ended September 30, 2024, amortization of these costs amounted to approximately $0.2 million and $0.2 million for product development and software development, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements – Not Yet Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments – Credit Loss (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets”(“ASU2025-05”), which provides a practical expedient permitting an entity to assume that the conditions at the balance sheet date may remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2025-05 and does not believe the adoption will have a material impact on the financial statements and disclosures.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
Salaries, payroll taxes and vacation	$325,050	$201,691
Merchant card fees	20,718	15,728
Professional fees	92,536	140,150
Management incentives	500,000	420,000
Lease liability	46,378	51,841
Development costs	2,000	8,000
Other	262,255	215,891
Totals	$1,248,937	$1,053,301

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

Assets measured at fair value on a recurring basis were as follows:

	September 30, 2025			December 31, 2024
	Fair Value Measurement			Fair Value Measurement
			Total			Total
	Level 1	Level 2	Balance	Level 1	Level 2	Balance
Cash equivalents	$3,638,795	$-	$3,638,795	$2,719,866	$-	$2,719,866
U.S. government securities	-	7,568,066	7,568,066	-	-	-
Totals	$3,638,795	$7,568,066	$11,206,861	$2,719,866	$-	$2,719,866

NOTE 7 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

February 2025 Public Offering

On February 18, 2025 (the “Closing Date”), the Company, in connection with a best efforts public offering (the “February Offering”), sold an aggregate of (x) 3,014 units of the Company (the “Units”) at an offering price of $442.50 per Unit, consisting of (i) 3,014 shares of Common Stock, (ii) Series C warrants (the “Series C Warrants”) to purchase up to 3,014 shares of Common Stock, and (iii) Series D warrants (the “Series D Warrants”) to purchase up to 3,014 shares of Common Stock; and (y) 29,529 pre-funded units of the Company (the “Pre-Funded Units”) at an offering price $441.75 per Pre-Funded Unit, consisting of (i) pre-funded common stock purchase warrants exercisable for up to 29,529 shares of Common Stock at $0.001 per share (the “Pre-Funded Warrants”), (ii) Series C Warrants exercisable for up to 29,529 shares of Common Stock and (iii) Series D Warrants exercisable for up to 29,529 shares of Common Stock, pursuant to (a) the Company’s registration statement on Form S-1, as amended (File No. 333-284135), filed by the Company with the SEC under the Securities Act, which the SEC declared effective on February 14, 2025, (b) the Registration Statement on Form S-1MEF (File No. 333-284997), filed by the Company with the SEC on February 14, 2025 pursuant to Rule 462(b) of the Securities Act, and (c) securities purchase agreements, each dated February 18, 2025, between the Company and each of the purchasers signatory thereto (the “February Purchasers”). The Series D Warrants can be exercised on an alternate cashless basis which would result in holders receiving three (3) times the number of Common Stock if such election is made. On the Closing Date, the Company received gross proceeds of approximately $14.4 million, before deducting placement agent commissions and estimated February Offering expenses. The Company has used the net proceeds from the February Offering for additional sales and marketing investments, working capital and other general corporate purposes.

As of September 30, 2025, the February Purchasers exercised all of their Pre-Funded Warrants for an aggregate of 29,529 shares of Common Stock. In addition, the exercise price for the Series C Warrants and Series D Warrants were subject to an adjustment due to the Company obtaining stockholder approval for the issuance of the underlying shares on March 27, 2025 and the reverse stock split that occurred on October 28, 2025 (refer to Note 11), which resulted in a new exercise price of $88.50 per warrant share and the number of shares of Common Stock issuable upon a cash exercise of such Warrants correspondingly increased to 162,715 shares and 244,070 shares for the Series C Warrants and Series D Warrants, respectively. As of September 30, 2025, the February Purchasers exercised all of their Series D Warrants and received 732,202 shares of Common Stock on an alternative cashless basis.

November 2024 Reverse Stock Split

On November 18, 2024, the Company effected a 1-for-25 reverse split of its outstanding shares of Common Stock and shares of its Series C non-convertible voting preferred stock, par value $0.0001 per share (the “Series C Redeemable Preferred Stock”). As a result of the reverse splits, each 25 pre-split shares of Common Stock outstanding and each 25 pre-split shares of Series C Redeemable Preferred Stock outstanding were automatically exchanged for one new share of each without any action on the part of the holders. The number of outstanding shares of Common Stock was reduced from approximately 15,819 shares  to approximately 633 shares, and the number of outstanding shares of Series C Redeemable Preferred Stock was reduced from 1 share to 1 share. 1 share of Common Stock was issued as a result of the treatment of fractional shares in connection with this reverse stock split, which rounded up outstanding post-split shares to the nearest whole number. The reverse stock split did not affect the total number of shares of capital stock, including Series C Redeemable Preferred Stock, that the Company is authorized to issue. On October 28, 2025, the Company effected a 1-for-750 reverse split of its outstanding shares of Common Stock and shares of its Series C Redeemable Preferred Stock. As a result of this reverse split the shares impacted by the November 18, 2024 reverse split were adjusted to reflect the October 28, 2025 reverse stock split. See Note 11.

Net loss per share and all share data as of and for the three and nine months ended September 30, 2024 have been retroactively adjusted to reflect the reverse stock splits in accordance with ASC 260-10-55-12, “Restatement of EPS Data”.

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

Pursuant to the Settlement Agreements, on November 14, 2024, the Company issued to the Series B Holders (i) an aggregate of 1,000 shares of Series H Preferred Stock, which are convertible at the option of the Series B Holder into shares of Common Stock (the “Conversion Shares”) at an initial conversion price of $11.64, and (ii) an aggregate of 1,000 shares of Series I Preferred Stock, each share of which entitles the holder thereof to two (2) votes on all matters submitted to a vote of the stockholders of the Company. The Series I Preferred Stock will be automatically redeemed for no consideration upon the redemption, conversion or sale of shares of Series H Preferred Stock on a one for one basis. The shares of Series H Preferred Stock have a stated value of $1,000 and are initially convertible into approximately 115 shares of Common Stock in the aggregate. The conversion price of the Series H Preferred Stock would reset on the fifth trading day following the effective date of the Company’s next reverse stock split of its shares of Common Stock to the greater of (i) the lowest volume weighted average price of the Common Stock during the five trading days immediately preceding the reset date and (ii) the floor price of $4.4625. The Company completed a fair value assessment of the Series H Preferred Stock and Series I Preferred Stock, as of November 14, 2024, using an option pricing method to allocate the fair value of Series H Preferred Stock and Series I Preferred Stock-based on the total equity value of the Company. Based on the fair value assessment, the Company determined that the Series H Preferred Stock had a fair value of $1.5 million and was recorded as a non-operating expense in the statement of operations.

As of December 31, 2024, the conversion price of the Series H Preferred Stock was subject to an adjustment due to the November 18, 2024 and the October 28, 2025 reverse stock splits, which resulted in a new conversion price of $1,312.50 per share of Series H Preferred Stock.  As of December 31, 2024, 690 shares of Series H Preferred Stock were converted into 483 shares of Common Stock and 690 shares of Series I Preferred Stock were redeemed upon the conversion of such shares of Series H Preferred Stock. As of September 30, 2025, the remaining 310 shares of Series H Preferred Stock were converted into 216 shares of Common Stock and the remaining 310 shares of Series I Preferred Stock were redeemed upon the conversion of such shares of Series H Preferred Stock.

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

August 2024 Public Offering

On August 5, 2024, the Company, in connection with a best efforts public offering (the “August Offering”), sold to certain purchasers an aggregate of (x) 77 units of the Company (the “August Units”) at an offering price of $8,730.00 per August Unit, consisting of (i) 77 shares of Common Stock, (ii) 77 of the Company’s Series A warrants to purchase up to 77 shares of Common Stock at an exercise price of $8,730.00 per share (the “Series A Warrants”), and (iii) 77 Series B Warrants to purchase up to 77 shares of Common Stock at an exercise price of $8,730.00 per share; and (y) 439 pre-funded units of the Company (the “August Pre-Funded Units”) at an offering price $8,707.50 per August Pre-Funded Unit, consisting of (i) 439 pre-funded common stock purchase warrants exercisable for up to 439 shares of Common Stock at $0.75 per share, (the “August Pre-Funded Warrants”), (ii) 439 Series A Warrants and (iii) 439 Series B Warrants, pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-279133), declared effective by the SEC on August 1, 2024 and those certain securities purchase agreements, dated August 2, 2024, between the Company and each of the purchasers signatory thereto (the “Purchasers”). The Series B Warrants can be exercised on an alternate cashless basis which would result in holders receiving four (4) times the number of Common Stock if such election is made. On the closing date of the August Offering, the Company received gross proceeds of approximately $4.5 million, before deducting placement agent commissions and estimated August Offering expenses. The Company used the net proceeds from the August Offering to increase our investment in sales and marketing, working capital and other general corporate purposes.

As of December 31, 2024, the Purchasers exercised their August Pre-Funded Warrants for an aggregate of 439 shares of Common Stock, certain Purchasers exercised their Series B Warrants for an aggregate of 2,036 shares of Common Stock on an alternate cashless basis and certain Purchasers exercised their Series A Warrants for an aggregate of 47 shares of Common Stock. As of December 31, 2024, the exercise price and warrant shares of the Series A Warrants and Series B Warrants were subject to adjustments due to the November 18, 2024 and October 28, 2025 reverse stock splits, which resulted in a new exercise price of $1,312.50 per warrant share and an aggregate of 3,367 shares of Common Stock underlying the Series A Warrants and Series B Warrants deemed outstanding. As of September 30, 2025, the exercise price and warrant shares of the Series A Warrants were subject to an adjustment due to the February Offering, which resulted in a new exercise price of $88.50 per warrant share and an aggregate of 49,288 shares  of Common Stock underlying the Series A Warrants deemed outstanding. As of September 30, 2025, 46 shares of Series B Warrants remained outstanding.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

Series C Redeemable Preferred Stock

In May 2017, the Company authorized the Series C Redeemable Preferred Stock. Holders of Series C Redeemable Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For each of the three and nine months ended September 30, 2025 and September 30, 2024, the Company recorded Series C Redeemable Preferred Stock dividends of $75 thousand and $0.2 million, respectively.

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

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Redeemable Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Redeemable Preferred Stock as temporary equity in the balance sheets as of September 30, 2025 and December 31, 2024 until such time that events occur that indicate otherwise.

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable as of September 30, 2025 and December 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding and exercisable at January 1, 2025	3,471	$8,328.37	4.53	$-
Issued in connection with February Offering	452,746	88.50	3.50	-
Issued pre-funded warrants	29,529	-	-	-
Exercise of pre-funded warrants	(29,529)	-	-	-
Exercise of Series D Warrants from February Offering	(244,069)	88.50	-	-
Outstanding and exercisable at September 30, 2025	212,148	$197.14	4.26	$-

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - STOCK INCENTIVE PLANS

2023 Stock Incentive Plan

On March 7, 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The aggregate maximum number of shares of Common Stock that may be issued under the 2023 Plan was 92 shares for the 2023 fiscal year; thereafter, the maximum number is limited to 15% of the outstanding shares of Common Stock, calculated on the first business day of each fiscal quarter. As of September 30, 2025, the maximum number of shares of Common Stock that may be issued under the 2023 Plan is 115,261. Under the 2023 Plan, options which are forfeited or terminated, settled in cash in lieu of shares of Common Stock, or settled in a manner such that shares are not issued, will again immediately become available to be issued. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the 2023 Plan and will not again be available for issuance.

Stock Options

During the three and nine months ended September 30, 2025, the Company issued an aggregate of 136 stock options under the 2023 Plan, vesting over a period of four years to employees with an exercise price of $1,125.00 per share and 17 stock options under the 2023 Plan, vesting over a period of four years to employees with an exercise price of $15.00 per share in consideration for services provided to the Company. In addition, 36 fully vested stock options were granted to four non-employee directors at an exercise price of $1,125.00 per share, 2,668 fully vested stock options were granted to four non-employee directors at an exercise price of $15.00 per share and 13,336, fully vested stock options were granted to four non-employee directors at an exercise price of $3.00 per share. The aggregate fair value of the shares issued to the directors was $0.1 million. As of September 30, 2025, the unrecognized compensation cost related to non-vested stock options was $0.6 million.

During the three months ended September 30, 2024, an aggregate of 4 fully vested stock options were granted under the 2023 Plan to four non-employee directors at an exercise price of $11,437.50 per share, in consideration for services provided to the Company.

During the nine months ended September 30, 2024, the Company issued an aggregate of 4 stock options under the 2023 Plan, vesting over a period of four years to employees with an average exercise price of $19,312.50 per share. In addition, an aggregate of 16 fully vested stock options were granted under the 2023 Plan to non-employee directors at an average exercise price of $19,839.84 per share, in each case in consideration for services provided to the Company. The aggregate fair value of the shares issued to the directors was $0.1 million.

During the three and nine months ended September 30, 2025, 7 stock options were forfeited by participants and 12 stock options were cancelled under the 2023 Plan. During the three and nine months ended September 30, 2024, 4 stock options were forfeited by participants under the 2023 Plan.

Restricted Stock

During the three and nine months ended September 30, 2025, the Company granted 250 shares of restricted Common Stock under the 2023 Plan to five employees and consultants, in accordance with the terms of the applicable employment and consulting agreements with the Company. Such shares vest over four years commencing on January 2, 2025, with a quarter to vest on the anniversary of the grant, and thereafter in quarterly amounts until the entire award has vested, so long as each remains in the service of the Company. The fair value of restricted stock granted was $0.3 million and the unamortized compensation cost as of September 30, 2025, related to all outstanding restricted stock was $0.4 million.

A summary of restricted stock awards is as follows:

Number of
Share of
Restricted Stock

Unvested balance at January 1, 2025	8
Granted	250
Vested	(49)
Unvested balance at September 30, 2025	208

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

Stock Options

During the three and nine months ended September 30, 2025 and 2024, the Company did not issue any stock options under the 2017 SIP.

During the three and nine months ended September 30, 2025, 4 stock options were cancelled under the 2017 SIP. During the three and nine months ended September 30, 2024, no stock options and 1 stock option  was forfeited, respectively, by participants under the 2017 SIP.

Restricted Stock

During the three and nine months ended September 30, 2025 and 2024, the Company did not issue any restricted stock awards under the 2017 SIP. The unamortized compensation cost as of September 30, 2025, related to all outstanding restricted stock was $28.9 thousand.

A summary of restricted stock awards is as follows:

Number of
Shares of
Restricted Stock

Unvested balance at January 1, 2025	1
Granted	-
Vested	(1)
Unvested balance at September 30, 2025	0

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not issue any stock options under the 2013 LTIP.

During the three and nine months ended September 30, 2025, 9 stock options were cancelled under the 2013 LTIP. During the three and nine months ended September 30, 2024, no stock options were forfeited by participants under the 2013 LTIP.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - STOCK INCENTIVE PLANS (CONTINUED)

Stock Option Modification

During the nine months ended September 30, 2025, the Company cancelled 25 outstanding stock options under the 2023 Plan, the 2017 SIP and the 2013 LTIP and granted new stock options under the 2023 Plan which resulted in a new exercise price of $1,125.00 per share and the issuance of 126 stock options. The new stock options continue to vest based on the original vesting schedule that had been attributable to the cancelled stock options. This resulted in an incremental stock-based compensation expense of $69.4 thousand recorded as of the modification date.

Stock-based Compensation Expense

Total stock-based compensation expense during the three and nine months ended September 30, 2025 pertaining to awards under the 2023 Plan and the 2017 SIP amounted to $0.1 million and $1.0 million, respectively. Total stock-based compensation expense during the three and nine months ended September 30, 2024 pertaining to awards under the 2023 Plan, the 2017 SIP and the 2013 LTIP amounted to $0.4 million and $1.2 million, respectively.

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

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a renewal five-year lease agreement in April 2025 for the warehouse space located in Louisville, Kentucky. The Right of Use (“ROU”) asset value added as a result of this renewal lease agreement was $0.3 million. The Company’s ROU asset and lease liability accounts reflect the inclusion of this renewal lease in the Company’s balance sheet as of September 30, 2025. The current monthly rent of $7.3 thousand will increase by the annual 3% rate to the new monthly rent of $7.6 thousand in September 2026.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the three and nine months ended September 30, 2025, total operating lease cost was $32.3 thousand and $73.5 thousand, respectively, and was recorded in direct operating costs. Operating lease cost for the three and nine months ended September 30, 2024 amounted to $19.2 thousand and $57.6 thousand, respectively, and was recorded in direct operating costs. Operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next three years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of September 30, 2025:

Year Ending December 31,
2025 (excluding the nine months ended September 30, 2025)	$21,750
2026	88,200
2027	91,900
2028	95,800
2029	99,600
Thereafter	68,000
Total future minimum lease payments	465,250
Less imputed interest	(122,564)
Total present value of future minimum lease payments	$342,686

As of September 30, 2025
Operating lease right-of-use assets	$336,622

Accrued expenses	$46,378
Other long-term liabilities	$296,308
$342,686

As of September 30, 2025

Weighted Average Remaining Lease Term	4.92
Weighted Average Discount Rate	13.00%

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

NOTE 11 – SUBSEQUENT EVENT

October 2025 Reverse Stock Split

On October 28, 2025, the Company effected a 1-for-750 reverse split of its outstanding shares of Common Stock and shares of its Series C non-convertible voting preferred stock, par value $0.0001 per share (the “Series C Redeemable Preferred Stock”). As a result of the reverse splits, each 750 pre-split shares of Common Stock outstanding and each 750 pre-split shares of Series C Redeemable Preferred Stock outstanding were automatically exchanged for one new share of each without any action on the part of the holders. The number of outstanding shares of Common Stock was reduced from approximately 576,305,099 shares to approximately 768,665 shares, and the number of outstanding shares of Series C Redeemable Preferred Stock was reduced from 1 share to 1 share. 248 shares of Common Stock were issued as a result of the treatment of fractional shares in connection with this reverse stock split, which rounded up outstanding post-split shares to the nearest whole number. The reverse stock split did not affect the total number of shares of capital stock, including Series C Redeemable Preferred Stock, that the Company is authorized to issue.

Net loss per share and all share data as of and for the three and nine months ended September 30, 2025 and 2024 have been retroactively adjusted to reflect the reverse stock splits in accordance with ASC 260-10-55-12, “Restatement of EPS Data”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2025 should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 (this “Form 10-Q”). This discussion and other disclosure in this Form 10-Q contain forward-looking statements and information relating to our business that reflect our current views and assumptions concerning future events and is subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform to these statements to actual results.

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

Recent Development

On October 28, 2025, the Company executed a 1-for-750 reverse stock-split of the Company’s outstanding shares of Common Stock and Series C Redeemable Preferred Stock (collectively, the “Reverse Stock Split”), whereby every 750 shares of Common Stock and Series C Redeemable Preferred Stock was consolidated into 1 share of each such class following the Reverse Stock Split, with fractional shares rounded up to the nearest whole share.

Results of Operations

Three and nine months ended September 30, 2025, compared with the three and nine months ended September 30, 2024.

Revenue, Cost of Goods Sold, and Gross Profit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$2,915,081	$2,705,461	$8,360,116	$7,652,813
Cost of Goods Sold	996,015	903,834	2,868,522	2,529,018
Gross Profit	$1,919,066	$1,801,627	$5,491,594	$5,123,795
Profit Margin	66%	67%	66%	67%

We experienced an 8% and 9% increase in revenue for the three and nine months ended September 30, 2025, respectively, as compared to the same periods ended September 30, 2024. The primary reason for the increase in revenue was due to continued higher sales of our Freedom Alert Mini units, launched in 2024 and our recently upgraded Guardian Alert 911 Plus.

Gross profit margin was 66% for the three months ended September 30, 2025, flat compared to the three months ended September 30, 2024. Gross profit margin was 67% for the nine months ended September 30, 2025, flat compared to the nine months ended September 30, 2024.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Expenses	2025	2024	2025	2024
Direct operating cost	$370,384	$359,044	$1,064,462	$1,010,624
Advertising costs	71,427	114,795	292,412	402,229
Selling and marketing	852,298	599,306	2,072,646	1,792,337
Research and development	161,441	96,650	455,045	404,108
General and administrative	1,683,594	1,727,550	6,263,347	5,609,510
Other expense	11,331	101,013	75,366	254,770
Depreciation and amortization	504,955	402,821	1,498,426	1,126,346
Total Expenses	$3,655,430	$3,401,179	$11,721,704	$10,599,924

Direct Operating Cost

The $11.3 thousand and $53.8 thousand increase in direct operating cost for the three and nine months ended September 30, 2025, respectively, compared to the same periods ended September 30, 2024, was primarily driven by an increase in personnel wages.

Advertising Costs

The $43.4 thousand and $0.1 million decrease in advertising costs for the three and nine months ended September 30, 2025, respectively, compared to the same periods ended September 30, 2024, was primarily driven by the reduction in the cost of advertising related to the continued shift away from sales to the business-to-consumer channel and towards sales thru the business-to-business channel.

Selling and Marketing

The $0.3 million and $0.3 million increase in selling and marketing expenses for the three and nine months ended September 30, 2025, respectively, compared to the same periods ended September 30, 2024, was driven by an increase in personnel costs, specifically the hiring of the new Senior Vice President of Sales and Vice President of Business Development.

Research and Development

The $64.8 thousand and $50.9 thousand increase in research and development costs for the three and nine months ended September 30, 2025, respectively, compared to the same periods ended September 30, 2024, was primarily driven by an increase in personnel wages.

General and Administrative

The $44.0 thousand decrease in general and administrative expense for the three months ended September 30, 2025 compared to the same period ended September 30, 2024, was primarily driven by a decrease in stock compensation due to fully vested stock options. The $0.7 million increase in general and administrative expenses for the nine months ended September 30, 2025 compared to the same period ended September 30, 2024, was primarily driven by higher consulting costs and legal fees.

Other Expense

The $89.7 thousand and $0.2 million decrease in other expenses for the three and nine months ended September 30, 2025, respectively, compared to the same periods ended September 30, 2024, was primarily driven by higher severance costs in 2024 compared to 2025.

Other Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Other Income
Interest income	$138,928	$41,109	$317,791	$134,286
Other (expense) income	$(28,069)	$39,638	$43,156	$39,638
Total Other Income	$110,859	$80,747	$360,947	$173,924

During each of the three and nine months ended September 30, 2025 and 2024, the Company recorded other income, which was driven by the generation of interest income from its cash balances. During the nine months ended September 30, 2025 and 2024, the Company recognized the receipt of a $0.1 million and a $39.6 thousand refund from the Internal Revenue Service in connection with its application of an employee retention credit for businesses. During the nine months ended September 30, 2025, the employee retention credit was offset by the write-off of the prepaid annual registration fee related to the de-listing of the Common Stock from The Nasdaq Stock Market LLC.

Liquidity and Capital Resources

Sources of Liquidity

The Company generated an operating loss of $6.2 million, a net loss of $5.9 million and cash used in operations of $3.4 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company had cash and cash equivalents of $4.1 million and $7.6 million investment in government securities. As of September 30, 2025, the Company had working capital of $11.0 million. During the nine months ended September 30, 2025, the Company received gross proceeds of $14.4 million from the issuance of Common Stock and warrants.

Given our cash and investment positions as of September 30, 2025, we believe we will have sufficient capital to sustain operations for at least twelve months from the date of the filing of our condensed financial statements. We may, if ever deemed necessary, raise funds in the future through equity or debt offerings to further accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Cash Flows

Cash Used in Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $3.4 million. During the nine months ended September 30, 2024, net cash used in operating activities was $3.3 million. Apart from the $2.5 million in depreciation, amortization and stock-based compensation, our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees, consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms (net 30).

Cash Used in Investing Activities

During the nine months ended September 30, 2025, we invested $1.1 million in product development and software development and purchased $7.5 million in government securities. During the nine months ended September 30, 2024, we purchased $23.2 thousand in equipment and website development costs and invested $1.0 million in product development and software development.

Cash Provided by Financing Activities

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Financing Activities
Proceeds from sale of common stock and warrants	$14,377,835	$4,492,198
Fees paid in connection with equity offerings	(1,830,459)	(772,580)
Common stock withheld to pay taxes	-	(4,235)
Proceeds from exercise of warrants for common stock	22,147	8,220
Series C redeemable preferred stock dividends	(225,000)	(225,000)
Net Cash Provided by Financing Activities	$12,344,523	$3,498,603

During the nine months ended September 30, 2025, we completed a registered public offering of units and pre-funded units, consisting of Common Stock, warrants and pre-funded warrants, whereby we received gross proceeds of $14.4 million. The Company also received gross proceeds from the exercise of all Pre-Funded Warrants of $22.1 thousand. The February Offering and the exercise of Pre-funded Warrants resulted in a total of $1.8 million in fees incurred. During the nine months ended September 30, 2024, we completed a registered public offering of units and pre-funded units, consisting of common stock, warrants and pre-funded warrants, whereby we received gross proceeds of $4.5 million and paid fees of $0.8 million. During the nine months ended September 30, 2025 and 2024, we paid Series C Redeemable Preferred Stock dividends amounting to $0.2 million each period.

Impact of Inflation and Tariffs

We believe that our business has been modestly impacted by inflationary trends during the past three fiscal years. However, recent activity by the U.S. administration concerning tariffs will likely increase our cost of fulfilment in the remainder of fiscal year 2025. Should inflation continue to be a factor in the worldwide economy, it may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. It is uncertain what impact new or existing tariffs, trade restrictions or retaliatory actions may have on us, the PERS industry or our customers. An escalation in trade tensions or the implementation of broader tariffs, trade restrictions or retaliatory measures on our products or components originating from countries outside the U.S. could adversely impact our ability to source necessary components, manufacture products at competitive cost, or sell our products at prices customers are willing to pay. We have been able to maintain our profit margins through higher productivity, better supply chain management, efficiency improvements, transferring much of our contract manufacturing from China and Hong Kong to Taiwan, and through other cost reduction programs.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2025, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item 3 as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. Management has concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2025, the Company granted 13,336 fully vested stock options to four non-employee directors under the Company’s 2023 Stock Incentive Plan (“2023 Plan”), all at an exercise price of $3.00 per share, in consideration for services provided to the Company.

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

LogicMark, Inc.

Date: November 13, 2025	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2025	By:	/s/ Erica Torres
Erica Torres
Vice President Corporate Controller
(Principal Accounting Officer)