Form 10-K
period 2025-12-31
LogicMark, Inc.
filed 2026-03-27
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-36616

LogicMark, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-0678374
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2801 Diode Lane

Louisville, KY 40299

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (502) 442-7911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s):	Name of each exchange on which registered:
-	-	-

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the second fiscal quarter, was approximately $2,310,286 based on a closing price of $3.01 per share on the last trading day prior to such date. Shares of Common Stock held by each director, each officer and each person who owns 10% or more of the outstanding Common Stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 906,059 shares of its Common Stock outstanding as of March 26, 2026.

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

ii

PART I

Item 1. Business

LogicMark, Inc. (quoted on the over-the-counter market under the symbol LGMK) (“LogicMark”, the “Company”, “we”, “us” or “our”) provides personal emergency response systems (“PERS”), health communications devices, and Internet of Things (“IoT”) technology that creates a connected care platform. The Company’s devices provide people with the ability to receive care at home and age independently. The Company’s PERS devices incorporate two-way voice communication technology directly in the medical alert pendant and provide life-saving technology at a customer-friendly price point aimed at everyday consumers. These PERS technologies, as well as other personal safety devices are sold direct-to-consumer through the Company’s eCommerce website and Amazon.com, through dealers and resellers, as well as directly to the United States Veterans Health Administration (“VHA”). The Company was awarded a contract by the U.S. General Services Administration (“GSA”) that enables the Company to distribute its products to federal, state, and local governments (the “GSA Agreement”).

Overview

LogicMark builds technology to remotely check, manage and monitor a loved one’s health and safety. The Company is focused on modernizing remote monitoring to help people stay safe and live independently longer. We believe there are five trends driving the demand for better remote monitoring systems:

1.	The “Silver Tsunami”. With 11,000 Baby Boomers turning 65 in the U.S. every day, there will be more older adults than children under 18 for the first time in the near future. With 65 million “Baby Boomers” in the United States, they are not only one of the largest generations, but the wealthiest. Unlike generations before them, Baby Boomers are reliant and comfortable with technology. Most of them expect to live independently at their home.

2.	Shift to At-Home Care. As it stands, the current healthcare system is unprepared for the human resource strain and is shifting much of the care elderly patients used to receive at a hospital, medical or assisted living facility to the patient’s home. The rise of digital communication to support remote care increased dramatically during the COVID-19 pandemic. The need for connected and remote monitoring devices is more necessary and in-demand than ever before.

3.	Rise of Data and IoT. Doctors and clinicians are asking patients to track more and more vital signs. Whether it’s how they’re reacting to medication or tracking blood sugar, patients and their caregivers are participating in their healthcare in unprecedented ways. Consumers are using data collected from connected devices like never before. This data can be used to prevent health emergencies as technology companies use machine learning (“ML”) / artificial intelligence (“AI”) to learn patient patterns and alert the patient and their care team of potential emergencies, leading to a switch from reacting to problems after they occur to predicting potential problems before they occur.

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

Our longstanding partnership with the VHA is a good example. LogicMark has sold over 900,000 PERS devices since 2012, of which over 700,000 devices have been sold to the U.S. government. The signing of the GSA Agreement in 2021 further strengthened our partnership with the government and expanded our ability to capture new sales. We envision a continued focus on growing the healthcare channel during 2026.

In addition to the healthcare channel and growth in sales volume through its direct-to-consumers channel, LogicMark also expects to focus on continued growth in sales volume through its dealers and resellers channel. It is estimated that approximately 30% of PERS customers fall into the business-to-business category. The business-to-business channel will be focused on healthcare facilities, assisted living providers, etc.

Data driven solutions using AI and ML are expected to help guide the growth of the PERS industry. In the healthcare, direct-to-consumer and business-to-business channels, product offerings can include 24/7 emergency response, fall detection, location tracking and geo-fencing, activity monitoring, medication management, caregiver and patient portals, concierge services, telehealth, vitals monitoring, and customer dashboards. These product offerings are primarily delivered via mobile and home-base equipment. LogicMark will also continue to pursue research and development partnerships to grow our product offering.

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
GUARDIAN ALERT 911 PLUS

●   Two-way voice communication pendant

●   Fall detection

●   Mobile device

●   Small form factor

●   911 direct dial

●   4G cellular connection; no Wi-Fi or landline necessary

●   Can be used on the go

●   6–12 month rechargeable battery life and 24-48 hour battery life

●   IP-67 Water-Resistant

●   Splash-Resistant for shower and bath

●   No monthly fee or service agreement

FREEDOM ALERT

●   Two-way voice via pendant

●   Dial friends, family, and caregivers

●   911 forwarding

●   In-Home device; Landline necessary

●   IP-67 Water-Resistant

●   Splash-Resistant for shower and bath

●   Coverage up to 600ft from base

●   4 month pendant battery life & 24 hour Emergency Back-Up Base Battery

●   No monthly fee or service arrangement

In the past, LogicMark has offered monitored products that were exclusively sold to consumers by resellers. LogicMark sold these devices to resellers, who in turn offered the monitoring component to their consumers as part of their product and service offerings. The resellers would own the device and then lease the PERS product to the consumer. The resellers would charge the consumers a monthly monitoring fee for the lease of the PERS equipment and associated monitoring service. These products were monitored by a third-party central station. During 2023, the Company began selling the LifeSentry Monitored PERS products direct-to-consumers through the Company’s website. In addition, the Company began selling the Freedom Alert Mini in the last quarter of 2023 whereby the Company would lease the PERS equipment and charge a monthly fee for monitoring services. In late 2024, the Company began selling the Freedom Alert Max, both a PERS unit and cellular phone, which detects falls and sudden movements, instantly triggering an alert for help.

PRODUCT	FEATURES
FREEDOM ALERT MINI

●    4G LTE
●    Fall Detection
●    GPS & Wi-Fi Location Services
●    24/7 US based emergency operators
●    Mobile Device
●    Geofencing Notification
●    24-48 hour Battery Life
●    Two-Way Voice Communication
●    IP-67 Water-Resistant
●    Small Form Factor
●    Free Connected Care Mobile App for iOS & Android
●    Emergency Notifications for Caregivers
●    Device Battery Monitoring
●    Device Set-Up and Bluetooth Pairing

●    Monthly monitoring fee

FREEDOM ALERT MAX

●    4G LTE

●    Fall detection

●    GPS & Wi-Fi Location Services

●    Geofencing Notification

●    Emergency caregiver video

●    Pre-programmed contacts

●    Unlimited Non-emergency calling

●    Emergency two-way calling and voice communication via Wi-Fi

●    IP-67 Water-Resistant

●    Crisis and Suicide Lifeline (988) pre-programmed

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

Bluetooth Button

●   Pairs with Aster app: Press the button three times to connect to Emergency Services

●   Clips to your keys for immediate access to Emergency Services

●   Add to a purse, backpack, or briefcase for extra peace of mind

●   200-foot Bluetooth connection range

●   5-month battery life

Industry Competition

LogicMark is focused on expanding its market position through the business-to-business, direct-to-consumer and healthcare channels. The Company enjoys a strong business relationship with the VHA, through which it serves veterans who suffer from chronic conditions that often require emergency assistance. We believe that this relationship, coupled with the GSA Agreement, gives LogicMark a solid foundation to grow its healthcare channel business.

As technology and innovation have improved, barriers to entry have been lowered in the PERS sector. This has resulted in a highly fragmented market with many competitors, mostly privately held, who are solely dedicated to providing PERS. Other competitors, some of which are divisions of large publicly traded companies, offer PERS solutions in an effort to leverage their call center operations in place for other parts of their business. Competition is also found from companies in the healthcare, telecommunications and home and commercial security sectors.

Competitors may have greater financial, technical, and personnel resources, broader distribution networks, a larger portfolio of intellectual property and customers. Success in acquiring new customers is dependent on a variety of factors, including brand and reputation, market visibility, service and product capabilities, quality, price, and the ability to identify and sell to prospective customers. Our approach is to grow our product capabilities as well as key partnerships. The Company is switching from a reactive holistic personal safety perspective approach to capturing data to anticipate potential problems. These steps are expected to help us benefit from the favorable trends and growing demand for PERS in the direct-to-consumer, healthcare and business-to-business channels. In particular, the growing demand from the aging baby boomer generation, of which 11,000 boomers turn 65 each day.

Our Care Economy and Business Strategy

The number of Americans 65 and older make up more than 18% of the US population (over 60 million people) and more than 75% of those over 50 would like to age at home. We believe that our existing PERS and medical alert systems provide this “silver tsunami” of seniors seeking to continue living independently, the ability to stay safe, comfortable, and content in their own home. Our customers’ increasingly mobile and active lifestyles have created new opportunities for us in the fast-growing market for self-monitored products and mobile technology. We plan to continue to grow our unmonitored PERS business, which for those who are on low or fixed income and/or require long charge devices, is a cost effective and potentially life-saving product. However, we continue to see strong opportunities to build and expand our business into monitored services. We plan to continue expanding our cell-based (mPERS) product line to provide a multi-layer safety support using CPaaS, LogicMark’s Care Platform as a Service, which allows us to integrate with various third-party connected and wearable devices so that we can better serve our customers whether they are at home or on-the-go. This will allow us to capture data required for predictive analysis in order to warn the caregiver of potential future problems.

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

Our Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We currently rely and will continue to rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. Since the Company’s acquisition in 2016, we have filed forty-five new patent applications, twenty-five of which have been awarded to date.

We enter into confidentiality agreements with all our employees and consultants and maintain control over access to and distribution of our technology, software, and other proprietary information.

Government Regulations

In order to sell any products to the U.S. government, companies are required to obtain approval from the GSA and must obtain a GSA authorization number. The Company obtained GSA approval to sell its products to the federal government when it was awarded the five-year GSA Agreement in July 2021 and was renewed for another five-year term in February 2026. Our U.S. government contract is subject to a large number of federal regulations and oversight requirements. Compliance with the array of government regulations requires extensive record keeping and the maintenance of complex policies and procedures relating to all aspects of our business, as well as to work performed for us by any subcontractors. In addition, government contracts are subject to audits and oversight by government inspectors at various points in the contracting process.

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

Corporate Information

History

We were incorporated in the State of Delaware on February 8, 2012. On July 25, 2016, we acquired LogicMark, LLC, which operated as a wholly owned subsidiary of the Company until December 30, 2021, when it was merged into the Company (formerly known as Nxt-ID, Inc.) along with the Company’s other subsidiary, 3D-ID, LLC. As a result of the merger, 3D-ID, LLC was liquidated. Effective February 28, 2022, the Company changed its name from Nxt-ID, Inc. to LogicMark, Inc. The Company has realigned its business strategy with that of its former LogicMark, LLC operating division, managing contract manufacturing and distribution of non-monitored and monitored PERS sold through the VHA, direct-to-consumers, healthcare durable medical equipment dealers and resellers, and monitored security dealers and resellers.

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

Employees

As of March 26, 2026, we had a total of 33 full-time employees, two part-time employees and three long-term contractors. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be very good. Our future success depends on our continuing ability to attract and retain highly qualified personnel. In addition, we have fractional independent contractors whose services we are using on an as-needed basis to assist us in all areas.

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

The Company generated an operating loss of $7.9 million and a net loss of $7.5 million for the year ended December 31, 2025, compared to an operating loss of $7.7 million and a net loss of $9.0 million for the year ended December 31, 2024. As of December 31, 2025, the Company had cash, cash equivalents, and investments of $9.5 million and stockholders’ equity of $16.3 million, compared to cash and cash equivalents and stockholders’ equity of $3.8 million and $10.4 million, respectively, as of December 31, 2024. As of December 31, 2025, the Company had working capital of $9.7 million, compared to working capital on December 31, 2024, of $3.3 million. We cannot provide any assurance that we will be able to raise additional cash from equity financing, secure debt financing, and/or generate revenue from the sales of our products. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

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

The move of our contract manufacturing from China and Hong Kong to Taiwan exposes us to certain risks with respect to regulations in Taiwan and the relationship between Tawain and the Peoples Republic of China (the “PRC”). Tensions between the PRC and Taiwan have increased significantly in recent years, presenting an elevated risk of hostilities. Significant or prolonged military or other geopolitical conflict involving the PRC and Taiwan could severely limit or prevent us from receiving our products from Taiwan, which would have a material adverse impact on our business. The manufacturing of our products depends on our operations in Taiwan, and as such, any disruption impacting Taiwan could significantly and adversely impact our ability to supply our customers with products.

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

A number of other companies engage in the business of selling PERS solutions. The market for such products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our current competitors include both emerging and developmental stage companies as well as larger companies. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

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

We also rely on other unpatented proprietary technology, trade secrets and know-how and no assurance can be given that others will not independently develop substantially equivalent proprietary technology, techniques or processes, that such technology or know-how will not be disclosed or that we can meaningfully protect our rights to such unpatented proprietary technology, trade secrets, or know-how. We require members of the Company’s board of directors (the “Board”), employees and contractors to sign non-disclosure agreements. There can be no assurance that such non-disclosure agreements will provide adequate protection for our trade secrets or other proprietary know-how.

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

Our future success depends on the continued service of management, engineering, sales and marketing personnel and our ability to identify, hire and retain experienced personnel.

Our success depends, to a significant extent, upon the efforts and abilities of members of management. We have not entered into employment agreements with most of our key employees, which we believe presents a greater risk of losing some of these key employees than if we had employment agreements with them. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. There is intense competition for qualified employees in our industry, particularly for highly skilled design, applications, engineering, and salespeople. We may not be able to continue to attract and retain developers, managers, or other qualified personnel necessary for the development of our business or to replace qualified individuals who may leave us at any time in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management employees. If we lose the services of or fail to recruit engineers or other technical and management personnel, our business could be materially harmed.

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

There can be no assurance that our PERS solutions will achieve wide acceptance by commercial consumers of such healthcare products, and/or market acceptance generally. The degree of market acceptance for products and services based on our technology will also depend upon a number of factors, including the receipt and timing of regulatory approvals, if any, and the establishment and demonstration of the ability of our proposed device to provide the level of confidence and independence in an efficient manner and at a reasonable cost. Our failure to develop a commercial product to compete successfully with existing medical technologies could delay, limit, or prevent market acceptance. Moreover, the market for new PERS devices is largely undeveloped, and we believe that the overall demand for such response systems technology will depend significantly upon public perception of the need for such a level of assistance. There can be no assurance that the public will believe that our products are necessary or that the medical industry will actively pursue our technology as a means to solve such issues. Long-term market acceptance of our products and services will depend, in part, on the capabilities, operating features and price of our products and technologies as compared to those of other available products and services. As a result, there can be no assurance that currently available products, or products under development for commercialization, will be able to achieve market penetration, revenue growth or profitability.

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

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of Common Stock constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our Common Stock, which could severely limit the market liquidity of such shares of Common Stock and impede their sale in the secondary market. In addition, since the Common Stock is not listed on a national securities exchange, it may be more difficult to trade or obtain accurate price quotations for the Common Stock and for us to raise additional capital.

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

Substantial future issuances and sales of shares of our Common Stock, including as a result of certain provisions contained in the Series C Warrants (as defined below), could cause the market price of our Common Stock to decline.

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

Additionally, at a special meeting of our stockholders held on March 27, 2025, we received stockholder approval (the “Stockholder Approval”) for the issuance of all shares of Common Stock upon the exercise of among other things, our Series C common stock purchase warrants (the “Series C Warrants”) and we subsequently filed a certificate of amendment (the “Charter Amendment”) with the Secretary of State of the State of Nevada to our articles of incorporation, as amended (“Articles of Incorporation”), in order to increase the number of authorized shares of capital stock from 110,000,000 shares to 880,000,000 shares immediately after the Special Meeting. Upon obtaining Stockholder Approval and the filing of the Charter Amendment, the Series C Warrants became immediately exercisable. Certain anti-dilutive provisions in the Series C Warrants provide that the exercise prices of the Series C Warrants will be reduced upon the Company obtaining Stockholder Approval to the lowest VWAP (as defined in the Series C Warrants) of the Common Stock within a set period before and after such Stockholder Approval, subject to a floor price of $88.50 per share, with the number of shares of Common Stock issuable upon exercise of such Series C Warrants to be increased proportionately such that the aggregate exercise price of such Series C Warrants remains the same. The trading prices of the Common Stock during such measurement period were below such floor price, and consequently upon exercise, the exercise prices of the Series C Warrants became equal to such floor price, and the number of shares of Common Stock issuable increased proportionately as a result. Holders of the Series C Warrants have commenced exercising and may continue to exercise such Series C Warrants. Such issuance of shares of Common Stock will result in significant dilution to our stockholders.

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

Additionally, the holder of our shares of Series C non-convertible voting preferred stock, par value $0.0001 per share (the “Series C Preferred Stock”) is entitled to receive dividends pursuant to the certificate of designations, preferences and rights of the Series C Preferred Stock (the “Series C Certificate of Designations”). The Series C Certificate of Designations requires us to pay cash dividends on our Series C Preferred Stock on a quarterly and cumulative basis at a rate of five percent (5%) per annum commencing on the date of issuance of such shares, which rate increases to fifteen percent (15%) per annum in the event that the Company’s market capitalization is $50 million or greater for thirty consecutive days. We are currently obligated to declare and pay $75,000 in quarterly dividends on our shares of Series C Preferred Stock. The certificate of designation of preferences, rights and limitations (the “Series F Certificate of Designation”) of our Series F convertible preferred stock, par value $0.0001 per share (the “Series F Preferred Stock”) required us to pay dividends on our Series F Preferred Stock at a rate of ten percent (10%) per annum commencing on the date of issuance of such shares, which were payable until the earlier of the date on which such shares were converted or twelve months from such date of issuance, as applicable. As of the date of this Report, we are no longer obligated to declare and pay dividends on outstanding shares of Series F Preferred Stock, as such shares were issued over twelve months prior to such date, and an aggregate of approximately 3 shares of Common Stock were paid as dividends to the holder of our shares of Series F Preferred Stock.

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

Our Chief Risk Officer (“CRO”) with the assistance of IT support, plays a pivotal role in informing the Audit Committee on cybersecurity risks. She provides comprehensive briefings directly to the Board of Directors, as needed. These briefings encompass a broad range of topics, including any emerging threats, the status of ongoing cybersecurity initiatives, and incident reports and learnings from any cybersecurity events that may occur. The Audit Committee actively participates and offers guidance in strategic decisions related to cybersecurity. This involvement helps ensure that cybersecurity considerations are integrated into our broader strategic objectives.

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

Item 2. Properties.

Our principal executive offices are located at 2801 Diode Lane, Louisville, Kentucky 40299. On April 23, 2025, we renewed our five-year lease agreement for warehouse space at the Louisville, Kentucky facility. The current monthly rent for the space is $7,250 and this lease agreement expires in August 2030.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On October 28, 2025, we effected a one-for-seven hundred fifty reverse stock split (the “Reverse Stock Split”) of all of our outstanding shares of Common Stock. Unless the context expressly indicates otherwise, all references to share and per share amounts referred to hereafter, including in this Item 5, reflect the amounts after giving effect to the Reverse Stock Split.

Market Information

Effective June 2, 2025, our Common Stock has been listed on the over-the-counter market operated by The OTC Market Group, Inc. under the symbol “LGMK.”

As of March 26, 2026, there were approximately 93 holders of record of our Common Stock. This number does not include shares of Common Stock held by brokerage clearing houses, depositories, or others in unregistered form.

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

Recent Sales of Unregistered Securities

On January 2, 2025 and November 3, 2025, the Company granted Chia-Lin Simmons, our CEO, 156 and 74,800, respectively, shares of restricted Common Stock under the Company’s 2023 Stock Incentive Plan (“2023 Plan”), in accordance with the terms of her employment agreement with the Company. Such shares vest over four years commencing on January 2, 2026 and November 3, 2026, respectively, with a quarter to vest on the anniversary of the grant, and thereafter in quarterly amounts until the entire award has vested, so long as Ms. Simmons remains in the service of the Company.

On January 2, 2025 and November 3, 2025, the Company granted Mark Archer, our CFO, 54 and 25,000, respectively, shares of restricted Common Stock under the 2023 Plan. Such shares vest over four years commencing on January 2, 2026 and November 3, 2026, respectively, with a quarter to vest on the anniversary of the grant, and thereafter in quarterly amounts until the entire award has vested, so long as Mr. Archer remains in the service of the Company.

On January 2, 2025, the Company granted an aggregate of 36 fully vested options to purchase shares of Common Stock to the independent members of the Board under the 2023 Plan. On April 1, 2025, the Company granted an aggregate of 2,668 fully vested options to purchase shares of Common Stock to the independent members of the Board under the 2023 Plan. On July 1, 2025, the Company granted an aggregate of 13,336 fully vested options to purchase shares of Common Stock to the independent members of the Board under the 2023 Plan. On October 1, 2025, the Company granted an aggregate of 16,668 fully vested options to purchase shares of Common Stock to the independent members of the Board under the 2023 Plan. On November 18, 2025, the Company granted an aggregate of 83,332 fully vested options to purchase shares of Common Stock to the independent members of the Board under the 2023 Plan. Additionally, during the year ended December 31, 2025, the Company issued an aggregate of 73,953 stock options vesting over a period of four years to employees at an average exercise price of $3.27 per share.

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

Fiscal Year 2025 Highlights

February 2025 Registered Public Offering

On February 18, 2025 (the “Closing Date”), the Company, in connection with a best efforts public offering (the “February Offering”), sold an aggregate of (x) 3,014 units of the Company (the “Units”) at an offering price of $442.50 per Unit, consisting of (i) 3,014 shares (the “Shares”) of Common Stock, (ii) Series C Warrants to purchase up to 3,014 shares of Common Stock, and (iii) Series D Warrants to purchase up to 3,014 shares of Common Stock; and (y) 29,529 pre-funded units of the Company (the “Pre-Funded Units”) at an offering price $441.75 per Pre-Funded Unit, consisting of (i) pre-funded common stock purchase warrants exercisable for up to 29,529 shares of Common Stock at $0.75 per share (the “Pre-Funded Warrants”), (ii) Series C Warrants exercisable for up to 29,529 shares of Common Stock and (iii) Series D Warrants exercisable for up to 29,529 shares of Common Stock, pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-284135), filed by the Company with the SEC under the Securities Act, which the SEC declared effective on February 14, 2025, and (ii) the Registration Statement on Form S-1MEF (File No. 333-284997) filed by the Company with the SEC on February 14, 2025 pursuant to Rule 462(b) of the Securities Act and securities purchase agreements, each dated February 18, 2025, between the Company and each of the purchasers signatory thereto (the “February Purchasers”). On the Closing Date, the Company received gross proceeds of approximately $14.4 million, before deducting placement agent commissions and estimated Offering expenses. The Company has begun to use the net proceeds from the Offering for continued new product development, working capital and other general corporate purposes.

As of March 26, 2026, the February Purchasers exercised all Pre-Funded Warrants for an aggregate of 29,529 shares of Common Stock and exercised all Series D Warrants for an aggregate of 732,202 shares of Common Stock on an alternative cashless basis.

Stockholder Approval at Special Meeting and Amendment to Articles of Incorporation

On March 26, 2026, the Company held the Special Meeting, at which, among other actions, the Company’s stockholders approved the issuance of all shares of Common Stock upon the exercise of the Warrants, as well as the filing of the Charter Amendment, whereupon the Company filed the Charter Amendment on the same day to increase the number of authorized shares of the Company’s capital stock from 110,000,000 shares to 880,000,000 shares, of which 800,000,000 shares are classified as Common Stock and 80,000,000 shares are classified as “blank check” preferred stock, par value $0.0001 per share. Upon the filing of the Charter Amendment, all of the Warrants became immediately exercisable, and as of March 26, 2026 all holders of Series D Warrants exercised such warrants for an aggregate of 732,202 shares of Common Stock. For more information, see the Current Report on Form 8-K filed by the Company with the SEC on March 27, 2025.

Nasdaq Compliance and Trading on OTC

On March 20, 2025, the Company received a written notification from Nasdaq indicating that the Company was not in compliance with the Minimum Bid Price Requirement because the Company’s closing bid price for the Common Stock was below $1.00 per share for the prior thirty (30) consecutive business days. The Company requested a hearing before a Nasdaq hearings panel to appeal such determination and to address compliance with the Minimum Bid Price Requirement, which was set on April 29, 2025. Effective June 2, 2025, the Company’s common stock has been publicly quoted on a market operated by the OTC Markets Group Inc. under the symbol “LGMK” as a result of the determination by Nasdaq to delist the Common Stock solely due to the Company’s non-compliance with Nasdaq’s minimum bid price requirement.

Reverse Stock Split

On October 28, 2025, a 1-for-750 reverse stock split of the Company’s outstanding shares of Common Stock and Series C Preferred Stock became effective (collectively, the “Reverse Stock Split”), whereby every 750 shares of Common Stock and Series C Redeemable Preferred Stock was consolidated into 1 share of each such class following the Reverse Stock Split, with fractional shares rounded up to the nearest whole share.

Results of Operations

Year ended December 31, 2025, compared with the year ended December 31, 2024.

Revenue, Cost of Goods Sold, and Gross Profit

	Twelve Months Ended
	December 31,
	2025	2024	$ Change	% Change
Revenue	$11,425,463	$9,901,987	$1,523,476	15%
Cost of Goods Sold	3,794,862	3,285,994	508,868	15%
Gross Profit	$7,630,601	$6,615,993	$1,014,608
Profit Margin	67%	67%

We experienced a $1.5 million increase in revenue for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase in revenue was primarily related to an increase in our sales for our Freedom Alert Mini.

Gross profit margin for the year ended December 31, 2025, was 67%, flat compared to the year ended December 31, 2024.

Operating Expenses

	Twelve Months Ended
	December 31,
	2025	2024	$ Change	% Change
Direct operating cost	$1,420,813	$1,338,758	$82,055	6%
Advertising cost	403,494	557,783	(154,289)	(28)%
Selling and marketing	3,020,660	2,277,698	742,962	33%
Research and development	617,369	558,621	58,748	11%
General and administrative	7,857,086	7,626,124	230,962	3%
Other expense	169,992	317,313	(147,321)	(46)%
Depreciation and amortization	2,040,479	1,610,427	430,052	26%
Total Operating Expenses	$15,529,893	$14,286,724	$1,243,169

Direct Operating Cost

The $0.1 million increase in direct operating cost for the year ended December 31, 2025, compared to December 31, 2024, was primarily driven by costs associated with the increase in revenue.

Advertising Costs

The $0.2 million decrease in advertising costs for the year ended December 31, 2025, compared to December 31, 2024, was primarily driven by the reduction in spending on sales to the business-to-consumer channel partially offset by spending on sales through the business-to-business channel.

Selling and Marketing

The $0.7 million increase in selling and marketing expense for the year ended December 31, 2025, compared to December 31, 2024, was driven by an increase in sales consultants’ fees and their related expenses and an increase in recruitment costs for new sales leadership.

Research and Development

The $0.1 million increase in research and development expenses for the year ended December 31, 2025, compared to December 31, 2024, was primarily driven by an increase in consulting expenses to support our move of contract manufacturing from China to Taiwan.

General and Administrative

General and administrative costs increased $0.2 million for the year ended December 31, 2025, compared to December 31, 2024. This was mostly driven by an increase in consulting fees and higher legal fees.

Other Expense

Other expense decreased $0.1 million for the year ended December 31, 2025, compared to December 31, 2024. The decrease was mostly driven by the termination of employees during such period that resulted in severance, as compared to December 31, 2024.

Depreciation and Amortization

The $0.4 million increase in depreciation and amortization for the year ended December 31, 2025, compared to December 31, 2024, was primarily driven by a full year of amortization for products and software that were released in 2024.

Other Income and Expense, Net

	Twelve Months Ended
	December 31,
	2025	2024	$ Change	% Change
Interest income	$397,658	$160,664	$236,994	148%
Other income (expense), net	49,060	(1,483,732)	1,532,792	(103)%
Total Other Income (Expense), Net	$446,718	$(1,323,068)	$1,769,786	(134)%

During the fiscal year ended 2025, the Company recorded $0.4 million of interest income generated from its cash and investment balances and the receipt of $0.1 million in other income related to a refund from the Internal Revenue Service in connection with its application of an employee retention credit for businesses.

During the fiscal year ended 2024, the Company recorded $0.2 million of interest income generated from its cash balances, the receipt of $39.6 thousand in other income related to a refund from the Internal Revenue Service in connection with its application of an employee retention credit for businesses and $1.5 million of other expenses due to the fair value assessment of the Series H Convertible Non-Voting Preferred Stock, $0.0001 par value per share (the “Series H Preferred Stock”) that was issued to current and former holders of the Company’s Series B warrants to purchase Common Stock.

Provision for Income Taxes

For the year ended December 31, 2025, the Company recorded a tax provision of $14.9 thousand, or (0.21)% of the loss before income taxes. For the year ended December 31, 2024, the Company recorded a tax provision of $9.9 thousand, or (0.11)% of the loss before income taxes, which differed from the tax benefit at the 21% statutory rate primarily due to changes in the valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

The Company generated an operating loss of $7.9 million, a net loss of $7.5 million and cash used in operating activities of $5.1 million for the year ended December 31, 2025. As of December 31, 2025, the Company had cash and cash equivalents of $3.6 million and investments of $5.9 million. At December 31, 2025, the Company had working capital of $9.7 million, compared to working capital as of December 31, 2024 of $3.3 million.

Given our cash and investment position as of December 31, 2025, we believe we will have sufficient capital to sustain operations for at least twelve months from the date of the filing of our financial statements. We may, if deemed necessary, raise funds in the future through equity or debt offerings to further accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Cash Flows

Cash Used in Operating Activities

During the year ended December 31, 2025, net cash used in operating activities was $5.1 million. During the year ended December 31, 2024, net cash used in operating activities was $4.3 million. Apart from the $3.3 million and $3.2 million, for the periods ended December 31, 2025 and 2024, respectively, in depreciation, amortization and stock based compensation, our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms (net 30).

Cash Used in Investing Activities

During the year ended December 31, 2025, we invested $0.1 million in equipment and website development, invested $1.4 million in product and software development, purchased $10.5 million in U.S. government securities and sold/redeemed $4.6 million in U.S. government securities. During the year ended December 31, 2024, we purchased $25.6 thousand in equipment and website development and invested $1.4 million in product and software development.

Cash Provided by Financing Activities

	Twelve Months Ended December 31,
Cash flows from Financing Activities	2025	2024
Proceeds from sale of common stock and exercise of warrants	$14,377,835	$4,492,198
Fees paid in connection with equity offerings	(1,978,929)	(1,210,540)
Common stock withheld to pay taxes	-	(4,235)
Warrants exercised for common stock	22,147	146,654
Series C redeemable preferred stock dividends	(300,000)	(300,000)
Net Cash Provided by Financing Activities	$12,121,053	$3,124,077

During each of the fiscal years ended 2025 and 2024, we paid $0.3 million of dividends on our Series C Preferred Stock. During the fiscal year ended 2025, we completed a registered public offering of units and pre-funded units, consisting of Common Stock, warrants and pre-funded warrants, whereby we received gross proceeds of $14.4 million. In addition, we received gross proceeds of $22.1 thousand from the exercise of all pre-funded warrants. The February Offering and the exercise of pre-funded warrants resulted in a total of $2.0 million in fees incurred.

During the fiscal year ended 2024, we completed a registered public offering of Common Stock and warrants, whereby we received gross proceeds of $4.5 million and paid fees of $1.2 million. In addition, we received proceeds of $0.1 million from the exercise of certain holders’ warrants for shares of Common Stock.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on conditions in the U.S. in general. During the year ended December 31, 2025, we continued to build a durable business model, a recurring revenue base to generate significant cash flow, to invest in efficient growth and to develop innovative software and services solutions to expand into the broader Care Economy. We continued to invest in a number of new verticals in the consumer, pro-care/healthcare and corporate benefits lines of business and expanded further into our established government line of business. During the year ended December 31, 2025, we continued to invest in innovative software and services solutions and continued to invest in the expansion of consumer, pro-care/healthcare and government lines of our business.

We believe that our business has been modestly impacted by inflationary trends during the past four fiscal years. However, recent activity by the U.S. administration concerning tariffs will likely increase our cost of fulfilment in fiscal year 2026. Should inflation continue to be a factor in the worldwide economy, it may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. It is uncertain what impact new or existing tariffs, trade restrictions or retaliatory actions may have on us, the PERS industry or our customers. An escalation in trade tensions or the implementation of broader tariffs, trade restrictions or retaliatory measures on our products or components originating from countries outside the U.S. could adversely impact our ability to source necessary components, manufacture products at competitive cost, or sell our products at prices customers are willing to pay. We have been able to maintain our profit margins through higher productivity, better supply chain management, efficiency improvements, transferring much of our contract manufacturing from the Peoples Republic of China and Hong Kong to Taiwan, and through other cost reduction programs.

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

Critical Accounting Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. Items subject to such estimates and assumptions could include: the carrying amount and estimated useful lives of long-lived assets; assumptions used in the preparation of the goodwill impairment test; the fair value of acquired assets and liabilities, stock based compensation, income taxes, allowance for credit losses, long lived assets, financial instruments and inventories; income tax recoverability of deferred tax assets, and provisions, standalone selling price for subscription revenue, recognition period for subscription revenue, among others.

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

Revenue Recognition

We enter into contracts with customers that may include combinations of product and subscription services, resulting in arrangements containing multiple performance obligations. The Company’s revenues primarily consist of product sales to either end customers or to resellers. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payment terms are generally due upfront. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates, or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are primarily recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when the Company ships or delivers the product from its fulfilment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, or (ii) when the product arrives at its destination.

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

The Company offers leased products coupled with monthly subscription services. We account for the revenue from its lease contracts by utilizing the single component accounting policy. This policy requires the Company to account for, by class of underlying asset, the lease component and non-lease component(s) associated with each lease as a single component if two criteria are met: (1) the timing and pattern of the lease component and the non-lease component are the same and (2) the lease component would be classified as an operating lease, if accounted for separately. The Company has determined that the leased product meets the criteria to be an operating lease and has the same timing and pattern of transfer as the monthly subscription services. The Company has elected the lessor practical expedient within ASC 842, Leases (“ASC 842”) and recognizes, measures, presents, and discloses the revenue for the new offering based upon the predominant component, either the lease or non-lease component. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers (“ASC 606”) for its leased product for which it has estimated that the non-lease components of the new offering is the predominant component of the contract.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2025.

Management has concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in the report entitled Internal Control-Integrated Framework published by COSO. Management has completed an evaluation under the criteria set forth in Internal Control-Integrated Framework, and as such our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2025, covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our executive officers and directors and their ages and positions are as follows:

			Date First Elected or
Name	Age	Position	Appointed
Chia-Lin Simmons	52	Chief Executive Officer and Director	June 14, 2021
Mark Archer	69	Chief Financial Officer	July 15, 2021
Robert Curtis	70	Director	July 25, 2018
John Pettitt	63	Director	March 15, 2022
Barbara Gutierrez	63	Director	May 17, 2022
Carine Schneider	61	Chairwoman of the Board	October 27, 2023

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

Mark Archer, Chief Financial Officer

Mark Archer has served as the permanent Chief Financial Officer (“CFO”) of the Company since February 15, 2022, and previously served as our Interim CFO from July 15, 2021, to February 15, 2022. Mr. Archer also serves as a partner at FLG Partners, a Silicon Valley CFO and board advisory consultancy firm. Mr. Archer has over 40 years of financial and operational experience, including assignments in high growth technology and consumer products companies. From 2017 to 2020, Mr. Archer served as Executive Vice President and Chief Financial Officer of Saxco International LLC, a private equity owned middle market distributor of glass and other rigid packaging solutions to the wine, beer and spirits industries. From 2016 to 2018, Mr. Archer served as President and Chief Executive Officer of Swarm Technology LLC, a growth stage technology company selling product and subscription services based on IoT architecture. From 2012 to 2015 Mr. Archer was President of WSS, an omni-channel retailer of premium athletic footwear and related products, now a division of Dick’s Sporting Goods. He has served as either Chief Financial Officer or Chief Executive Officer at a number of other public and privately held companies. Mr. Archer received both his B.S. degree in Business Administration and an M.B.A. in Finance, from the University of Southern California, where he was a Presidential Scholar.

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

Barbara Gutierrez, Director

Barbara Gutierrez has served as a director of the Company since May 17, 2022. Ms. Gutierrez began her career in public accounting and has directed and improved the financial operations of public, private equity, and privately held companies, with extensive experience with capital transactions including initial public offerings, debt and equity capital raises, and merger and acquisition transactions. She previously served as CFO of Modivcare, Inc. (Nasdaq: MODV) from 2023 to 2025 and previously served as CFO of InnovAge Holding Corp. (Nasdaq: INNV) from 2017 to 2023. She has served as Chief Financial Officer and Chief People Services Officer for Hero Practice Services and in senior leadership roles at Strad Energy Services, Jones Knowledge Group, PhyCor, and HCA HealthOne. She has also served as a board member of Jones International University, Camp Fire Girls of Colorado (where she served as treasurer of the Board), and corporate secretary for Strad Energy Services, formerly a TSX-traded company and currently serves on the Advisory Board of the University of Denver School of Accountancy. Ms. Gutierrez is a graduate, magna cum laude, of the University of Denver, and is a certified public accountant and chartered global management accountant. Ms. Gutierrez is qualified to serve on the Board because she is an accomplished leader with more than 30 years of experience in executive and financial leadership roles with high growth, entrepreneurial companies in a range of industries.

Carine Schneider, Director

Carine Schneider has served as director of the Company since October 27, 2023 and as Chairwoman of the Board since April 1, 2025. She is an experienced and well-connected leader and author in the private market and global compensation industry with deep experience working in consulting, technology & financial services. Since June 2023, Ms. Schneider has served as co-founder of Compass Strategic Advisors, a strategic advisory firm, based in Menlo Park, California. She was named one of the 100 Influential Women in Silicon Valley by the Silicon Valley Business Journal (2017), one of “17 Women to Watch” in 2017 by Brown Brothers Harriman Center on Women and Wealth and received the 2019 ProShare Award for Services to Employee Share Ownership. In March 2022 she was named one of the 20 Most Inspiring Women Leaders by Women Leaders Magazine. In 2021, she published her first book, “The Democratization of the Private Market”. Ms. Schneider was formerly the President, Nasdaq Private Market (NPM), CEO of Certent (now Insight Software), founder and CEO of Global Shares, Partner at PwC, Director of Strategic Planning with Morgan Stanley, served as President of AST Private Company Solutions, Inc. from January 2019 to June 2023, and was the Leader of the Global Stock Plan Services at Towers Watson. Ms. Schneider served on the Board of Directors of Certent, Global Shares and The Professional Business Women of California (PBWC). In 1992, Ms. Schneider was the founding Executive Director of the National Association of Stock Plan Professionals (NASPP). In 1999, Ms. Schneider founded the Global Equity Organization (GEO). Ms. Schneider has served as Chair Emeritus in for GEO since July 2017. Ms. Schneider was also a founding Board Member of the Santa Clara University CEP Program, having served as its Chair twice. Ms. Schneider started her career and worked as a Manager of Shareholder Relations at Oracle Corporation, where she assisted in the initial public offering and managed all aspects of the company’s various stock plans. She received her degree in Psychology & Sociology from the University of California, Santa Cruz. She is a frequent speaker at conferences around the world, including President Obama’s 2016 Global Entrepreneurial Summit. She was invited to join the inaugural class of Fellow Global Equity (FGE) in 2019. We believe that Ms. Schneider is qualified to serve on the Board because she has significant financial expertise, consulting, global compensation, entrepreneurial, and technological expertise.

Board Committees

Our Board has an audit committee (“Audit Committee”), a compensation committee (“Compensation Committee”) and a corporate governance and nomination committee (“Corporate Governance and Nomination Committee”). Each committee has a charter, which is available on our website at www.logicmark.com. Information contained on our website is not incorporated herein by reference. Each of the Board committees has the composition and responsibilities described below. As of March 26, 2026, the members of such committees are:

Audit Committee – Barbara Gutierrez*(1), Robert Curtis, and John Pettitt

Compensation Committee –Robert Curtis*, Carine Schneider, and John Pettitt

Corporate Governance and Nomination Committee – John Pettitt*, Barbara Gutierrez, and Carine Schneider

*	Indicates Committee Chair

(1)	Indicates Audit Committee Financial Expert

Audit Committee

We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Barbara Gutierrez, Robert Curtis, and John Pettitt. Although, The OTCID does not have any director independence requirements, Mr. Pettitt, Dr. Curtis, and Ms. Gutierrez are each “independent” within the meaning of Rule 10A-3 under the Exchange Act. Our Board has determined that Ms. Gutierrez shall serve as the “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. In addition, Ms. Gutierrez serves as Chairperson of the Audit Committee.

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

In 2025, the Audit Committee held four (4) electronic or virtual meetings, at which all of the members of the then current Audit Committee were present.

The Audit Committee operates under a written charter adopted by our Board that satisfies the applicable standards of Nasdaq.

Compensation Committee

The members of our Compensation Committee are Robert Curtis, John Pettitt and Carine Schneider. Although, the OTC does not have any director independence requirements, Mr. Pettitt, Dr. Curtis, and Ms. Schneider are each “independent” within the meaning of the Nasdaq Rules. In addition, each member of the Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. The Compensation Committee assists the Board in the discharge of its responsibilities relating to the compensation of the members of the Board and our executive officers. Dr. Curtis serves as Chairperson of the Compensation Committee.

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

In 2025, the Compensation Committee held four (4) electronic or virtual meeting, at which all of the members of the then current Compensation Committee were present.

The Compensation Committee operates under a written charter adopted by our Board that satisfies the applicable standards of Nasdaq.

Corporate Governance and Nomination Committee

The members of the Corporate Governance and Nomination Committee are John Pettitt, Barbara Gutierrez, and Carine Schneider. Although, the OTCID does not have any director independence requirements, Mr. Pettitt, and Mses. Gutierrez and Schneider are each “independent” within the meaning of the Nasdaq Rules. In addition, each member of the Corporate Governance and Nomination Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. One of the main purposes of the Corporate Governance and Nomination Committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. Mr. Pettitt serves as Chairman of the Corporate Governance and Nomination Committee.

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

In 2025, the Corporate Governance and Nomination Committee did not hold a meeting; all Committee matters were discussed with the Board as a whole.

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

Delinquent Section 16(a) Reports

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. Based solely upon a review of these reports filed electronically with the SEC and certain written representations provided to us by such persons, we believe that all reports required to be filed by our directors, executive officers and holders of more than 10% of our Common Stock pursuant to Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2025 were filed on a timely basis, except for (i) one late Form 3, one late Form 4 and one late Form 5 for Erica Torres with respect to four transaction not reported on a timely basis and (ii) one late Form 4 for each Robert Curtis, John Pettitt, Carine Schneider and Barbara Gutierrez, in each case with respect to one transaction not reported on a timely basis.

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

Item 11. Executive Compensation.

All disclosure relating to the shares of Common Stock under this “Executive Compensation” section reflects the Reverse Stock Split that became effective on October 28, 2025.

Summary Compensation Table for Fiscal Years 2025 and 2024

The following table sets forth all plan and non-plan compensation for the last two fiscal years paid to individuals who served as the Company’s principal executive officers, as required by Item 402(m)(2) of Regulation S-K of the Securities Act. We refer to these individuals collectively as our “named executive officers.”

						Nonequity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(3)	($)	($)	($)	($)(4)	($)
Chia-Lin Simmons	2025	500,000	230,000	265,260	-	-	-	38,451	1,033,711
Chief Executive Officer (1)	2024	500,000	350,000	46,200	-	-	-	38,839	935,039
Mark Archer	2025	559,344	103,793	90,750	-	-	-	25,895	779,782
Chief Financial Officer (2)	2024	537,392	-	-	-	-	-	41,688	579,080

(1)	Ms. Simmons was appointed the Company’s CEO and member of the Board on June 14, 2021. Ms. Simmons has been granted (a) 3 shares of restricted Common Stock that vest over four years commencing April 3, 2024, with a quarter vested on April 3, 2025 and the remaining number of such shares to vest at the rate of 6.25% of each three-month period thereafter until the entire award has vested, (b) 156 shares of restricted Common Stock that vest over four years commencing January 2, 2025, with a quarter vested on January 2, 2026 and the remaining number of such shares to vest at the rate of 6.25% of each three-month period thereafter until the entire award has vested, and (c) 74,800 shares of restricted Common Stock that vest over four years commencing November 3, 2025, with a quarter vested on November 3, 2026 and the remaining number of such shares to vest at the rate of 6.25% of each three-month period thereafter until the entire award has vested, so long as Ms. Simmons remains in the service of the Company.

(2)	Mr. Archer was appointed the Company’s Interim CFO on July 15, 2021, and was appointed the Company’s permanent CFO on February 15, 2022. Salary reflects compensation received by FLG Partners, LLC (“FLG Partners”) for Mr. Archer’s services along with his salary from the Company. Additional details regarding Mr. Archer’s compensation are summarized below under “Employment Agreements.” Mr. Archer and FLG Partners were granted (a) 51 and 3 shares of restricted Common Stock, respectively, that vest over four years commencing on January 2, 2025, with a quarter vested on January 2, 2026, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested and (b) 23,750 and 1,250 shares of restricted Common Stock, respectively, that vest over four years commencing on November 3, 2025, with a quarter vested on November 3, 2026, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested, provided, however, that if Mr. Archer or FLG Partners terminates or ceases to provide services during such three-month period, the portion of the shares that would otherwise vest at the end thereof will vest as of Mr. Archer’s and FLG Partners’ termination or cessation of services.

(3)	Amounts reported in this column reflect the grant date fair value of the restricted stock award granted during the fiscal years ended December 31, 2025, and 2024, as computed in accordance with Financial Accounting Standards Board (“FASB”) ASC 718.

(4)	Other compensation includes primarily employer-paid health insurance.

Employment Agreements

Chia-Lin Simmons

On November 2, 2022, the Company executed an executive employment agreement (the “Simmons Agreement”) with Ms. Simmons, effective as of June 14, 2022, and which supersedes prior employment agreement entered into with Ms. Simmons in 2021. The term of the Simmons Agreement commenced on June 14, 2022. In December 2024, the Board approved an extension to the Simmons Agreement for an additional year, and the Company and Ms. Simmons formalized such extension on May 17, 2025, as reported in the Company’s Current Report on Form 8-K, filed with the SEC on May 21, 2025.  Pursuant to the Simmons Agreement, Ms. Simmons will receive an annual base salary of $500,000 (the “Base Salary”) and will be eligible to receive an annual bonus as of such effective date (the “Annual Bonus”). The Annual Bonus will have a maximum amount of 100% of Ms. Simmons’ base salary and is contingent upon Ms. Simmons meeting certain annual goals (the “Annual Bonus Goals”) as approved by the Board. Following the close of each fiscal year, the Board’s compensation committee will determine the Annual Bonus within the guidance under the Annual Bonus Goals. The Simmons Agreement also provides that subject to the approval of the Board, Ms. Simmons will be granted restricted shares of Common Stock from time to time during the term of the Simmons Agreement so that the aggregate number of such restricted shares of Common Stock held of record by Ms. Simmons at all times during such term equals six percent (6%) of the Company’s aggregate issued and outstanding stock as of the applicable date of grant. The Simmons Agreement also provides for certain employee benefits.

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

Other Compensation

We provide standard health insurance benefits to our executive officers, as we do with all other eligible employees. We believe these benefits are consistent with the broad-based employee benefits provided at the companies with whom we compete for talent and therefore are important to attracting and retaining qualified employees. Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our named executive officers during the years ended December 31, 2025, and 2024. We do not have any pension, or profit-sharing programs for the benefit of our directors, officers, or other employees. The Board may recommend adoption of one or more such programs in the future.

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

Outstanding Equity Awards at 2025 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by our named executive officers as of December 31, 2025. Each award to each named executive officer is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (8)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chia-Lin Simmons (1) (2) (3) (4)	-	-	-	-	-	74,958	360,432	-	-
Mark Archer (5) (6) (7)	-	-	-	-	-	25,055	114,603	-	-

(1)	Ms. Simmons was granted 4 shares of restricted Common Stock that vest over four years commencing on July 3, 2023, with a quarter to vest on July 3, 2024, with the remaining number of such shares to vest at the rate of 6.25% for each of the three-month period thereafter until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for such quarter.

(2)	Ms. Simmons was granted 3 shares of restricted Common Stock that vest over four years commencing on April 3, 2024, with a quarter vested on April 3, 2025, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for such quarter.

(3)	Ms. Simmons was granted 156 shares of restricted Common Stock that vest over four years commencing on January 2, 2025, with a quarter vested on January 2, 2026, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for such quarter.

(4)	Ms. Simmons was granted 74,800 shares of restricted Common Stock that vest over four years commencing on November 3, 2025, with a quarter vested on November 3, 2026, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for such quarter.

(5)	Mr. Archer and FLG Partners were granted 2 and 1 share(s) of restricted Common Stock, respectively, that vest over four years commencing on July 3, 2023, with a quarter vested on July 3, 2024, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested, provided, however, that if Mr. Archer or FLG Partners terminates or ceases to provide services during such three-month period, the portion of the shares that would otherwise vest at the end thereof will vest as of Mr. Archer’s or FLG Partners’ termination or cessation of services.

(6)	Mr. Archer and FLG Partners were granted 51 and 3 shares of restricted Common Stock, respectively, that vest over four years commencing on January 2, 2025, with a quarter vested on January 2, 2026, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested, provided, however, that if Mr. Archer or FLG Partners terminates or ceases to provide services during such three-month period, the portion of the shares that would otherwise vest at the end thereof will vest as of Mr. Archer’s or FLG Partners’ termination or cessation of services.

(7)	Mr. Archer and FLG Partners were granted 23,750 and 1,250 shares of restricted Common Stock, respectively, that vest over four years commencing on November 3, 2025, with a quarter vested on November 3, 2026, with the remaining number of such shares to vest at the rate of 6.25% for each three-month period thereafter until the entire award has vested, provided, however, that if Mr. Archer or FLG Partners terminates or ceases to provide services during such three-month period, the portion of the shares that would otherwise vest at the end thereof will vest as of Mr. Archer’s or FLG Partners’ termination or cessation of services.

(8)	Amounts reflect the grant date fair value of such award granted, as computed in accordance with FASB ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

Director Compensation for Fiscal Year 2025

During the year ended December 31, 2025, each of our non-employee directors earned fees paid or to be paid in cash and stock options for serving on our Board. Such compensation was paid to each director in quarterly installments. The following table reflects all compensation awarded to and earned by the Company’s directors for the fiscal year ended December 31, 2025.

Name	Fees Earned ($)	Stock Awards ($)	Stock Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Barbar Gutierrez	75,800	-	60,132	-	-	8,311	144,243
Carine M. Schneider	90,939	-	60,132	-	-	3,902	154,973
John Pettitt	79,381	-	60,132	-	-	-	139,513
Robert Curtis	72,271	-	60,132	-	-	6,637	139,040

(1)	Such board directors each received stock options, which were exercisable for shares of Common Stock at an average price of approximately $2.07 per share.

(2)	The Company reimbursed such directors for travel-related expenses.

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

During the year ended December 31, 2025, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 26, 2026, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding voting securities;

●	each of our named executive officers;

●	each of our directors; and

●	all of our named executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are convertible into or exercisable for shares of Common Stock, Series C Preferred Stock or Series F Preferred Stock within sixty (60) days of March 26, 2026. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the holders named in the table below have sole voting and investment power with respect to all shares of Common Stock, Series C Preferred Stock or Series F Preferred Stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our Common Stock, Series C Preferred Stock and Series F Preferred Stock held by each holder or group of holders named above, any shares of Common Stock, Series C Preferred Stock or Series F Preferred Stock that such holder or holders has the right to acquire within sixty (60) days of March 26, 2026 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other holder. The presentation of the shares of Common Stock and Series C Preferred Stock on the following table reflects the Reverse Stock Split that became effective on October 28, 2025. The inclusion herein of any shares of Common Stock, Series C Preferred Stock or Series F Preferred Stock listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of each beneficial owner listed in the table below is c/o LogicMark, Inc., 2801 Diode Lane, Louisville, KY 40299.

	Shares Beneficially Owned
	Common Stock		Series C Preferred Stock		Series F Preferred Stock		%Total Voting
Name of Beneficial Owner	Shares	% (1)	Shares	%	Shares	%	Power (1)(2)
Non-Director or Officer 5% Stockholders:
Alpha Capital Anstalt (3)	11	*	-	-	106,333	100%	*
Giesecke+Devrient Mobile Security America, Inc. (4)	-	-	1	100%	-	-	-
Directors and Executive Officers:
Chia-Lin Simmons (5) Chief Executive Officer	74,965	8.27%	-	-	-	-	8.27%
Mark Archer (6) Chief Financial Officer	25,059	2.77%	-	-	-	-	2.77%
Robert Curtis Director (7)	29,033	3.10%	-	-	-	-	3.10%
John Pettitt Director (8)	29,024	3.10%	-	-	-	-	3.10%
Barbara Gutierrez Director (9)	29,023	3.10%	-	-	-	-	3.10%
Carine Schneider Director (10)	29,018	3.10%	-	-	-	-	3.10%
Directors and Executive Officers as a Group (6 persons)	216,122	21.14%	-	-	-	-	21.14%

*	Less than 1%

(1)	The number of shares owned and the beneficial ownership percentages set forth in these columns are based on 906,059 shares of Common Stock, 1 share of Series C Preferred Stock, and 106,333 shares of Series F Preferred Stock convertible into an aggregate of 1 shares of Common Stock, issued and outstanding as of March 26, 2026. Shares of Common Stock issuable pursuant to options, preferred stock or warrants currently exercisable or exercisable within sixty (60) days are considered outstanding for purposes of computing the percentage beneficial ownership of the holder of such options, preferred stock, or warrants; they are not considered outstanding for purposes of computing the percentage of any other stockholder. Exercises of certain warrants and conversions of certain shares of preferred stock held by certain stockholders listed above are subject to certain beneficial ownership limitations, which provide that a holder of such securities will not have the right to exercise or convert any portion of such securities, as applicable, if such holder, together with such holder’s affiliates, would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of Common Stock outstanding immediately after giving effect to such exercise, provided that upon at least 61 days’ prior notice to the Company, such holder may increase or decrease such limitation up to a maximum of 9.99% of the number of shares of Common Stock outstanding. As a result, the number of shares of Common Stock reflected in these columns as beneficially owned by the applicable stockholders includes (a) any outstanding shares of Common Stock held by such stockholder, and (b) if any, the securities convertible into or exercisable for shares of Common Stock that may be held by such stockholder, in each case which such stockholder has the right to acquire as of March 26, 2026 and without such holder or any of such holder’s affiliates beneficially owning more than 4.99% or 9.99%, as applicable, of the number of outstanding shares of Common Stock as of March 26, 2026.

(2)	Percentage of total voting power represents voting power with respect to all shares of Common Stock, Series C Preferred Stock and Series F Preferred Stock. The holders of our Common Stock and Series C Preferred Stock are entitled to one vote per share. The holders of our Series F Preferred Stock vote on an as-converted to Common Stock basis.

(3)	Beneficial ownership includes an aggregate of 5 shares of Common Stock, an aggregate of 5 shares of Common Stock issuable upon exercise of all such holder’s warrants and 11 shares of Common Stock issuable upon conversion of such holder’s shares of Series F Preferred Stock. Konrad Ackermann has voting and investment control over the securities held by Capital Anstalt. The principal business address of Alpha Capital Anstalt is Altenbach 8 -9490 Vaduz, Principality of Liechtenstein.

(4)	Giesecke & Devrient Mobile Security America, Inc. (“G&D”) is the sole holder of our Series C Preferred Stock and thus has 100% of the voting power of our outstanding shares of Series C Preferred Stock, which have the same voting rights as our shares of Common Stock (one vote per share). The address for G&D is 45925 Horseshoe Drive, Dulles, VA 20166.

(5)	Represents (i) 4 shares of restricted stock granted pursuant to the 2023 Plan, which shares vest over a period commencing on July 3, 2023, with 1/4 of such shares vested on July 3, 2024, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for each such quarter, (ii) 3 shares of restricted stock granted pursuant to the 2023 Plan, which shares vest over a period commencing on April 3, 2024, with 1/4 of such shares to vest on April 3, 2025, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for each such quarter, (iii) 156 shares of restricted stock granted pursuant to the 2023 Plan, which shares vest over a period commencing on January 2, 2025, with 1/4 of such shares to vest on January 2, 2026, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for each such quarter, (iv) 74,800 shares of restricted stock granted pursuant to the 2023 Plan, which shares vest over a period commencing on November 3, 2025, with 1/4 of such shares to vest on November 3, 2026, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, so long as Ms. Simmons remains in the service of the Company for each such quarter and (v) 2 shares of Common Stock issued as a result of fully vested restricted stock.

(6)	Represents (i) 2 shares of restricted stock granted pursuant to the 2023 Plan, which vest commencing on July 3, 2023, with 1/4 of such shares vested on July 3, 2024, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, so long as Mr. Archer remains in the service of the Company for each such quarter, (ii) 51 shares of restricted stock granted pursuant to the 2023 Plan, which vest commencing on January 2, 2025, with 1/4 of such shares to vest on January 2, 2026, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, so long as Mr. Archer remains in the service of the Company for each such quarter, (iii) 23,750 shares of restricted stock granted pursuant to the 2023 Plan, which vest commencing on November 3, 2025, with 1/4 of such shares to vest on November 3, 2026, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, so long as Mr. Archer remains in the service of the Company for each such quarter and (iv) 1 share of Common Stock issued as a result of fully vested restricted stock . In addition, FLG Partners, of which Mr. Archer is a partner, was granted (i) 1 restricted share of Common Stock, pursuant to the 2023 Plan, which vest commencing on July 3, 2023, with 1/4 of such shares vested on July 3, 2024, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, (ii) 3 restricted shares of Common Stock, pursuant to the 2023 Plan, which vest commencing on January 2, 2025, with 1/4 of such shares to vest on January 2, 2026, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested, (iii) 1,250 restricted shares of Common Stock, pursuant to the 2023 Plan, which vest commencing on November 3, 2025, with 1/4 of such shares to vest on November 3, 2026, and thereafter, 1/16 of such shares to vest on the first day of each subsequent three-month period until the entire award has vested and (iv) 1 share of Common Stock issued as a result of fully vested restricted stock. Mr. Archer disclaims beneficial ownership of such shares of Common Stock granted to FLG Partners.

(7)	Represents (i) 1 share of Common Stock and (ii) stock options exercisable for an aggregate 29,032 shares of Common Stock at a weighted exercise price of $9.39 per share.

(8)	Represents stock options exercisable for an aggregate 29,024 shares of Common Stock at a weighted exercise price of $6.08 per share.

(9)	Represents stock options exercisable for an aggregate 29,023 shares of Common Stock at a weighted exercise price of $3.80 per share.

(10)	Represents (i) 1 share of Common Stock and (ii) stock options exercisable for an aggregate 29,017 shares of Common Stock at a weighted exercise price of $3.55 per share.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	-	115,261
Equity compensation plans not approved by security holders	-	-	-
Total			115,261

(1)	Represents the shares of Common Stock authorized for issuance under the 2023 Plan, which was approved by the Company’s stockholders on March 7, 2023. The maximum aggregate number of shares of Common Stock that may be issued under the 2023 Plan, including stock options, stock awards, such as stock issued to our Board of directors for serving on our Board of directors, and stock appreciation rights, is limited to 15% of the shares of Common Stock outstanding on the first business day of each fiscal quarter, or 115,261 shares of Common Stock for the fiscal year ended December 31, 2025.

(2)	As of December 31, 2025.

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

Director Independence

The Company’s determination of independence of its directors has previously been made using the definition of “independent director” contained in Rule 5605(a)(2) of the Nasdaq Rules when the Common Stock was listed on the Nasdaq Capital Market, which it continues to use even though the Common Stock is currently quoted on the OTCID market. The Board determines whether directors have a direct or indirect material relationship with us. In making independence determinations for the Company’s directors, the Board observes criteria set forth by the Nasdaq Rules and reviews whether a director has a relationship with the Company that would impair such director’s independence. Based on this review, our Board has determined that Dr. Curtis, Mr. Pettitt, Ms. Gutierrez, and Ms. Schneider currently qualify as independent directors under the Nasdaq Rules. Our Board has concluded that none of these directors possessed or currently possesses any relationship that could impair his, her or their judgment in connection with his, her or their duties and responsibilities as a director or that could otherwise be a direct or indirect material relationship under applicable Nasdaq Rules.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company has engaged BPM LLP as the Company’s independent registered public accounting firm for the years ended December 31, 2025 and 2024. The aggregate audit fees billed by BPM LLP for professional services rendered for the review of our financial statements for the three quarters and the audit for the year ended December 31, 2025 were approximately $279.0 thousand. The aggregate audit fees billed by BPM LLP for professional services rendered for the review of our financial statements for the three quarters and the audit for the year ended December 31, 2024 were approximately $278.2 thousand.

Audit Related Fees

The Company incurred additional audit related fees of $82.6 thousand rendered by BPM LLP, for the Company’s Registration Statements on Form S-1 filed by the Company for the year ended December 31, 2025. The Company incurred additional audit related fees of $71.9 thousand rendered by BPM LLP for the Company’s Registration Statements on Form S-3 and Form S-1 filed by the Company for the year ended December 31, 2024.

Tax Fees

For the Company’s fiscal years ended December 31, 2025 and 2024, BPM LLP did not provide any professional services for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by BPM LLP for the fiscal years ended December 31, 2025 and 2024.

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

The audited balance sheets of the Company as of December 31, 2025 and 2024, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of BPM LLP, the Company’s independent registered public accounting firm, are filed herewith.

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

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of May 19, 2017, by and among the Company, Fit Merger Sub, Inc., Fit Pay, Inc. and Michael Orlando (3)
2.2	Agreement and Plan of Merger, dated as of June 1, 2023, by and between the Company and LogicMark, Inc., a Delaware corporation. (22)
3.1(i)(a)	Certificate of Incorporation, as amended (1)
3.1(i)(b)	Certificate of Amendment to Certificate of Incorporation (2)
3.1(i)(c)	Certificate of Amendment to Certificate of Incorporation (16)
3.1(i)(d)	Certificate of Amendment to Certificate of Incorporation (17)
3.1(i)(e)	Certificate of Designations for Series C Non-Convertible Preferred Stock (3)
3.1(i)(f)	Certificate of Amendment to the Certificate of Designations of Series C Non-Convertible Voting Preferred Stock (16)
3.1(i)(g)	Form of Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (14)
3.1(i)(h)	Certificate of Amendment to Certificate of Incorporation of LogicMark, Inc. (21)
3.1(i)(i)	Series C Certificate of Amendment to the Series C Certificate of Designations of LogicMark, Inc. (21)
3.1(i)(j)	Articles of Incorporation, filed with the Secretary of State of the State of Nevada on June 1, 2023 (22)
3.1(i)(k)	Certificate of Designations, Preferences and Rights of Series C Non-Convertible Voting Preferred Stock, filed with the Secretary of State of the State of Nevada on June 1, 2023 (22)
3.1(i)(l)	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on June 1, 2023 (22)
3.1(i)(m)	Certificate of Designation, Preferences and Rights of Series G Non-Convertible Voting Preferred Stock, filed with the Secretary of State of the State of Nevada on November 1, 2024 (23)
3.1(i)(n)	Certificate of Designation, Preferences, Rights and Limitations of Series H Convertible Non-Voting Preferred Stock, filed with the Secretary of State of the State of Nevada on November 13, 2024 (24)
3.1(i)(o)	Certificate of Designation, Preferences, Rights and Limitations of Series I Non-Convertible Voting Preferred Stock, filed with the Secretary of State of the State of Nevada on November 13, 2024 (24)
3.1(i)(p)	Series C Certificate of Amendment to the Series C Certificate of Designations of LogicMark, Inc. (25)
3.1(i)(q)	Certificate of Change to Articles of Incorporation of LogicMark, Inc. (25)
3.1(i)(r)	Certificate of Amendment to the Articles of Incorporation of LogicMark, Inc., filed with the Secretary of State of the State of Nevada on March 27, 2025 (34)
3.1(ii)	Bylaws (22)
4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2	Form of Pre-Funded Warrant for July 2020 Private Placement (5)
4.3	Form of Registered Warrant for July 2020 Private Placement (5)
4.4	Form of Unregistered Warrant for July 2020 Private Placement (5)
4.5	Form of Registered Warrant for December 2020 Private Placement (6)
4.6	Form of Unregistered Warrant for December 2020 Private Placement (6)
4.7	Form of New Warrant (7)
4.8	Form of Series F Convertible Preferred Stock Certificate (18)
4.9	Form of Registered Warrant for February 2021 Private Placement (9)
4.10	Form of Unregistered Warrant for February 2021 Private Placement (9)

4.11	Form of Unregistered Warrant for August 2021 Private Placement (14)
4.12	Form of Warrant for September 2021 Public Offering (15)
4.13	Form of Warrant for January 2023 Public Offering (20)
4.14	Form of Pre-Funded Warrant for January 2023 Public Offering (20)
4.15	Form of Series A-1 Warrant (27)
4.16	Form of Series A-2 Warrant (27)
4.17	Form of Series B-1 Warrant (27)
4.18	Form of Series B-2 Warrant (27)
4.19	Form of Series A Warrant (28)
4.20	Form of Series B Warrant (28)
4.21	Form of Pre-Funded Warrant (28)
4.22	Rights Agreement, dated as of November 1, 2024, between the Company and Nevada Agency and Transfer Company (23)
4.23	Form of Series C Warrant (31)
4.24	Form of Series D Warrant (31)
4.25	Form of Pre-Funded Warrant (31)
10.1†	2013 Long Term Incentive Plan (1)
10.2†	Forms of Agreement under 2013 Long Term Incentive Plan (1)
10.3†	2017 Stock Incentive Plan (4)
10.4	Form of Securities Purchase Agreement for July 2020 Offering (5)
10.5	Form of Securities Purchase Agreement for December 2020 Offering (6)
10.6	Form of Warrant Amendment and Exercise Agreement, dated January 8, 2021 (7)
10.7	Form of Securities Purchase Agreement for February 2021 Offering (9)
10.8	Form of Securities Purchase Agreement for August 2021 Private Placement (14)
10.9	Form of Voting Agreement by and between the Company and certain investors in the September 2021 Public Offering (15)
10.10	Lease Agreement, dated June 2, 2020, by and between LogicMark LLC and Moorman Properties, LLC (10)
10.11	Settlement Agreement, dated August 11, 2021, by and between the Company and Giesecke+Devrient Mobile Security America, Inc. (12)
10.12†	Employment Agreement, entered into on January 8, 2021, by and between the Company and Vincent S. Miceli (8)
10.13†	Letter Agreement, effective as of August 1, 2021, by and between the Company and Vincent S. Miceli (13)
10.14†	Employment Agreement, dated as of June 8, 2021, by and between the Company and Chia-Lin Simmons (11)
10.15†	Executive Employment Agreement, dated as of November 2, 2022, by and between the Company and Chia-Lin Simmons (19)
10.16†	Agreement, dated as of July 15, 2021, by and between the Company and FLG Partners, LLC (13)
10.17†	First Amendment to Agreement, dated as of February 15, 2022, by and between the Company and FLG Partners, LLC (18)
10.18	Form of Voting Agreement, dated January 25, 2023, by and between the Company and certain investors in the January 2023 Public Offering (20)
10.19	Form of Warrant Agency Agreement, dated January 25, 2023, by and between the Company and Nevada Agency and Transfer Company (20)
10.20†	Form of Indemnification Agreement (22)

10.21†	LogicMark, Inc. 2023 Stock Incentive Plan (26)
10.22†	Form of Restricted Stock Award Agreement for LogicMark, Inc. 2023 Stock Incentive Plan (26)
10.23†	Form of Stock Option Agreement for LogicMark, Inc. 2023 Stock Incentive Plan (26)
10.24	Form of 2021 Inducement Agreement by and between the Company and each holder (29)
10.25	Form of 2023 Inducement Agreement by and between the Company and each holder (29)
10.26	Form of Securities Purchase Agreement for August 2024 Offering (28)
10.27	Form of Warrant Agency Agreement for August 2024 Offering (28)
10.28	Form of Placement Agency Agreement, for August 2024 Offering (28)
10.29	Form of Settlement Agreement and Release, by and among the Company and the signatories thereto (30)
10.30	Form of Registration Rights Agreement, by and among the Company and the signatories thereto (30)
10.31	Form of Securities Purchase Agreement, between the Company and each purchaser, dated February 18, 2025 (31)
10.32	Warrant Agency Agreement, between the Company and Nevada Agency and Transfer Company, dated February 18, 2025 (31)
10.33	Placement Agency Agreement between the Company and Roth Capital Partners, LLC, as lead placement agent, dated February 18, 2025 (31)
10.34†	Amendment to Executive Employment Agreement, entered into as of May 15, 2025, by and between the Company and Chia-Lin Simmons (32)
14.1	Code of Business Conduct and Ethics (33)
19.1	Insider Trading Policy (34)
23.1*	Consent of BPM LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (34)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Report and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

*	Filed or furnished herewith, as applicable.
†	Management contract or compensatory plan or arrangement.
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-186331) with the SEC on January 31, 2013.

(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 12, 2016.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 30, 2017.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-226116) with the SEC on July 10, 2018.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A with the SEC on July 13, 2020.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on December 18, 2020.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 8, 2021.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 14, 2021.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on February 1, 2021.
(10)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 15, 2021.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on June 17, 2021.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on August 13, 2021.
(13)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on August 16, 2021.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on August 17, 2021.
(15)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-259105) with the SEC on September 14, 2021.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on October 15, 2021.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on March 2, 2022.
(18)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 15, 2022.
(19)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 4, 2022.
(20)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 26, 2023.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 27, 2023.
(22)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on June 2, 2023.
(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 1, 2024.
(24)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 14, 2024
(25)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 18, 2024.
(26)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on August 11, 2023.
(27)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on November 21, 2023.
(28)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on August 5, 2024.
(29)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A with the SEC on November 21, 2023.
(30)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 14, 2024.
(31)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on February 18, 2025.
(32)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 21, 2025.
(33)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on March 30, 2023.
(34)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 16, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LogicMark, Inc.

Date: March 27, 2026	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2026	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Principal Financial Officer)

Date: March 27, 2026	By:	/s/ Erica Torres
Erica Torres
Vice President Corporate Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 2026	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Director

Date: March 27, 2026	By:	/s/ Robert Curtis
Robert Curtis
Director

Date: March 27, 2026	By:	/s/ Carine Schneider
Carine Schneider
Director

Date: March 27, 2026	By:	/s/ John Pettitt
John Pettitt
Director

Date: March 27, 2026	By:	/s/ Barbara Gutierrez
Barbara Gutierrez
Director

LogicMark, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

LogicMark, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LogicMark, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Santa Rosa, California

March 27, 2026

LogicMark, Inc.

BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	As of December 31,	As of December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$3,567,487	$3,806,915
Investments	5,943,218	-
Accounts receivable, net	5,812	4,355
Inventory	1,400,305	1,048,963
Prepaid expenses and other current assets	681,265	476,672
Total Current Assets	11,598,087	5,336,905

Property and equipment, net	113,929	112,605
Right-of-use assets, net	324,058	48,641
Product development costs, net of amortization of $833,452 and $397,340, respectively	1,257,447	1,384,172
Software development costs, net of amortization of $1,183,765 and $428,803, respectively	2,454,909	2,019,090
Goodwill	3,143,662	3,143,662
Other intangible assets, net of amortization of $7,190,101 and $6,428,305, respectively	1,414,466	2,176,262
Total Assets	$20,306,558	$14,221,337

Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$563,990	$750,336
Accrued expenses	1,128,424	1,053,301
Deferred revenue	239,916	225,195
Total Current Liabilities	1,932,330	2,028,832
Other long-term liabilities	282,899	-
Total Liabilities	2,215,229	2,028,832

Commitments and Contingencies (Note 11)

Series C Redeemable Preferred Stock
Series C redeemable preferred stock, par value $0.0001 per share: 2,000 shares designated; 1 share issued and outstanding as of December 31, 2025 and December 31, 2024, aggregate liquidation preference of $2,000,000 as of December 31, 2025 and December 31, 2024	1,807,300	1,807,300

Stockholders’ Equity
Preferred stock, par value $0.0001 per share: 80,000,000 shares authorized
Series F preferred stock, par value $0.0001 per share: 1,333,333 shares designated; 106,333 shares issued and outstanding as of December 31, 2025 and December 31, 2024, aggregate liquidation preference of $319,000 as of December 31, 2025 and December 31, 2024	319,000	319,000
Series H preferred stock, par value $0.0001 per share: 1,000 shares designated; 0 shares issued and outstanding as of December 31, 2025 and 310 shares issued and outstanding as of December 31, 2024. Aggregate liquidation preference of $0 and $472,245 as of December 31, 2025 and December 31, 2024, respectively	-	472,245
Series I preferred stock, par value $0.0001 per share: 1,000 shares designated; 0 shares issued and outstanding as of December 31, 2025 and 310 shares issued and outstanding as of December 31, 2024	-	-
Common stock, par value $0.0001 per share: 800,000,000 shares authorized; 906,059 and 3,198 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	91	-
Additional paid-in capital	132,597,001	118,758,596
Accumulated deficit	(116,632,063)	(109,164,636)

Total Stockholders’ Equity	16,284,029	10,385,205

Total Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity	$20,306,558	$14,221,337

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	For the Years Ended December 31,
	2025	2024
Revenues	$11,425,463	$9,901,987
Costs of goods sold	3,794,862	3,285,994
Gross Profit	7,630,601	6,615,993

Operating Expenses
Direct operating cost	1,420,813	1,338,758
Advertising cost	403,494	557,783
Selling and marketing	3,020,660	2,277,698
Research and development	617,369	558,621
General and administrative	7,857,086	7,626,124
Other expense	169,992	317,313
Depreciation and amortization	2,040,479	1,610,427

Total Operating Expenses	15,529,893	14,286,724

Operating Loss	(7,899,292)	(7,670,731)

Other Income
Interest income	397,658	160,664
Other income (expense), net	49,060	(1,483,732)
Total Other Income (Expense), Net	446,718	(1,323,068)

Loss before Income Taxes	(7,452,574)	(8,993,799)
Income tax expense	14,853	9,946
Net Loss	$(7,467,427)	$(9,003,745)
Preferred stock dividends	(300,000)	(300,000)
Net Loss Attributable to Common and Participating Preferred Stockholders	$(7,767,427)	$(9,303,745)

Net Loss Attributable to Common and Participating Preferred Stockholders Per Share - Basic and Diluted	$(13.06)	$(10,971.40)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	594,946	848

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2025	106,953	$791,245	3,198	$-	$118,758,596	$(109,164,636)	$10,385,205

Stock-based compensation expense	-	-	-	-	1,168,240	-	1,168,240

Issuance of restricted stock	-	-	137,650	14	76,944	-	76,958

Sale of common stock, warrants and pre-funded warrants pursuant to a registration statement on Form S-1	-	-	3,013	-	14,377,835	-	14,377,835

Fees incurred in connection with equity offerings	-	-	-	-	(1,978,929)	-	(1,978,929)

Warrants exercised for common stock	-	-	29,529	3	22,144	-	22,147

Warrants exercised for common stock on a cashless basis	-	-	732,202	74	(74)	-	-

Conversion of Series H preferred stock for common stock	(310)	(472,245)	215	-	472,245	-	-

Redemption of Series I preferred stock	(310)	-	-	-	-	-	-

Fractional shares issued in the 1-for-750 stock split	-	-	258	-	-	-	-

Common stock cancelled	-	-	(6)	-	-	-	-

Series C preferred stock dividends	-	-	-	-	(300,000)	-	(300,000)

Net loss	-	-	-	-	-	(7,467,427)	(7,467,427)

Balance - December 31, 2025	106,333	$319,000	906,059	$91	$132,597,001	$(116,632,063)	$16,284,029

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2024	106,333	$319,000	115	$-	$112,947,107	$(100,160,891)	$13,105,216

Stock based compensation expense	-	-	-	-	1,627,624	-	1,627,624

Shares issued as stock based compensation	-	-	3	-	8,663	-	8,663

Common stock withheld to pay taxes	-	-	(1)	-	(4,235)	-	(4,235)

Cancellation of common stock	-	-	(1)	-	-	-	-

Sale of common stock, warrants and pre-funded warrants pursuant to a registration statement on Form S-1	-	-	78	-	4,492,198	-	4,492,198

Fees incurred in connection with equity offerings	-	-	-	-	(1,210,540)	-	(1,210,540)

Warrants exercised for common stock	-	-	485	-	146,654	-	146,654

Warrants exercised for common stock on a cashless basis	-	-	2,035	-	-	-	-

Fractional shares issued in the 1-for-20 stock split	-	-	1	-	-	-	-

Issuance of Series H preferred stock	1,000	1,523,370	-	-	-	-	1,523,370

Issuance of Series I preferred stock	1,000	-	-	-	-	-	-

Conversion of Series H preferred stock for common stock	(690)	(1,051,125)	483	-	1,051,125	-	-

Redemption of Series I preferred stock	(690)	-	-	-	-	-	-

Series C Preferred stock dividends	-	-	-	-	(300,000)	-	(300,000)
					.
Net loss	-	-	-	-	-	(9,003,745)	(9,003,745)

Balance - December 31, 2024	106,953	$791,245	3,198	$-	$118,758,596	$(109,164,636)	$10,385,205

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(7,467,427)	$(9,003,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	87,609	114,643
Stock based compensation	1,245,198	1,636,287
Amortization of intangible assets	761,796	761,796
Amortization of product development costs	436,112	328,539
Amortization of software development costs	754,962	405,449
Loss on disposal of fixed assets	2,718	1,655
Fair value of Series H preferred stock issued to Series B holders	-	1,523,370
Amortization of operating lease right-of-use assets	56,527	-
Change in fair value of government securities	(64,361)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,457)	9,292
Inventory	(351,342)	128,493
Prepaid expenses and other current assets	(204,593)	(16,495)
Accounts payable	(344,880)	(276,625)
Accrued expenses	63,123	(92,619)
Deferred revenue	14,721	225,195
Other long-term liabilities	(49,044)	-
Net Cash Used in Operating Activities	(5,060,338)	(4,254,765)

Cash flows from Investing Activities
Purchase of equipment and website development	(71,255)	(25,568)
Product development costs	(232,724)	(435,285)
Software development costs	(1,117,307)	(999,708)
Redemption/sale of government securities	4,582,537	-
Purchase of government securities	(10,461,394)	-
Net Cash Used in Investing Activities	(7,300,143)	(1,460,561)

Cash flows from Financing Activities
Proceeds from sale of common stock and warrants	14,377,835	4,492,198
Fees paid in connection with equity offerings	(1,978,929)	(1,210,540)
Common stock withheld to pay taxes	-	(4,235)
Warrants exercised for common stock	22,147	146,654
Series C redeemable preferred stock dividends	(300,000)	(300,000)
Net Cash Provided by Financing Activities	12,121,053	3,124,077
Net Decrease in Cash and Cash Equivalents	(239,428)	(2,591,249)
Cash and Cash Equivalents - Beginning of Year	3,806,915	6,398,164
Cash and Cash Equivalents - End of Year	$3,567,487	$3,806,915

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Income taxes, net of refunds
Federal	$-	$-
State
Kentucky	9,000	19,540
Other	4,810	1,039
Foreign	-	-
Total income taxes, net of refunds	$13,810	$20,579
Non-cash investing and financing activities:
Product development costs included in accounts payable and accrued expenses	$76,663	$8,405
Software development costs included in accounts payable and accrued expenses	73,474	124,931
Series H preferred stock conversion to common stock	472,245	1,051,125
Website development included in accounts payable	20,396	-
Lease liabilities and right-of-use assets arising from lease extension	331,944	-

The accompanying notes are an integral part of these financial statements.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

LogicMark, Inc. (“LogicMark”, the “Company”, or “we”) was incorporated in the State of Delaware on February 8, 2012 and was reincorporated in the State of Nevada on June 1, 2023. LogicMark operates its business in one segment and provides personal emergency response systems (“PERS”), health communications devices, and Internet of Things technology that creates a connected care platform. The Company’s devices give people the ability to receive care at home and confidence to age independently. LogicMark revolutionized the PERS industry by incorporating two-way voice communication technology directly in the medical alert pendant and providing life-saving technology at a price point everyday consumers could afford. The PERS technologies are sold direct-to-consumer through the Company’s eCommerce platform, to retailers and resellers, and to the United States Veterans Health Administration (“VHA”).

Through June 1, 2025, the Company’s Common Stock was traded on the Nasdaq Capital Market. Effective June 2, 2025, the Company’s Common Stock has been publicly quoted on a market operated by the OTC Markets Group, Inc. under the symbol “LGMK”.

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $7.9 million, a net loss of $7.5 million and cash used in operations of $5.1 million for the year ended December 31, 2025. As of December 31, 2025, the Company had cash and cash equivalents of $3.6 million and investments of $5.9 million in U.S. government securities. As of December 31, 2025, the Company had working capital of $9.7 million compared to working capital as of December 31, 2024, of $3.3 million.

Given the Company’s cash position and investment position as of December 31, 2025 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of at least one year following the date of this filing. The Company may also raise funds through equity or debt offerings in the future to further accelerate the execution of its long-term strategic plan to develop and commercialize its core products.

NOTE 3 - BASIS OF PRESENTATION

The financial statements are prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”).

Net loss per share and all share data for the year ended December 31, 2024 has been retroactively adjusted to reflect the 1-for-750 reverse stock split that occurred on October 28, 2025. See Note 8.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions, including those related to the fair value of acquired assets and liabilities, stock-based compensation, income taxes, allowance for credit losses, long-lived assets, inventories, carrying amount and estimated useful lives of long-lived assets, income tax recoverability of deferred tax assets and provisions, standalone selling price estimate of subscription revenue, period of recognition of subscription revenue and other matters that affect the financial statements and disclosures. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. The Company had cash equivalents of $2.9 million and $2.7 million in cash equivalents as of December 31, 2025 and 2024, respectively.

INVESTMENTS

Investments include investments in U.S. government securities, which are classified as available for sale. Investments with original maturities at the date of purchase greater than approximately three months but less than a year are classified as short-term investments, as they represent the investment of cash available for current operations. The Company has investments of $5.9 million invested in U.S. government securities as of December 31, 2025. See Note 7 for more details.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments. The Company maintains its cash, cash equivalents and investments balances in large well-established financial institutions located in the United States. At times, the Company’s cash balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits.

REVENUE RECOGNITION

We enter into contracts with customers that may include combinations of product and subscription services, resulting in arrangements containing multiple performance obligations. The Company’s revenues consist of product sales to either end customers, to resellers or direct bulk sales to the VHA. The Company’s revenues are derived from contracts with customers, which are in most cases customer purchase orders. For each contract, the promise to transfer the title of the product, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any financing components, as payments are mostly prepaid, or in limited cases, due net 30 days after the invoice date. The majority of prepaid contracts are with the VHA, which consists of the majority of the Company’s revenues. The Company’s products are almost always sold at fixed prices. In determining the transaction price, we evaluate whether the price is subject to any refunds, due to product returns or adjustments due to volume discounts, rebates, or price concessions to determine the net consideration we expect to be entitled to. The Company’s sales are primarily recognized at a point-in-time under the core principle of recognizing revenue when title transfers to the customer, which generally occurs when the Company ships the product from its fulfillment center to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contract revenues are recognized either (i) upon shipment based on free on board shipping point, or (ii) when the product arrives at its destination.

In cases where the Company enters into contracts with customers that contain multiple performance obligations, for product and subscription services, we allocate the transaction price for the contract among the performance obligations on a relative standalone selling price (“SSP”) basis, which is generally not directly observable and requires the Company to estimate SSP based on management judgment by considering available data such as internal margin objectives, pricing strategies, as well as other observable inputs. Subscription services revenue in these cases is recognized over time.

The Company offers leased products coupled with monthly subscription services. We account for the revenue from its lease contracts by utilizing the single component accounting policy. This policy requires the Company to account for, by class of underlying asset, the lease component and non-lease component(s) associated with each lease as a single component if two criteria are met: (1) the timing and pattern of the lease component and the non-lease component are the same and (2) the lease component would be classified as an operating lease, if accounted for separately. The Company has determined that its leased product meets the criteria for operating leases and has the same timing and pattern of transfer as its monthly subscription services. The Company has elected the lessor practical expedient within Accounting Standard Codification (“ASC 842”), Leases and recognizes, measures, presents, and discloses the revenue for the new offering based upon the predominant component, either the lease or non-lease component. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers for its leased products for which it has estimated that the non-lease components of the new offering are the predominant component of the contract.

Disaggregated Revenue

	December 31,	December 31,
	2025	2024
Revenue
Product	$10,506,023	$9,821,597
Subscription	919,440	80,390
Total	$11,425,463	$9,901,987

For the years ended December 31, 2025 and 2024, the Company’s sales recognized over time were $0.9 million and $80.4 thousand, respectively.

SALES TO DEALERS AND RESELLERS

The Company maintains a reserve for unprocessed and estimated future price adjustments claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. These reserves were not material as of December 31, 2025 and 2024.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in cost of goods sold and were $0.3 million and $0.2 million for the years ended December 31, 2025, and 2024, respectively.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE - NET

For the years ended December 31, 2025, and 2024, the Company’s revenues were primarily the result of shipments to VHA hospitals and clinics, which are made in most cases on a prepaid basis. The Company also sells its products to dealers and resellers, typically providing customers with modest trade credit terms. Sales made to dealers and resellers are done with limited rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the accounts receivable allowance for credit losses, as necessary whenever events or circumstances indicate the carrying value may not be recoverable. As of December 31, 2025, and 2024, the allowance for credit losses was immaterial.

DEFERRED REVENUE

Deferred revenue is recorded when the amounts invoiced to customers are in excess of revenue that can be recognized because performance obligations have not been satisfied and control of the promised product or subscription services has not been transferred to the customer. Deferred revenue largely represents amounts invoiced in advance for subscription services, where revenue cannot be recognized yet.

	December 31,	December 31,
	2025	2024

Beginning Deferred Revenue	$225,195	$-
Additions	893,018	286,761
Revenue recognized	(878,297)	(61,566)
Ending Deferred Revenue	$239,916	$225,195

The Company recognized sales of $0.2 million for the year ended December 31, 2025 that was included in the deferred revenue balance as of December 31, 2024.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the first-in, first-out method.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of December 31, 2025, inventory was comprised of $1.4 million in finished goods on hand. As of December 31, 2025, there was no inventory in transit from vendor. As of December 31, 2024, inventory consisted of $0.9 million finished goods on hand and $0.1 million in inventory in transit from vendor.

The Company is required to partially prepay for inventory with certain vendors. As of December 31, 2025, and 2024, $0.5 million and $0.2 million of prepayments, respectively, were made for inventory and are included in prepaid expenses and other current assets on the balance sheet.

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

As part of the annual evaluation of goodwill in 2025 and 2024, the Company determined there were no indicators present to suggest that it was more likely than not that the fair value of goodwill was less than the carrying amount, and therefore an impairment write-down was not required.

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark, LLC in 2016, the former subsidiary that was merged with and into the Company and are included in other intangible assets in the Company’s balance sheet as of December 31, 2025, and 2024.

As of December 31, 2025, the other intangible assets, net of accumulated amortization, are composed of patents of $0.6 million; trademarks of $0.7 million; and customer relationships of $0.1 million. As of December 31, 2024, the other intangible assets are composed of patents of $0.9 million; trademarks of $0.7 million; and customer relationships of $0.5 million. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years, 20 years, and 10 years, respectively. During the years ended December 31, 2025, and 2024, the Company had amortization expense of $0.8 million.

Amortization expense is estimated to be approximately $0.6 million for fiscal year 2026, $0.3 million for fiscal year 2027, $63 thousand for fiscal year 2028, $63 thousand for fiscal year 2029, $63 thousand for fiscal year 2030 and approximately $0.3 million thereafter.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine tax returns for three years from the date of filing. The Company has filed all its tax returns for all prior periods through December 31, 2024.

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

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Basic net loss attributable to common stockholders per share was computed using the weighted average number of shares of Common Stock, par value $0.0001 per share (“Common Stock”), outstanding. Diluted net loss applicable to common stockholders per share (“Diluted net loss per share”) includes the effect of diluted Common Stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 187,330 shares of Common Stock and warrants to purchase 12,396,491 shares of Common Stock as of December 31, 2025, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 26 shares of Common Stock and warrants to purchase 3,466 shares of Common Stock as of December 31, 2024, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Net loss attributable to common stockholders per share as of December 31, 2025 and 2024 was impacted by the payment of dividends for Series C Redeemable Preferred Stock of $0.3 million in both years.

The components of basic and diluted net loss per share were as follows for the period ending December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Basic and Diluted Net Loss Per Share:

Net loss attributable to common stockholders	$(7,767,427)	$(8,316,319)

Net loss attributable to common stockholders per share - basic and diluted	$(13.06)	$(10,971.40)

Weighted average number of common shares outstanding - basic and diluted	594,946	758

Net loss attributable to participating preferred stockholders	$-	$(987,426)

Net loss attributable to participating preferred stockholders per share - basic and diluted	$-	$(10,971.40)

Weighted average number of common shares equivalent of participating preferred outstanding - basic and diluted	-	90

RESEARCH AND DEVELOPMENT AND PRODUCT AND SOFTWARE DEVELOPMENT COSTS

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and product development firms. The Company expenses all research and development costs as incurred until technological feasibility has been established for the product. Once technological feasibility is established, development costs including software and product design are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. For the year ended December 31, 2025, the Company capitalized $0.3 million of such product development costs and $1.2 million in software development costs. For the year ended December 31, 2024, the Company capitalized $0.4 million and $1.1 million in product and software development costs, respectively. Amortization of these costs was on a straight-line basis over three years and amounted to approximately $0.4 million and $0.8 million for product development and software development, respectively, for the year ended December 31, 2025. Amortization expense for the year ended December 31, 2024 was $0.3 million and $0.4 million for product development and software development, respectively.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements – Not Yet Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments – Credit Loss (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets”(“ASU2025-05”), which provides a practical expedient permitting an entity to assume that the conditions at the balance sheet date may remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-05 and does not believe the adoption will have a material impact on the financial statements and disclosures.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), to enhance income tax disclosures primarily through changes in rate reconciliation and income taxes paid disclosures. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a retrospective basis. Refer to Note 10..

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires public entities to (i) disclose significant segment expenses under the “significant expense principle”, (ii) disclose other segment items which represents the difference between segment revenue and segment expenses under the significant expense principle, (iii) report the annual segment’s profit or loss and assets, (iv) clarify the measures used by the chief operating decision maker to assess segment performance and decide how to allocate resources, and (v) disclose the title and position of the chief operating decision maker and explaining how measures are being used.. The new standard also requires that public companies that have a single reportable segment provide all the required disclosures noted previously. ASU 2023-07 was effective for SEC filers, for fiscal years beginning after December 15, 2023. Effective January 1, 2024, the Company adopted ASU 2023-07, and has reflected the respective disclosures in Note 12.

NOTE 5 - GOODWILL IMPAIRMENT

The Company’s goodwill relates entirely to the acquisition of LogicMark, LLC in 2016, the former subsidiary that was merged with and into the Company. As of December 31, 2025 and 2024, the Company determined that there were no indicators present to suggest that it was more likely than not that the fair value of goodwill was less than the carrying amount.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2025	2024
Salaries, payroll taxes and vacation	$248,923	$201,691
Merchant card fees	20,368	15,728
Professional fees	99,298	140,150
Management incentives	450,000	420,000
Lease liability - current	48,821	51,841
Development costs	12,000	8,000
Other	249,014	215,891
Totals	$1,128,424	$1,053,301

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

Assets measured at fair value on a recurring basis were as follows:

	December 31, 2025			December 31, 2024
	Fair Value Measurement			Fair Value Measurement
			Total			Total
	Level 1	Level 2	Balance	Level 1	Level 2	Balance
Cash equivalents	$-	$-	$-	$2,719,866	$-	$2,719,866
U.S. government securities	-	5,943,218	5,943,218	-	-	-
Totals	$-	$5,943,218	$5,943,218	$2,719,866	$-	$2,719,866

NOTE 8 - STOCKHOLDERS’ EQUITY

October 2025 Reverse Stock Split

On October 28, 2025, the Company executed a 1-for-750 reverse split of its outstanding Common Stock and Series C Redeemable Preferred Stock. As a result of the reverse splits, each 750 pre-split shares of Common Stock outstanding and each 750 pre-split shares of Series C Redeemable Preferred Stock outstanding were automatically exchanged for one new share of each without any action on the part of the holders. The number of outstanding shares of Common Stock was reduced from approximately 576,305,099 shares to approximately 768,665 shares, and the number of outstanding shares of Series C Redeemable Preferred Stock was reduced to 1 share. 258 shares of Common Stock were issued as a result of the treatment of fractional shares in connection with this reverse stock split, which rounded up outstanding post-split shares to the nearest whole number. The reverse stock split did not affect the total number of shares of capital stock, including Series C Redeemable Preferred Stock, that the Company is authorized to issue.

Net loss per share and all share data as of and for the year ended December 31, 2024 have been retroactively adjusted to reflect the reverse stock splits in accordance with ASC 260-10-55-12, “Restatement of EPS Data”.

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

February 2025 Public Offering

On February 18, 2025 (the “Closing Date”), the Company, in connection with a best efforts public offering (the “February Offering”), sold an aggregate of (x) 3,014 units of the Company (the “Units”) at an offering price of $442.50 per Unit, consisting of (i) 3,014 shares of Common Stock, (ii) Series C warrants (the “Series C Warrants”) to purchase up to 3,014 shares of Common Stock, and (iii) Series D warrants (the “Series D Warrants”) to purchase up to 3,014 shares of Common Stock; and (y) 29,529 pre-funded units of the Company (the “Pre-Funded Units”) at an offering price $441.75 per Pre-Funded Unit, consisting of (i) pre-funded common stock purchase warrants exercisable for up to 29,529 shares of Common Stock at $0.75 per share (the “Pre-Funded Warrants”), (ii) Series C Warrants exercisable for up to 29,529 shares of Common Stock and (iii) Series D Warrants exercisable for up to 29,529 shares of Common Stock, pursuant to (a) the Company’s registration statement on Form S-1, as amended (File No. 333-284135), filed by the Company with the SEC under the Securities Act, which the SEC declared effective on February 14, 2025, (b) the Registration Statement on Form S-1MEF (File No. 333-284997), filed by the Company with the SEC on February 14, 2025 pursuant to Rule 462(b) of the Securities Act, and (c) securities purchase agreements, each dated February 18, 2025, between the Company and each of the purchasers signatory thereto (the “February Purchasers”). The Series D Warrants can be exercised on an alternate cashless basis which would result in holders receiving three (3) times the number of Common Stock if such election is made. On the Closing Date, the Company received gross proceeds of approximately $14.4 million, before deducting placement agent commissions and estimated February Offering expenses.

The Company has used the net proceeds from the February Offering for additional sales and marketing investments, working capital and other general corporate purposes. As of December 31, 2025, the February Purchasers exercised all of their Pre-Funded Warrants for an aggregate of 29,529 shares of Common Stock. In addition, the exercise price for the Series C Warrants and Series D Warrants were subject to an adjustment due to the Company obtaining stockholder approval for the issuance of the underlying shares on March 27, 2025 and the “October 28, 2025 Reverse Stock Split” (refer to Note 8), which resulted in a new exercise price of $1.17 per Series C Warrant share and $88.50 per Series D Warrant share and the number of shares of Common Stock issuable upon a cash exercise of such Warrants correspondingly increased to 12,347,781 shares and 244,070 shares for the Series C Warrants and Series D Warrants, respectively. As of December 31, 2025, the February Purchasers exercised all of their Series D Warrants and received 732,202 shares of Common Stock on an alternative cashless basis.

November 2024 Reverse Stock Split

On November 18, 2024, the Company effected a 1-for-25 reverse split of its outstanding shares of Common Stock and shares of its Series C non-convertible voting preferred stock, par value $0.0001 per share (the “Series C Redeemable Preferred Stock”). As a result of the reverse splits, each 25 pre-split shares of Common Stock outstanding and each 25 pre-split shares of Series C Redeemable Preferred Stock outstanding were automatically exchanged for one new share of each without any action on the part of the holders. The number of outstanding shares of Common Stock was reduced from approximately 15,819 shares to approximately 633 shares, and the number of outstanding shares of Series C Redeemable Preferred Stock was reduced from 1 share to 1 share. 1 shares of Common Stock was issued as a result of the treatment of fractional shares in connection with this reverse stock split, which rounded up outstanding post-split shares to the nearest whole number. The reverse stock split did not affect the total number of shares of capital stock, including Series C Redeemable Preferred Stock, that the Company is authorized to issue. On October 28, 2025, the Company executed a 1-for-750 reverse split of its outstanding shares of Common Stock and shares of its Series C Redeemable Preferred Stock. As a result of this reverse split the shares impacted by the November 18, 2024 reverse split were adjusted to reflect the “October 28, 2025 Reverse Stock Split”. See Note 8.

Net loss per share and all share data as of and for the year ended December 31, 2024 have been retroactively adjusted to reflect the reverse stock splits in accordance with ASC 260-10-55-12, “Restatement of EPS Data”.

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

Pursuant to the Inducement Agreements, on November 14, 2024, the Company issued to the Series B Holders (i) an aggregate of 1,000 shares of Series H Preferred Stock, which are convertible at the option of the Series B Holder into shares of Common Stock (the “Conversion Shares”) at an initial conversion price of $11.64, and (ii) an aggregate of 1,000 shares of Series I Preferred Stock, each share of which entitles the holder thereof to two (2) votes on all matters submitted to a vote of the stockholders of the Company. The Series I Preferred Stock will be automatically redeemed for no consideration upon the redemption, conversion or sale of shares of Series H Preferred Stock on a one for one basis. The shares of Series H Preferred Stock have a stated value of $1,000 and are initially convertible into approximately 115 shares of Common Stock in the aggregate. The conversion price of the Series H Preferred Stock would reset on the fifth trading day following the effective date of the Company’s next reverse stock split of its shares of Common Stock to the greater of (i) the lowest volume weighted average price of the Common Stock during the five trading days immediately preceding the reset date and (ii) the floor price of $4.4625. The Company completed a fair value assessment of the Series H Preferred Stock and Series I Preferred Stock, as of November 14, 2024, using an option pricing method to allocate the fair value of Series H Preferred Stock and Series I Preferred Stock-based on the total equity value of the Company. Based on the fair value assessment, the Company determined that the Series H Preferred Stock had a fair value of $1.5 million and was recorded as a non-operating expense in the statement of operations.

As of December 31, 2024, the conversion price of the Series H Preferred Stock was subject to an adjustment due to the November 18, 2024 and the October 28, 2025 reverse stock splits, which resulted in a new conversion price of $1,312.50 per share of Series H Preferred Stock. As of December 31, 2024, 690 shares of Series H Preferred Stock were converted into 483 shares of Common Stock and 690 shares of Series I Preferred Stock were redeemed upon the conversion of such shares of Series H Preferred Stock. As of December 31, 2025, the remaining 310 shares of Series H Preferred Stock were converted into 216 shares of Common Stock and the remaining 310 shares of Series I Preferred Stock were redeemed upon the conversion of such shares of Series H Preferred Stock.

Also pursuant to the Inducement Agreements, on the issuance date of the New Preferred Stock, the Company entered into registration rights agreements with the Series B Holders pursuant to which the Company agreed to register the resale of the Conversion Shares. The Company was required to prepare and file the resale registration statement with the SEC no later than the 30th calendar day following the date of the issuance of the New Preferred Stock and to use its best efforts to have such registration statement declared effective within 60 calendar days after such date, subject to certain exceptions. A registration statement on Form S-3 (File No.333-283821) registering the resale of the Conversion Shares was initially filed by the Company with the SEC on December 13, 2024 and was declared effective by the SEC on December 27, 2024.

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

As of December 31, 2024, the Purchasers exercised their August Pre-Funded Warrants for an aggregate of 439 shares of Common Stock, certain Purchasers exercised their Series B Warrants for an aggregate of 2,036 shares of Common Stock on an alternate cashless basis and certain Purchasers exercised their Series A Warrants for an aggregate of 47 shares of Common Stock. As of December 31, 2024, the exercise price and warrant shares of the Series A Warrants and Series B Warrants were subject to adjustments due to the November 18, 2024 and October 28, 2025 reverse stock splits, which resulted in a new exercise price of $1,312.50 per warrant share and an aggregate of 3,367 shares of Common Stock underlying the Series A Warrants and Series B Warrants deemed outstanding. As of December 31, 2025, the exercise price and warrant shares of the Series A Warrants were subject to an adjustment due to the February Offering, which resulted in a new exercise price of $88.50 per warrant share and an aggregate of 49,288 shares of Common Stock underlying the Series A Warrants deemed outstanding. As of December 31, 2025, 678 shares of Series A Warrants and 46 shares of Series B Warrants were cancelled resulting in a balance of 48,610 shares of Series A Warrants and no shares of Series B Warrants outstanding.

Series C Redeemable Preferred Stock

In May 2017, the Company authorized the Series C Redeemable Preferred Stock. Holders of Series C Redeemable Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For each of the years ended December 31, 2025 and 2024, the Company recorded Series C Redeemable Preferred Stock dividends of $0.3 million.

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

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Redeemable Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Redeemable Preferred Stock as temporary equity in the balance sheets as of December 31, 2025 and 2024 until such time that events occur that indicate otherwise.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable as of December 31, 2025 and 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2024	3,466	$6,344.10	4.53	$-
Outstanding and Exercisable at January 1, 2025	3,466	$6,344.10	4.53	$-
Issued February 2025 Offering	12,637,819	2.86	4.09	-
Issued prefunded warrants	29,533	-	-	-
Exercise of prefunded warrants	(29,533)	-	-	-
Exercise of Series D Warrants from February 2025 Offering	(244,070)	88.50	-	-
Cancellation of warrants	(724)	-	-	-
Outstanding at December 31, 2025	12,396,491	$3.12	4.13	$-

NOTE 9 - STOCK INCENTIVE PLANS

2023 Stock Incentive Plan

On March 7, 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The aggregate maximum number of shares of common stock that may be issued under the 2023 Plan was 92 shares for the 2023 fiscal year; thereafter, the maximum number is limited to 15% of the outstanding shares of Common Stock, calculated on the first business day of each fiscal quarter. As of December 31, 2025, the maximum number of shares of Common Stock that may be issued under the 2023 Plan is 115,261. Under the 2023 Plan, options which are forfeited or terminated, settled in cash in lieu of shares of Common Stock, or settled in a manner such that shares are not issued, will again immediately become available to be issued. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the 2023 Plan and will not again be available for issuance.

Stock Options

During the year ended December 31, 2025, the Company issued an aggregate of 73,953 stock options vesting over a period of four years to employees at an average exercise price of $3.27 per share. In addition, an aggregate of 116,040 fully vested stock options were granted under the 2023 Plan to non-employee directors at an average exercise price of $2.07 per share, in each case in consideration for services provided to the Company. The aggregate fair value of the shares issued to the directors was $0.2 million. As of December 31, 2025, the unrecognized compensation cost related to non-vested stock options was $0.1 million.

During the year ended December 31, 2024, the Company issued an aggregate of 2 stock options vesting over a period of four years to employees at an average exercise price of $18,750.00 per share. In addition, an aggregate of 32 fully vested stock options were granted under the 2023 Plan to non-employee directors at an average exercise price of $11,413.36 per share, in each case in consideration for services provided to the Company. The aggregate fair value of the shares issued to the directors was $0.2 million. As of December 31, 2024, the unrecognized compensation cost related to non-vested stock options was $21.7 thousand.

During the year ended December 31, 2025, 2,614 of the Company’s stock options were forfeited by participants and 151 stock options were cancelled under the 2023 Plan. During the year ended December 31, 2024, 6 of the Company’s stock options were forfeited by participants under the 2023 Plan.

Restricted Stock

During the year ended December 31, 2025, the Company granted 137,651 shares of restricted Common Stock under the 2023 Plan to seven employees and consultants, in accordance with the terms of the applicable employment and consulting agreements with the Company. Such shares vest over four years commencing on January 2, 2025 and November 3, 2025, with a quarter to vest on the anniversary of each grant, and thereafter in quarterly amounts until the entire award has vested, so long as each remains in the service of the Company. The fair value of restricted stock granted was $0.4 million and the unamortized compensation cost as of December 31, 2025, related to all outstanding restricted stock was $0.5 million.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCK INCENTIVE PLANS (CONTINUED)

A summary of restricted stock awards is as follows:

Number of
Share of
Restricted Stock

Unvested balance at January 1, 2025	8
Granted	137,651
Vested	(5,524)
Unvested balance at December 31, 2025	132,135

Stock Option Modification

In January 2025, the Company cancelled 25 outstanding stock options under the 2023 Plan, the 2017 SIP and the 2013 LTIP and granted new stock options under the 2023 Plan which resulted in a new exercise price of $1,125.00 per share and the issuance of 126 stock options. The new stock options continue to vest based on the original vesting schedule that had been attributable to the cancelled stock options. This resulted in an incremental stock-based compensation expense of $69.4 thousand recorded as of the modification date.

In November 2025, the Company cancelled 139 outstanding stock options under the 2023 Plan and granted new stock options under the 2023 Plan which resulted in a new exercise price of $1.20 per share and the issuance of 69,100 stock options. The new stock options continue to vest based on the original vesting schedule that had been attributable to the cancelled stock options. This resulted in an incremental stock-based compensation expense of $53.6 thousand recorded as of the modification date.

Stock based Compensation Expense

Total stock based compensation expense during 2025 and 2024 pertaining to awards under the 2023 Plan amounted to $1.2 million and $1.6 million, respectively.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Years Ended December 31
	2025	2024
Loss before income taxes:
United States	$(7,452,574)	$(8,993,799)
Foreign	-	-
Loss before income taxes:	$(7,452,574)	$(8,993,799)

The expense for income taxes consists of:

	Year Ended December 31,
	2025	2024
Current income tax provision
Federal	$-	$-
State	14,853	9,946
Foreign	-	-
	14,853	9,946
Deferred income tax (benefit) expense
Federal	-	-
State	-	-
Foreign	-	-
	-	-

Total income tax (benefit) provision	$14,853	$9,946

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Year Ended December 31,
	2025		2024
	$	%	$	%
Provision at Federal Statutory Rate	$(1,565,040)	21.00%	$(1,888,698)	21.00%
State and local income tax, net of federal income tax effect*	14,853	(0.20)%	10,558	(0.12)%
Foreign tax effects	-	0.00%	-	0.00%
Effect of changes in tax laws or rates enacted in the current period	-	0.00%	-	0.00%
Effect of cross-border tax laws	-	0.00%	-	0.00%
Tax credits	-	0.00%	-	0.00%
Changes in valuation allowance	1,288,973	(17.30)%	(1,337,613)	14.87%
Nontaxable or nondeductible items
Stock-Based Compensation	327,069	(4.39)%	232,126	(2.58)%
Stock Issuance Costs	-	0.00%	319,908	(3.56)%
Other Nontaxable or nondeductible items	4,340	(0.06)%	3,121	(0.03)%
Changes in unrecognized tax benefits	-	0.00%	-	0.00%
Other
Attribute Expirations	-	0.00%	2,473,630	(27.50)%
Prior Period True Ups	(55,342)	0.74%	196,914	(2.19)%
Provision for Income Taxes	$14,853	(0.21)%	$9,946	(0.11)%

*	State and local income tax expense was insignificant for the period due to a full valuation allowance recorded against state deferred tax assets. As a result, state income taxes did not have a material impact on the Company’s effective tax rate.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of all of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by $1.8 million for the year ended December 31, 2025, compared to the decrease of $1.2 million for the year ended December 31, 2024.

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (CONTINUED)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$19,108,255	$17,061,064
Tax credits	205,028	205,028
Lease liabilities	13,976	14,404
Accruals and reserves	160,270	148,784
Capitalized Research Costs	486,900	438,127
Taxable Goodwill	621,194	871,350
Intangible assets	608,149	556,997
Stock Compensation	266,181	275,637
Fixed assets	24,963	24,461
Other	4,179	4,943
Total deferred tax assets before valuation allowance:	21,499,095	19,600,795
Valuation allowance	(21,406,326)	(19,587,280)
Deferred tax assets, net of valuation allowance	92,769	13,515

Deferred tax liabilities:
Right-of-use assets	(92,769)	(13,515)
Total deferred tax liabilities	(92,769)	(13,515)
Net deferred tax liability	$-	$-

As of December 31, 2025, the Company had US federal and state net operating loss (“NOLs”) carryovers of $72.7 million and $86.3 million, respectively. Federal and state NOLs generated through December 31, 2017 are available to offset future taxable income, which expire beginning in 2032. Federal NOLs generated for years starting after December 31, 2017 are available to offset future taxable income indefinitely. State NOLs generated for years starting after December 31, 2017 that are available to offset future taxable income indefinitely vary by state. In addition, the Company had tax credit carryforwards of $0.2 million at December 31, 2025 that will be available to reduce future tax liabilities. The tax credit carryforwards will begin to expire beginning in 2032.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control. The Company has not determined whether a change of control has occurred as of December 31, 2025 with respect to the NOLs and therefore no limitation under Section 382 has been computed. Management will review for such limitations before any of the LogicMark NOLs are utilized against future taxable income.

The Company has no material uncertain tax positions for any of the reporting periods presented. No interest or penalty expense was recorded during the year or has been accrued as of December 31, 2025 or 2024. The Company does not expect any material changes to any uncertain tax positions in the next twelve months. The Company has filed all of its tax returns for all prior periods through December 31, 2024, and intends to timely file the income tax returns for the period ending December 31, 2025.

The Company is subject to taxation in the United States and various states. As of December 31, 2025, the Company is not under examination by any taxing authority, however, all of the Company’s U.S. and state income tax returns remain open to examination.

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

For the years ended December 31, 2025 and 2024, total operating lease cost was $0.1 million and $78.7 thousand and is recorded in direct operating costs. Operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next three years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of December 31, 2025:

Year Ending December 31,
2026	$88,200
2027	91,900
2028	95,800
2029	99,600
2030	68,000
Total future minimum lease payments	443,500
Less imputed interest	(111,780)
Total present value of future minimum lease payments	$331,720

LogicMark, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of December 31, 2025
Operating lease right-of-use assets	$324,058

Accrued expenses	$48,821
Other long-term liabilities	$282,899
$331,720

As of December 31, 2025
Weighted Average Remaining Lease Term	4.67
Weighted Average Discount Rate	13.00%

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

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through March 27, 2026, which represents the date the financial statements are issued, for events requiring recording or disclosure in the financial statements for the year ended December 31, 2025. The Company concluded that no events have occurred that would require recognition or disclosure in the financial statements.