Form 10-Q
period 2026-03-31
LogicMark, Inc.
filed 2026-05-15
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, there were 899,759 shares of Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

LogicMark, Inc.

Form 10-Q

Table of Contents

March 31, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

LogicMark, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	$2,109,529	$3,567,487
Investments	5,377,685	5,943,218
Accounts receivable, net	6,384	5,812
Inventory	1,841,286	1,400,305
Prepaid expenses and other current assets	693,195	681,265
Total Current Assets	10,028,079	11,598,087

Property and equipment, net	128,325	113,929
Right-of-use assets, net	311,133	324,058
Product development costs, net of amortization of $942,887 and $833,452, respectively	1,446,414	1,257,447
Software development costs, net of amortization of $1,468,495 and $1,183,765, respectively	2,223,878	2,454,909
Goodwill	3,143,662	3,143,662
Other intangible assets, net of amortization of $7,380,550 and $7,190,101, respectively	1,224,017	1,414,466
Total Assets	$18,505,508	$20,306,558

Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$344,637	$563,990
Accrued expenses	1,016,063	1,128,424
Deferred revenue	231,092	239,916
Total Current Liabilities	1,591,792	1,932,330
Other long-term liabilities	269,049	282,899
Total Liabilities	1,860,841	2,215,229

Commitments and Contingencies (Note 9)

Series C Redeemable Preferred Stock
Series C redeemable preferred stock, par value $0.0001 per share: 2,000 shares designated; 1 share issued and outstanding as of March 31, 2026 and December 31, 2025, aggregate liquidation preference of $2,000,000 as of March 31, 2026 and December 31, 2025	1,807,300	1,807,300

Stockholders’ Equity
Preferred stock, par value $0.0001 per share: 80,000,000 shares authorized
Series F preferred stock, par value $0.0001 per share: 1,333,333 shares designated; 106,333 shares issued and outstanding as of March 31, 2026 and December 31, 2025, aggregate liquidation preference of $319,000 as of March 31, 2026 and December 31, 2025	319,000	319,000
Common stock, par value $0.0001 per share: 800,000,000 shares authorized; 906,059 issued and outstanding as of March 31, 2026 and December 31, 2025	91	91
Additional paid-in capital	132,601,746	132,597,001
Accumulated deficit	(118,083,470)	(116,632,063)
Total Stockholders’ Equity	14,837,367	16,284,029

Total Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity	$18,505,508	$20,306,558

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues	$3,214,280	$2,591,824
Costs of goods sold	977,492	946,597
Gross Profit	2,236,788	1,645,227

Operating Expenses
Direct operating cost	377,679	343,626
Advertising costs	78,375	174,590
Selling and marketing	805,550	517,100
Research and development	123,436	155,489
General and administrative	1,728,733	2,269,504
Other expense	16,281	49,611
Depreciation and amortization	612,101	499,425
Total Operating Expenses	3,742,155	4,009,345

Operating Loss	(1,505,367)	(2,364,118)

Other Income
Interest income	96,227	45,213
Other (expense) income, net	(42,267)	127,919
Total Other Income	53,960	173,132

Loss Before Income Taxes	(1,451,407)	(2,190,986)
Income tax expense	-	-
Net Loss	(1,451,407)	(2,190,986)
Preferred stock dividends	(75,000)	(75,000)
Net Loss Attributable to Common Stockholders	(1,526,407)	(2,265,986)

Net Loss Attributable to Common Stockholders Per Share - Basic and Diluted	$(1.68)	$(93.50)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	906,059	24,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2026
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2026	106,333	$319,000	906,059	$91	$132,597,001	$(116,632,063)	$16,284,029

Stock-based compensation expense	-	-	-	-	79,745	-	79,745

Series C preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	-	(1,451,407)	(1,451,407)

Balance - March 31, 2026	106,333	$319,000	906,059	$91	$132,601,746	$(118,083,470)	$14,837,367

	Three Months Ended March 31, 2025
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2025	106,953	$791,245	3,198	$-	$118,758,596	$(109,164,636)	$10,385,205

Stock-based compensation expense	-	-	-	-	436,810	-	436,810

Issuance of restricted stock	-	-	250	-	17,522	-	17,522

Sale of common stock, warrants and pre-funded warrants pursuant to a registration statement on Form S-1	-	-	3,013	-	14,377,835	-	14,377,835

Fees incurred in connection with equity offerings	-	-	-	-	(1,766,695)	-	(1,766,695)

Warrants exercised for common stock	-	-	29,529	3	22,144	-	22,147

Warrants exercised for common stock on a cashless basis	-	-	186,942	19	(19)	-	-

Conversion of Series H preferred stock for common stock	(310)	(472,245)	215	-	472,245	-	-

Redemption of Series I preferred stock	(310)	-	-	-	-	-	-

Series C preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	-	(2,190,986)	(2,190,986)

Balance - March 31, 2025	106,333	$319,000	223,147	$22	$132,243,438	$(111,355,622)	$21,206,838

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(1,451,407)	$(2,190,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,487	29,052
Stock-based compensation	79,745	454,332
Amortization of intangible assets	190,449	190,449
Amortization of product development costs	109,435	108,339
Amortization of software development costs	284,730	171,585
Loss on disposal of fixed assets	1,617	-
Amortization of operating lease right-of-use assets	12,925	-
Change in unrealized loss (gain) on investments	683	(4,291)
Changes in operating assets and liabilities:
Accounts receivable	(572)	(230,432)
Inventory	(440,981)	359,418
Prepaid expenses and other current assets	(11,930)	(95,877)
Accounts payable	(308,237)	(361,534)
Accrued expenses	(118,361)	(206,704)
Deferred revenue	(8,824)	124,963
Other long-term liabilities	(13,850)	-
Net Cash Used in Operating Activities	(1,647,091)	(1,651,686)

Cash Flows from Investing Activities
Purchase of equipment and website development	(26,801)	-
Product development costs	(222,884)	-
Software development costs	(51,032)	(173,524)
Redemption/sale of government securities	1,792,458	-
Purchase of investments in government securities	(1,227,608)	(5,994,900)
Net Cash Provided by (Used in) Investing Activities	264,133	(6,168,424)

Cash Flows from Financing Activities
Proceeds from the sale of common stock and warrants	-	14,377,835
Fees paid in connection with equity offerings	-	(1,321,751)
Proceeds from exercise of warrants for common stock	-	22,147
Series C redeemable preferred stock dividends	(75,000)	(75,000)
Net Cash (Used in) Provided by Financing Activities	(75,000)	13,003,231
Net (Decrease) Increase in Cash and Cash Equivalents	(1,457,958)	5,183,121
Cash and Cash Equivalents - Beginning of Period	3,567,487	3,806,915
Cash and Cash Equivalents - End of Period	$2,109,529	$8,990,036

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Series H preferred stock conversion to common stock	$-	$472,245
Website development costs included in accounts payable	16,699	680
Fees in connection with offering costs included in accounts payable and accrued expenses	-	444,944
Product development costs included in accounts payable and accrued expenses	75,518	-
Software development costs included in accounts payable and accrued expenses	2,667	189,298

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

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $1.5 million, a net loss of $1.5 million, and cash used in operations of $1.6 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had cash and cash equivalents of $2.1 million and investments of $5.4 million in U.S. government securities. As of March 31, 2026, the Company had working capital of $8.4 million compared to working capital as of December 31, 2025 of $9.7 million.

Given the Company’s cash position and investment position as of March 31, 2026 and its projected cash flow from operations, the Company believes that it will have sufficient capital to sustain operations for a period of at least one year following the date of this filing. The Company may also raise funds through equity or debt offerings in the future to further accelerate the execution of its long-term strategic plan to develop and commercialize its core products.

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, considered necessary for a fair statement of results of operations, financial position, stockholders’ equity, and cash flows. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 27, 2026.

Net loss per share and share data for the three months ended March 31, 2025 have been retroactively adjusted to reflect the 1-for-750 reverse stock split that occurred on October 28, 2025. See Note 7.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE CONDENSED FINANCIAL STATEMENTS

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions, including those related to the fair value of acquired assets and liabilities, stock-based compensation, income taxes, long-lived assets, inventories, carrying amount and estimated useful lives of long-lived assets, income tax recoverability of deferred tax assets and provisions, standalone selling price estimate of subscription revenue, period of recognition of subscription revenue and other matters that affect the financial statements and disclosures. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. The Company had cash equivalents of $1.8 million and $2.9 million as of March 31, 2026 and December 31, 2025, respectively.

INVESTMENTS

Investments include investments in U.S. government securities, which are classified as available for sale. Investments with original maturities at the date of purchase greater than approximately three months but less than a year are classified as short-term investments, as they represent the investment of cash available for current operations. The Company has investments of $5.4 million invested in U.S. government securities as of March 31, 2026. See Note 6 for more details.

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

The Company offers leased products coupled with monthly subscription services. We account for the revenue from its lease contracts by utilizing the single component accounting policy. This policy requires the Company to account for, by class of underlying asset, the lease component and non-lease component(s) associated with each lease as a single component if two criteria are met: (1) the timing and pattern of the lease component and the non-lease component are the same and (2) the lease component would be classified as an operating lease, if accounted for separately. The Company has determined that its leased product meets the criteria for operating leases and has the same timing and pattern of transfer as its monthly subscription services. The Company has elected the lessor practical expedient within Accounting Standard Codification (“ASC”) 842 Leases and recognizes, measures, presents, and discloses the revenue for the new offering based upon the predominant component, either the lease or non-lease component. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers for its leased products for which it has estimated that the non-lease components of the new offering are the predominant component of the contract.

Disaggregated Revenue

	March 31,	March 31,
	2026	2025
Revenue
Product	$2,954,741	$2,506,620
Subscription	259,539	85,204
Total	$3,214,280	$2,591,824

For the three months ended March 31, 2026 and 2025, the Company’s sales recognized over time were $0.2 million and $85.2 thousand, respectively.

SALES TO DEALERS AND RESELLERS

The Company maintains a reserve for claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. These reserves were not material as of March 31, 2026 and December 31, 2025.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in cost of goods sold and were $43.0 thousand and $67.5 thousand for the three months ended March 31, 2026 and March 31, 2025, respectively.

ACCOUNTS RECEIVABLE - NET

For the three months ended March 31, 2026 and 2025, the Company’s revenues were primarily the result of shipments to VHA hospitals and clinics, which are made in most cases on a prepaid basis. The Company also sells its products to dealers and resellers, typically providing customers with modest trade credit terms. Sales made to dealers and resellers are done with limited rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the accounts receivable allowance for credit losses as necessary whenever events or circumstances indicate the carrying value may not be recoverable. As of March 31, 2026 and December 31, 2025, the allowance for credit losses was immaterial.

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

	March 31,	December 31,
	2026	2025

Beginning Deferred Revenue	$239,916	$225,195
Additions	237,711	893,018
Revenue recognized	(246,535)	(878,297)
Ending Deferred Revenue	$231,092	$239,916

The Company recognized sales of $0.2 million for the three months ended March 31, 2026 that was included in the deferred revenue balance as of December 31, 2025. The Company recognized sales of $53.5 thousand for the three months ended March 31, 2025, that was included in the deferred revenue balance as of December 31, 2024.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the first-in, first-out method.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of March 31, 2026, inventory comprised of $0.6 million in finished goods on hand and $1.2 million in inventory in-transit from vendors. As of December 31, 2025, inventory was comprised of $1.4 million in finished goods on hand. As of December 31, 2025, there was no inventory in transit from vendor.

The Company is required to partially prepay for inventory with certain vendors. As of March 31, 2026 and December 31, 2025, $0.4 million and $0.5 million of prepayments, respectively, were made for inventory and are included in prepaid expenses and other current assets on the balance sheet.

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

Equipment	3 years
Furniture and fixtures	3 to 5 years
Website and other	3 years

GOODWILL

Goodwill is reviewed annually in the fourth quarter, or when circumstances indicate that an impairment may have occurred. The Company first performs a qualitative assessment of goodwill impairment, which considers factors such as market conditions, performance compared to forecast, business outlook and unusual events. If the qualitative assessment indicates a possible goodwill impairment, goodwill is then quantitatively tested for impairment. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. If a quantitative goodwill impairment test is required, the fair value is determined using a variety of assumptions including estimated future cash flows using applicable discount rates (income approach), comparisons to other similar companies (market approach), and an adjusted balance sheet approach. As of March 31, 2026 and December 31, 2025, no indicators of impairment were noted.

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark LLC in 2016, the former subsidiary that was merged with and into the Company, and are included in other intangible assets in the Company’s balance sheet as of March 31, 2026 and December 31, 2025.

As of March 31, 2026, the other intangible assets were composed of patents of $0.5 million; trademarks of $0.6 million; and customer relationships of $0.1 million. As of December 31, 2025, the other intangible assets are composed of patents of $0.6 million; trademarks of $0.7 million; and customer relationships of $0.1 million. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years, 20 years, and 10 years, respectively. During the three months ended March 31, 2026 and 2025, the Company had amortization expense of $0.2 million.

Amortization expense is estimated to be approximately $0.4 million for the remainder of fiscal year 2026, $0.3 million for fiscal year 2027, $63 thousand for fiscal year 2028, $63 thousand for fiscal year 2029 and approximately $0.4 million thereafter.

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

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Basic net loss attributable to common stockholders per share was computed using the weighted average number of shares of Common Stock, par value $0.0001 per share (“Common Stock”), outstanding. Diluted net loss applicable to common stockholders per share (“Diluted net loss per share”) includes the effect of diluted Common Stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 187,330 shares of Common Stock and warrants to purchase 12,396,490 shares of Common Stock as of March 31, 2026, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 183 shares of Common Stock and warrants to purchase 393,898 shares of Common Stock as of March 31, 2025, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT AND PRODUCT AND SOFTWARE DEVELOPMENT COSTS

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and product development firms. The Company expenses all research and development costs as incurred until technological feasibility has been established for the product. Once technological feasibility is established, development costs including software and product design are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. For the three months ended March 31, 2026, the Company capitalized $0.3 million in product development costs and $53.7 thousand in software development costs. For the three months ended March 31, 2025, the Company did not capitalize costs for product development and capitalized $0.4 million software development costs. Amortization of these costs was on a straight-line basis over three years and amounted to approximately $0.1 million and $0.3 million for product development and software development, respectively, for the three months ended March 31, 2026. Amortization expense amounted to approximately $0.1 million and $0.2 million for product development and software development, respectively, for the three months ended March 31, 2025.

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

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments – Credit Loss (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets”(“ASU2025-05”), which provides a practical expedient permitting an entity to assume that the conditions at the balance sheet date may remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Effective January 1, 2026, the Company adopted ASU 2025-05 and determined there was no material impact on the unaudited condensed financial statements.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2026	2025
Salaries, payroll taxes and vacation	$362,960	$248,923
Merchant card fees	29,051	20,368
Professional fees	74,797	99,298
Management incentives	200,661	450,000
Lease liability	51,345	48,821
Credit card liability	103,760	102,644
Other	193,489	158,370
Totals	$1,016,063	$1,128,424

Certain prior period amounts have been broken out of or included in “Other” to conform to current period presentation in the table above.

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

Level 2 assets measured at fair value on a recurring basis were as follows:

	March 31, 2026	December 31, 2025
	Fair Value Measurement	Fair Value Measurement

U.S. government securities	$5,377,685	$5,943,218

NOTE 7 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK

October 2025 Reverse Stock Split

On October 28, 2025, the Company executed a 1-for-750 reverse split of its outstanding Common Stock and Series C Redeemable Preferred Stock. As a result of the reverse splits, each 750 pre-split shares of Common Stock outstanding and each 750 pre-split shares of Series C Redeemable Preferred Stock outstanding were automatically exchanged for one new share of each without any action on the part of the holders. The number of outstanding shares of Common Stock was reduced from 576,305,099 shares to 768,665 shares, and the number of outstanding shares of Series C Redeemable Preferred Stock was reduced to 1 share. 258 shares of Common Stock were issued as a result of the treatment of fractional shares in connection with this reverse stock split, which rounded up outstanding post-split shares to the nearest whole number. The reverse stock split did not affect the total number of shares of capital stock, including Series C Redeemable Preferred Stock, that the Company is authorized to issue.

Net loss per share and all share data as of and for the three months ended March 31, 2025 have been retroactively adjusted to reflect the reverse stock splits in accordance with ASC 260-10-55-12, “Restatement of EPS Data”.

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

The Company has used the net proceeds from the February Offering for additional sales and marketing investments, working capital and other general corporate purposes. As of December 31, 2025, the February Purchasers exercised all of their Pre-Funded Warrants for an aggregate of 29,529 shares of Common Stock. In addition, the exercise price for the Series C Warrants and Series D Warrants were subject to an adjustment due to the Company obtaining stockholder approval for the issuance of the underlying shares on March 27, 2025 and the “October 28, 2025 Reverse Stock Split” (refer to Note 7), which resulted in a new exercise price of $1.17 per Series C Warrant share and $88.50 per Series D Warrant share and the number of shares of Common Stock issuable upon a cash exercise of such Warrants correspondingly increased to 12,347,781 shares and 244,070 shares for the Series C Warrants and Series D Warrants, respectively. As of December 31, 2025, the February Purchasers exercised all of their Series D Warrants and received 732,202 shares of Common Stock on an alternative cashless basis.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

Series C Redeemable Preferred Stock

In May 2017, the Company authorized the Series C Redeemable Preferred Stock. Holders of Series C Redeemable Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For each of the three months ended March 31, 2026 and 2025, the Company recorded Series C Redeemable Preferred Stock dividends amounting to $75 thousand.

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

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Redeemable Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Redeemable Preferred Stock as temporary equity in the balance sheets as of March 31, 2026 and December 31, 2025 until such time that events occur that indicate otherwise.

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable as of March 31, 2026 and December 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding and exercisable at January 1, 2026	12,396,491	$3.12	4.13	$-
Expired warrants	(1)	2,437,500.00	-	-
Outstanding and exercisable at March 31, 2026	12,396,490	$2.93	3.89	$-

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - STOCK INCENTIVE PLANS

2023 Stock Incentive Plan

On March 7, 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The aggregate maximum number of shares of Common Stock that may be issued under the 2023 Plan was 92 shares for the 2023 fiscal year; thereafter, the maximum number is limited to 15% of the outstanding shares of Common Stock, calculated on the first business day of each fiscal quarter. As of March 31, 2026, the maximum number of shares of Common Stock that may be issued under the 2023 Plan is 187,277. Under the 2023 Plan, options which are forfeited or terminated, settled in cash in lieu of shares of Common Stock, or settled in a manner such that shares are not issued, will again immediately become available to be issued. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the 2023 Plan and will not again be available for issuance.

Stock Options

During the three months ended March 31, 2026, the Company issued an aggregate of 700 stock options under the 2023 Plan, vesting over a period of four years to an employee with an exercise price of $0.70 per share in consideration for services provided to the Company. As of March 31, 2026, the unrecognized compensation cost related to non-vested stock options was $63.9 thousand.

During the three months ended March 31, 2025, the Company issued 124 stock options vesting over a period of four years to employees with an exercise price of $1,125.00 per share. In addition, 36 fully vested stock options were granted to four non-employee directors at an exercise price of $1,125.00 per share. The aggregate fair value of the shares issued to the directors was $39.3 thousand. As of March 31, 2025, the unrecognized compensation cost related to non-vested stock options was $0.6 million.

During the three months ended March 31, 2026, 700 stock options were forfeited by participants under the 2023 Plan. During the three months ended March 31, 2025, 1 stock option was forfeited by participants and 1 stock option was cancelled under the 2023 Plan.

Restricted Stock

During the three months ended March 31, 2026, the Company granted no shares of restricted Common Stock under the 2023 Plan to employees and consultants, in accordance with the terms of the applicable employment and consulting agreements with the Company. The unamortized compensation cost as of March 31, 2026, related to all outstanding restricted stock was $0.4 million.

During the three months ended March 31, 2025, the Company granted 250 shares of restricted Common Stock under the 2023 Plan to five employees and consultants, in accordance with the terms of the applicable employment and consulting agreements with the Company. Such shares vest over four years commencing on January 2, 2025, with a quarter to vest on the anniversary of the grant, and thereafter in quarterly amounts until the entire award has vested, so long as each remains in the service of the Company. The fair value of restricted stock granted was $0.3 million and the unamortized compensation cost as of March 31, 2025, related to all outstanding restricted stock was $0.4 million.

The following table summarizes the Company’s restricted stock awards unvested as of March 31, 2026 and March 31, 2025

	March 31,	March 31,
	2026	2025

Beginning Unvested	132,135	5
Granted	-	250
Vested	(8,210)	(16)
Cancelled	(6,050)	-
Ending Unvested	117,875	239

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - STOCK INCENTIVE PLANS (CONTINUED)

Stock Option Modification

During the three months ended March 31, 2026, the Company had no cancellations resulting in a modification date.

During the three months ended March 31, 2025, the Company cancelled 2 outstanding stock options under the 2023 Plan, the 2017 Stock Incentive Plan and the 2013 Long-Term Stock Incentive Plan and granted new stock options under the 2023 Plan which resulted in a new exercise price of $1,125.00 per share and the issuance of 116 stock options. The new stock options continued to vest based on the original vesting schedule that had been attributable to the cancelled stock options. This resulted in an incremental stock-based compensation expense of $69.4 thousand recorded as of the modification date.

Stock-based Compensation Expense

Total stock-based compensation expense during three months ended March 31, 2026 and 2025 pertaining to awards under the 2023 Plan amounted to $79.8 thousand and $0.5 million, respectively.

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

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a renewal five-year lease agreement in April 2025 for the warehouse space located in Louisville, Kentucky. The Right of Use (“ROU”) asset value added as a result of this renewal lease agreement was $0.3 million. The Company’s ROU asset and lease liability accounts reflect the inclusion of this renewal lease in the Company’s balance sheet as of March 31, 2026. The current monthly rent of $7.3 thousand will increase by the annual 3% rate to the new monthly rent of $7.6 thousand in September 2026.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the three months ended March 31, 2026, total operating lease cost was $32.3 thousand and was recorded in direct operating costs. Operating lease cost for the three months ended March 31, 2025 amounted to $19.2 thousand and was recorded in direct operating costs. Operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next three years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of March 31, 2026:

Year Ending December 31,
2026 (excluding the three months ended March 31, 2026)	$66,450
2027	91,900
2028	95,800
2029	99,600
2030	68,000
Total future minimum lease payments	421,750
Less imputed interest	(101,356)
Total present value of future minimum lease payments	$320,394

As of March 31, 2026
Operating lease right-of-use assets	$311,133

Accrued expenses	$51,345
Other long-term liabilities	$269,049
$320,394

As of March 31, 2026

Weighted Average Remaining Lease Term	4.42
Weighted Average Discount Rate	13.00%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2026 should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (this “Form 10-Q”). This discussion and other disclosure in this Form 10-Q contain forward-looking statements and information relating to our business that reflect our current views and assumptions concerning future events and is subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform to these statements to actual results.

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

Results of Operations

Three months ended March 31, 2026, compared with the three months ended March 31, 2025.

Revenue, Cost of Goods Sold, and Gross Profit

	Three Months Ended
	March 31,
	2026	2025
Revenue	$3,214,280	$2,591,824
Cost of Goods Sold	977,492	946,597
Gross Profit	$2,236,788	$1,645,227
Profit Margin	69.6%	63.5%

We experienced a 24% increase in revenue for the three months ended March 31, 2026, as compared to the same period ended March 31, 2025. The primary reason for the increase in revenue was due to continued higher sales of our Freedom Alert Mini units, and our upgraded Guardian Alert 911 Plus.

Gross profit margin was 69.6% for the three months ended March 31, 2026, up from 63.5% for the three months ended March 31, 2025, as a result of a decrease in shipping and fulfillment costs and a price increase that was implemented in late January 2026.

Operating Expenses

	Three Months Ended
	March 31,
Operating Expenses	2026	2025	$ Change	% Change
Direct operating cost	$377,679	$343,626	$34,053	10%
Advertising costs	78,375	174,590	(96,215)	(55)%
Selling and marketing	805,550	517,100	288,450	56%
Research and development	123,436	155,489	(32,053)	(21)%
General and administrative	1,728,733	2,269,504	(540,771)	(24)%
Other expense	16,281	49,611	(33,330)	(67)%
Depreciation and amortization	612,101	499,425	112,676	23%
Total Expenses	$3,742,155	$4,009,345	$(267,190)	(7)%

Direct Operating Cost

The $34.1 thousand increase in direct operating cost for the three months ended March 31, 2026, compared to the same period ended March 31, 2025, was primarily driven by an increase in merchant fees due to higher revenues.

Advertising Costs

The $96.2 thousand decrease in advertising costs for the three months ended March 31, 2026, compared to the same period ended March 31, 2025, was primarily driven by the shift away from sales to the business-to-consumer channel.

Selling and Marketing

The $0.3 million increase in selling and marketing expenses for the three months ended March 31, 2026, compared to the same period ended March 31, 2025, was primarily driven by an increase in sales personnel and their related costs.

Research and Development

The $32.1 thousand decrease in research and development costs for the three months ended March 31, 2026, compared to the same period ended March 31, 2026, was primarily driven by lower consultant costs.

General and Administrative

The $0.5 million decrease in general and administrative expense for the three months ended March 31, 2026 compared to the same period ended March 31, 2025, was primarily driven by a decrease in stock compensation due to fully vested stock options, lower consulting costs and lower legal fees.

Other Income

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
Other Income
Interest income	$96,227	$45,213	$51,014	113%
Other (expense) income, net	(42,267)	127,919	(170,186)	(133)%
Total Other Income	$53,960	$173,132	$(119,172)	(69)%

During the three months ended March 31, 2026 and 2025, the Company recorded $96.2 thousand and $45.2 thousand, respectively, of interest income generated from its cash and investment balances. During the three months ended March 31, 2025, the Company recognized the receipt of a $0.1 million refund from the Internal Revenue Service in connection with its application of an employee retention credit for businesses.

Liquidity and Capital Resources

Sources of Liquidity

The Company generated an operating loss of $1.5 million, a net loss of $1.5 million and cash used in operating activities of $1.6 for the three months ended March 31, 2026. As of March 31, 2026, the Company had cash and cash equivalents of $2.1 million and investments of $5.4 million in U.S. government securities. At March 31, 2026, the Company had working capital of $8.4 million, compared to working capital as of December 31, 2025 of $9.7 million.

Given our cash and investment positions as of March 31, 2026, we believe we will have sufficient capital to sustain operations for at least twelve months from the date of the filing of our financial statements. We may, if deemed necessary, raise funds in the future through equity or debt offerings to further accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Cash Flows

Cash Used in Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities was $1.6 million. During the three months ended March 31, 2025, net cash used in operating activities was $1.7 million. Apart from the $0.7 million and $1.0 million, for the three months ended March 31, 2026 and 2025, respectively, in depreciation, amortization and stock-based compensation, our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms of Net 30.

Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2026, we invested $0.3 million in product development and software development and purchased $1.2 million in U.S. government securities and sold/redeemed $1.8 million in U.S. government securities. During the three months ended March 31, 2025, we invested $0.2 million in software development and purchased $6.0 million investment in government securities.

Cash (Used in) Provided by Financing Activities

	Three Months Ended March 31,
	2026	2025
Cash Flows from Financing Activities
Proceeds from sale of common stock and warrants	$-	$14,377,835
Fees paid in connection with equity offerings	-	(1,321,751)
Proceeds from exercise of warrants for common stock	-	22,147
Series C redeemable preferred stock dividends	(75,000)	(75,000)
Net Cash (Used in) Provided by Financing Activities	$(75,000)	$13,003,231

During the three months ended March 31, 2026 and 2025, we paid Series C Redeemable Preferred Stock dividends amounting to $0.1 million each period. During the three months ended March 31, 2025, we completed a registered public offering of units and pre-funded units, consisting of Common Stock, warrants and pre-funded warrants, whereby we received gross proceeds of $14.4 million. The Company also received gross proceeds from the exercise of all Pre-Funded Warrants of $22.1 thousand. The February Offering and the exercise of Pre-funded Warrants resulted in a total of $1.3 million in fees incurred.

Impact of Inflation and Tariffs

We believe that our business has been modestly impacted by inflationary trends during the past four fiscal years. However, recent activity by the U.S. administration concerning tariffs and cost pressures coming from the war with Iran will likely increase our cost of fulfilment in fiscal year 2026. Should inflation continue to be a factor in the worldwide economy, it may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. It is uncertain what impact new or existing tariffs, trade restrictions or retaliatory actions may have on us, the PERS industry or our customers. An escalation in trade tensions or the implementation of broader tariffs, trade restrictions or retaliatory measures on our products or components originating from countries outside the U.S. could adversely impact our ability to source necessary components, manufacture products at competitive cost, or sell our products at prices customers are willing to pay. We have been able to maintain our profit margins through selected price increases, higher productivity, better supply chain management, efficiency improvements, and through other cost reduction programs.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2026, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item 3 as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. Management has concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

LogicMark, Inc.

Date: May 15, 2026	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2026	By:	/s/ Erica Torres
Erica Torres
Vice President Corporate Controller
(Principal Accounting Officer)