Form 10-Q
period 2026-06-30
LogicMark, Inc.
filed 2026-08-19
CIK 1566826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 19, 2026, there were 899,759 shares of Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

LogicMark, Inc.

Form 10-Q

Table of Contents

June 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

LogicMark, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	$3,495,672	$3,567,487
Investments	3,135,718	5,943,218
Accounts receivable, net	9,303	5,812
Inventory	1,193,577	1,400,305
Prepaid expenses and other current assets	838,730	681,265
Total Current Assets	8,673,000	11,598,087

Property and equipment, net	152,646	113,929
Right-of-use assets, net	297,836	324,058
Product development costs, net of amortization of $1,052,322 and $833,452, respectively	1,695,567	1,257,447
Software development costs, net of amortization of $1,753,224 and $1,183,765, respectively	2,037,832	2,454,909
Goodwill	3,143,662	3,143,662
Other intangible assets, net of amortization of $7,570,999 and $7,190,101, respectively	1,033,568	1,414,466
Total Assets	$17,034,111	$20,306,558

Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$464,172	$563,990
Accrued expenses	1,059,156	1,128,424
Deferred revenue	255,598	239,916
Total Current Liabilities	1,778,926	1,932,330
Other long-term liabilities	254,744	282,899
Total Liabilities	2,033,670	2,215,229

Commitments and Contingencies (Note 9)

Series C Redeemable Preferred Stock
Series C redeemable preferred stock, par value $0.0001 per share: 2,000 shares designated; 1 share issued and outstanding as of June 30, 2026 and December 31, 2025; aggregate liquidation preference of $2,000,000 as of June 30, 2026 and December 31, 2025	1,807,300	1,807,300

Stockholders’ Equity
Preferred stock, par value $0.0001 per share: 80,000,000 shares authorized
Series F preferred stock, par value $0.0001 per share: 1,333,333 shares designated; 0 and 106,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; aggregate liquidation preference of $0 and $319,000 as of June 30, 2026 and December 31, 2025, respectively	-	319,000
Common stock, par value $0.0001 per share: 800,000,000 shares authorized; 899,759 and 906,059 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	90	91
Additional paid-in capital	132,828,442	132,597,001
Accumulated deficit	(119,635,391)	(116,632,063)
Total Stockholders’ Equity	13,193,141	16,284,029

Total Liabilities, Series C Redeemable Preferred Stock and Stockholders’ Equity	$17,034,111	$20,306,558

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$3,349,300	$2,853,210	$6,563,580	$5,445,035
Costs of goods sold	980,955	925,910	1,958,447	1,872,507
Gross Profit	2,368,345	1,927,300	4,605,133	3,572,528

Operating Expenses
Direct operating cost	389,880	350,453	767,559	694,079
Advertising costs	89,007	46,395	167,382	220,985
Selling and marketing	835,699	703,249	1,641,252	1,220,348
Research and development	91,447	138,115	214,883	293,604
General and administrative	1,951,309	2,313,034	3,680,042	4,579,753
Other expense	6,481	14,423	22,761	64,035
Depreciation and amortization	598,917	494,045	1,211,017	993,472

Total Operating Expenses	3,962,740	4,059,714	7,704,896	8,066,276

Operating Loss	(1,594,395)	(2,132,414)	(3,099,763)	(4,493,748)

Other Income
Interest income	42,049	133,648	138,277	178,863
Other income (expense), net	425	(53,906)	(41,842)	71,227
Total Other Income	42,474	79,742	96,435	250,090

Loss Before Income Taxes	(1,551,921)	(2,052,672)	(3,003,328)	(4,243,658)
Income tax expense	-	-	-	-
Net Loss	(1,551,921)	(2,052,672)	(3,003,328)	(4,243,658)
Preferred stock dividends	(75,000)	(75,000)	(150,000)	(150,000)
Net Loss Attributable to Common Stockholders	(1,626,921)	(2,127,672)	(3,153,328)	(4,393,658)

Net Loss Attributable to Common Stockholders Per Share - Basic and Diluted	$(1.81)	$(2.90)	$(3.49)	$(11.60)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	900,179	733,023	903,119	378,629

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2026
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - March 31, 2026	106,333	$319,000	906,059	$91	$132,601,746	$(118,083,470)	$14,837,367

Stock-based compensation expense	-	-	-	-	431,695	-	431,695

Cancellation of restricted stock	-	-	(6,300)	(1)	1	-	-

Repurchase of Series F preferred stock	(106,333)	(319,000)	-	-	-	-	(319,000)

Repurchase of warrants	-	-	-	-	(130,000)	-	(130,000)

Series C preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	-	(1,551,921)	(1,551,921)

Balance - June 30, 2026	-	$-	899,759	$90	$132,828,442	$(119,635,391)	$13,193,141

	Six Months Ended June 30, 2026
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2026	106,333	$319,000	906,059	$91	$132,597,001	$(116,632,063)	$16,284,029

Stock-based compensation expense	-	-	-	-	511,440	-	511,440

Cancellation of restricted stock	-	-	(6,300)	(1)	1	-	0

Repurchase of Series F preferred stock	(106,333)	(319,000)	-	-	-	-	(319,000)

Repurchase of warrants	-	-	-	-	(130,000)	-	(130,000)

Series C preferred stock dividends	-	-	-	-	(150,000)	-	(150,000)

Net loss	-	-	-	-	-	(3,003,328)	(3,003,328)

Balance - June 30, 2026	-	$-	899,759	$90	$132,828,442	$(119,635,391)	$13,193,141

	Three Months Ended June 30, 2025
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - March 31, 2025	106,333	$319,000	223,147	$22	$132,243,438	$(111,355,622)	$21,206,838

Stock-based compensation expense	-	-	-	-	380,693	-	380,693

Fees incurred in connection with equity offerings	-	-	-	-	(63,764)	-	(63,764)

Warrants exercised for common stock on a cashless basis	-	-	545,260	55	(55)	-	-

Series C preferred stock dividends	-	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	-	(2,052,672)	(2,052,672)

Balance - June 30, 2025	106,333	$319,000	768,407	$77	$132,485,312	$(113,408,294)	$19,396,095

	Six Months Ended June 30, 2025
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2025	106,953	$791,245	3,198	$-	$118,758,596	$(109,164,636)	$10,385,205

Stock-based compensation expense	-	-	-	-	817,503	-	817,503

Issuance of restricted stock	-	-	250	-	17,522	-	17,522

Sale of common stock, warrants and pre-funded warrants pursuant to a registration statement on Form S-1	-	-	3,013	-	14,377,835	-	14,377,835

Fees incurred in connection with equity offerings	-	-	-	-	(1,830,459)	-	(1,830,459)

Warrants exercised for common stock	-	-	29,529	3	22,144	-	22,147

Warrants exercised for common stock on a cashless basis	-	-	732,202	74	(74)	-	-

Conversion of Series H preferred stock for common stock	(310)	(472,245)	215	-	472,245	-	-

Redemption of Series I preferred stock	(310)	-	-	-	-	-	-

Series C preferred stock dividends	-	-	-	-	(150,000)	-	(150,000)

Net loss	-	-	-	-	-	(4,243,658)	(4,243,658)

Balance - June 30, 2025	106,333	$319,000	768,407	$77	$132,485,312	$(113,408,294)	$19,396,095

The accompanying notes are an integral part of these unaudited condensed financial statements.

LogicMark, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(3,003,328)	$(4,243,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,790	58,378
Stock-based compensation	511,440	835,025
Amortization of intangible assets	380,898	380,898
Amortization of product development costs	218,870	217,242
Amortization of software development costs	569,459	336,954
Loss on disposal of fixed assets	1,617	1,195
Amortization of operating lease right-of-use assets	26,222	-
Change in unrealized (gain) on investments	(6,716)	(18,004)
Changes in operating assets and liabilities:
Accounts receivable	(3,491)	(144,613)
Inventory	206,728	258,780
Prepaid expenses and other current assets	(157,465)	(97,192)
Accounts payable	(244,949)	(293,651)
Accrued expenses	(92,390)	(126,539)
Deferred revenue	15,682	174,831
Other long-term liabilities	(28,155)	-
Net Cash Used in Operating Activities	(1,563,788)	(2,660,354)

Cash Flows from Investing Activities
Purchase of equipment and website development	(61,952)	(5,648)
Product development costs	(562,326)	(13,856)
Software development costs	(98,965)	(641,949)
Redemption/sale of government securities	4,041,824	-
Purchase of investments in government securities	(1,227,608)	(7,947,962)
Net Cash Provided by (Used in) Investing Activities	2,090,973	(8,609,415)

Cash Flows from Financing Activities
Proceeds from the sale of common stock and warrants	-	14,377,835
Fees paid in connection with equity offerings	-	(1,773,169)
Proceeds from exercise of warrants for common stock	-	22,147
Repurchase of Series F preferred stock	(319,000)	-
Repurchase of warrants	(130,000)	-
Series C redeemable preferred stock dividends	(150,000)	(150,000)
Net Cash (Used in) Provided by Financing Activities	(599,000)	12,476,813
Net (Decrease) Increase in Cash and Cash Equivalents	(71,815)	1,207,044
Cash and Cash Equivalents - Beginning of Period	3,567,487	3,806,915
Cash and Cash Equivalents - End of Period	$3,495,672	$5,013,959

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Series H preferred stock conversion to common stock	$-	$472,245
Website development costs included in accounts payable and accrued expenses	20,172	2,080
Fees in connection with offering costs included in accounts payable and accrued expenses	-	57,290
Product development costs included in accounts payable and accrued expenses	94,664	105,509
Software development costs included in accounts payable and accrued expenses	53,417	331,944

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

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

The Company generated an operating loss of $3.1 million, a net loss of $3.0 million, and cash used in operations of $1.6 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had cash and cash equivalents of $3.5 million and investments of $3.1 million in U.S. government securities. As of June 30, 2026, the Company had working capital of $6.9 million compared to working capital as of December 31, 2025 of $9.7 million.

Given the Company’s cash position and investment position as of June 30, 2026 its projected cash flow from operations, a subsequent offering of Series J Preferred Stock (refer to Note 11), and the entering in of a merger agreement in July 2026 (refer to Note 11), the Company believes that it will have sufficient capital to sustain operations for a period of at least one year following the date of this filing.

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

Net loss per share and share data for the three and six months ended June 30, 2025 have been retroactively adjusted to reflect the 1-for-750 reverse stock split that occurred on October 28, 2025. See Note 7.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with an original maturity date of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value. The Company had cash equivalents of $3.1 million and $2.9 million as of June 30, 2026 and December 31, 2025, respectively.

INVESTMENTS

Investments include investments in U.S. government securities, which are classified as available for sale. Investments with original maturities at the date of purchase greater than approximately three months but less than a year are classified as short-term investments, as they represent the investment of cash available for current operations. The Company has investments of $3.1 million and $5.9 million invested in U.S. government securities as of June 30, 2026 and December 31, 2025, respectively. See Note 6 for more details.

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

The Company offers leased products coupled with monthly subscription services. We account for the revenue from its lease contracts by utilizing the single component accounting policy. This policy requires the Company to account for, by class of underlying asset, the lease component and non-lease component(s) associated with each lease as a single component if two criteria are met: (1) the timing and pattern of the lease component and the non-lease component are the same and (2) the lease component would be classified as an operating lease, if accounted for separately. The Company has determined that its leased product meets the criteria for operating leases and has the same timing and pattern of transfer as its monthly subscription services. The Company has elected the lessor practical expedient within Accounting Standard Codification (“ASC”) 842, Leases, and recognizes, measures, presents, and discloses the revenue for the new offering based upon the predominant component, either the lease or non-lease component. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers, for its leased products for which it has estimated that the non-lease components of the new offering are the predominant component of the contract.

Disaggregated Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue
Product	$3,100,253	$2,726,309	$6,054,994	$5,232,930
Subscription	249,047	126,901	508,586	212,105
Total	$3,349,300	$2,853,210	$6,563,580	$5,445,035

The Company’s sales recognized over time were $0.2 million and $0.5 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.

SALES TO DEALERS AND RESELLERS

The Company maintains a reserve for claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. These reserves were not material as of June 30, 2026 and December 31, 2025.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling are included in revenues. The related freight charges incurred by the Company are included in cost of goods sold and were $45.3 thousand and $88.3 thousand for the three and six months ended June 30, 2026, respectively, and $60.9 thousand and $0.1 million for the three and six months ended June 30, 2025, respectively.

ACCOUNTS RECEIVABLE - NET

For the three and six months ended June 30, 2026 and 2025, the Company’s revenues were primarily the result of shipments to VHA hospitals and clinics, which are made in most cases on a prepaid basis. The Company also sells its products to dealers and resellers, typically providing customers with modest trade credit terms. Sales made to dealers and resellers are done with limited rights of return and are subject to the normal warranties offered to the ultimate consumer for product defects.

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the accounts receivable allowance for credit losses as necessary whenever events or circumstances indicate the carrying value may not be recoverable. As of June 30, 2026 and December 31, 2025, the allowance for credit losses was immaterial.

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

	June 30,	December 31,
	2026	2025

Beginning Deferred Revenue	$239,916	$225,195
Additions	497,531	893,018
Revenue recognized	(481,849)	(878,297)
Ending Deferred Revenue	$255,598	$239,916

The Company recognized sales of $51.8 thousand and $0.2 million for the three and six months ended June 30, 2026, respectively, that was included in the deferred revenue balance as of December 31, 2025. The Company recognized sales of $56.7 thousand and $0.1 million for the three and six months ended June 30, 2025, respectively, that was included in the deferred revenue balance as of December 31, 2024.

INVENTORY

The Company measures inventory at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the first-in, first-out method.

The Company performs regular reviews of inventory quantities on hand and evaluates the realizable value of its inventories. The Company adjusts the carrying value of the inventory as necessary for excess, obsolete, and slow-moving inventory by comparing the individual inventory parts to forecasted product demand or production requirements. As of June 30, 2026, inventory was comprised of $1.2 million in finished goods on hand, and there was no inventory in-transit from vendors. As of December 31, 2025, inventory was comprised of $1.4 million in finished goods on hand, and there was no inventory in transit from vendors.

The Company is required to partially prepay for inventory with certain vendors. As of June 30, 2026 and December 31, 2025, $0.5 million of prepayments were made for inventory and are included in prepaid expenses and other current assets on the balance sheet.

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

GOODWILL

Goodwill is reviewed annually in the fourth quarter, or when circumstances indicate that an impairment may have occurred. The Company first performs a qualitative assessment of goodwill impairment, which considers factors such as market conditions, performance compared to forecast, business outlook and unusual events. If the qualitative assessment indicates a possible goodwill impairment, goodwill is then quantitatively tested for impairment. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. If a quantitative goodwill impairment test is required, the fair value is determined using a variety of assumptions including estimated future cash flows using applicable discount rates (income approach), comparisons to other similar companies (market approach), and an adjusted balance sheet approach. As of June 30, 2026 and December 31, 2025, no indicators of impairment were noted.

OTHER INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of LogicMark LLC in 2016, the former subsidiary that was merged with and into the Company, and are included in other intangible assets in the Company’s balance sheet as of June 30, 2026 and December 31, 2025.

As of June 30, 2026, the other intangible assets were composed of patents of $0.4 million; trademarks of $0.6 million; and customer relationships of $13.8 thousand. As of December 31, 2025, the other intangible assets are composed of patents of $0.6 million; trademarks of $0.7 million; and customer relationships of $0.1 million. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives which for the patents, trademarks and customer relationships are 11 years, 20 years, and 10 years, respectively. During the three and six months ended June 30, 2026, the Company had amortization expense of $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2025, the Company had amortization expense of $0.2 million and $0.4 million, respectively

Amortization expense is estimated to be approximately $0.2 million for the remainder of fiscal year 2026, $0.3 million for fiscal year 2027, $62.9 thousand for fiscal year 2028, $62.9 thousand for fiscal year 2029 and approximately $0.4 million thereafter.

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

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Basic net loss attributable to common stockholders per share was computed using the weighted average number of shares of Common Stock, par value $0.0001 per share (“Common Stock”), outstanding. Diluted net loss applicable to common stockholders per share (“Diluted net loss per share”) includes the effect of diluted Common Stock equivalents. Potentially dilutive securities from the exercise of stock options to purchase 193,130 shares of Common Stock and warrants to purchase 125 shares of Common Stock as of June 30, 2026, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive securities from the exercise of stock options to purchase 2,865 shares of Common Stock and warrants to purchase 212,144 shares of Common Stock as of June 30, 2025, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT AND PRODUCT AND SOFTWARE DEVELOPMENT COSTS

Research and development costs are expenditures on new market development and related engineering costs. In addition to internal resources, the Company utilizes functional consulting resources, third-party software, and product development firms. The Company expenses all research and development costs as incurred until technological feasibility has been established for the product. Once technological feasibility is established, development costs including software and product design are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. For the three months ended June 30, 2026, the Company capitalized $0.4 million in product development costs and $0.1 million in software development costs. For the six months ended June 30, 2026, the Company capitalized $0.7 million in product development costs and $0.2 million in software development costs. For the three months ended June 30, 2025, the Company capitalized $23.6 thousand and $0.4 million in product development costs and software development costs, respectively. For the six months ended June 30, 2025, the Company capitalized $13.9 thousand and $0.7 million in product development costs and software development costs, respectively. Amortization of these costs was on a straight-line basis over three years and amounted to approximately $0.1 million and $0.3 million for product development and software development, respectively, for the three months ended June 30, 2026. Amortization expense for the six months ended June 30, 2026, amounted to approximately $0.2 million and $0.6 million in product development and software development, respectively. Amortization expense amounted to approximately $0.1 million and $0.2 million for product development and software development, respectively, for the three months ended June 30, 2025. For the six months ended June 30, 2025, amortization of these costs amounted to approximately $0.2 million and $0.3 million for product development and software development, respectively.

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

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments – Credit Loss (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets”(“ASU 2025-05”), which provides a practical expedient permitting an entity to assume that the conditions at the balance sheet date may remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Effective January 1, 2026, the Company adopted ASU 2025-05 and determined there was no material impact on the unaudited condensed financial statements.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2026	2025
Salaries, payroll taxes and vacation	$249,902	$248,923
Merchant card fees	26,580	20,368
Professional fees	152,383	99,298
Management incentives	388,861	450,000
Lease liability	53,951	48,821
Credit card liability	74,608	102,644
Other	112,871	158,370
Totals	$1,059,156	$1,128,424

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

Level 2 assets measured at fair value on a recurring basis were as follows:

	June 30, 2026	December 31, 2025
	Fair Value Measurement	Fair Value Measurement

U.S. government securities	$3,135,718	$5,943,218

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

Net loss per share and all share data as of and for the three and six months ended June 30, 2025 have been retroactively adjusted to reflect the reverse stock splits in accordance with ASC 260-10-55-12, “Restatement of EPS Data”.

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

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

Series C Redeemable Preferred Stock

In May 2017, the Company authorized the Series C Redeemable Preferred Stock. Holders of Series C Redeemable Preferred Stock are entitled to receive dividends of 15% per year, payable in cash. For each of the three and six months ended June 30, 2026 and 2025, the Company recorded Series C Redeemable Preferred Stock dividends amounting to $75 thousand and $0.2 million, respectively.

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

A redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Upon the determination that such events are probable, the equity security would be classified as a liability. Given the Series C Redeemable Preferred Stock contains a fundamental change provision, the security is considered conditionally redeemable. Therefore, the Company has classified the Series C Redeemable Preferred Stock as temporary equity in the balance sheets as of June 30, 2026 and December 31, 2025 until such time that events occur that indicate otherwise.

Warrants

The following table summarizes the Company’s warrants outstanding and exercisable as of June 30, 2026 and December 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding and exercisable at January 1, 2026	12,396,491	$3.12	4.13	$-
Expired warrants	(1)	2,437,500.00	-	-
Repurchased Warrants	(12,396,365)	1.72	-	-
Outstanding and exercisable at June 30, 2026	125	$471,253.22	1.75	$-

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - STOCK INCENTIVE PLANS

2023 Stock Incentive Plan

On March 7, 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The aggregate maximum number of shares of Common Stock that may be issued under the 2023 Plan was 92 shares for the 2023 fiscal year; thereafter, the maximum number is limited to 15% of the outstanding shares of Common Stock, calculated on the first business day of each fiscal quarter. As of June 30, 2026, the maximum number of shares of Common Stock that may be issued under the 2023 Plan is 193,077. Under the 2023 Plan, options which are forfeited or terminated, settled in cash in lieu of shares of Common Stock, or settled in a manner such that shares are not issued, will again immediately become available to be issued. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the 2023 Plan and will not again be available for issuance.

Stock Options

During the three and six months ended June 30, 2026, the Company issued an aggregate of 700 stock options under the 2023 Plan vesting over a period of four years to an employee with an exercise price of $0.70 per share, 4,500 stock options under the 2023 Plan vesting over a period of four years to employees with an exercise price of $0.54 per share and 1,300 stock options under the 2023 Plan vesting over a period of four years to employees with an exercise price of $1.20 per share in consideration for services provided to the Company. As of June 30, 2026, the unrecognized compensation cost related to non-vested stock options was $52.2 thousand.

During the three and six months ended June 30, 2025, the Company issued an aggregate of 124 stock options under the 2023 Plan vesting over a period of four years to employees with an exercise price of $1,125.00 per share and 16 stock options under the 2023 Plan vesting over a period of four years to employees with an exercise price of $15.00 per share in consideration for services provided to the Company. In addition, 36 fully vested stock options were granted to four non-employee directors at an exercise price of $1,125.00 per share and 2,667 fully vested stock options were granted to four non-employee directors at an exercise price of $15.00 per share. The aggregate fair value of the shares issued to the directors was $74.3 thousand. As of June 30, 2025, the unrecognized compensation cost related to non-vested stock options was $0.6 million.

During the three and six months ended June 30, 2026, 700 stock options were forfeited by participants under the 2023 Plan. During the three and six months ended June 30, 2025, 1 stock option was forfeited by a participant and 1 stock option was cancelled under the 2023 Plan.

Restricted Stock

During the three and six months ended June 30, 2026, the Company granted no shares of restricted Common Stock under the 2023 Plan to employees and consultants in accordance with the terms of the applicable employment and consulting agreements with the Company. The unamortized compensation cost as of June 30, 2026, related to all outstanding restricted stock was $17.7 thousand.

During the three and six months ended June 30, 2025, the Company granted 250 shares of restricted Common Stock under the 2023 Plan to five employees and consultants in accordance with the terms of the applicable employment and consulting agreements with the Company. Such shares vest over four years commencing on January 2, 2025, with a quarter to vest on the anniversary of the grant and thereafter in quarterly amounts until the entire award has vested, so long as each remains in the service of the Company. The fair value of restricted stock granted was $0.3 million and the unamortized compensation cost as of June 30, 2025 related to all outstanding restricted stock was $0.4 million.

The following table summarizes the Company’s restricted stock awards unvested as of June 30, 2026 and June 30, 2025.

	June 30,	June 30,
	2026	2025

Beginning Unvested	132,135	5
Granted	-	250
Vested	(114,193)	(33)
Cancelled	(6,300)	-
Ending Unvested	11,641	222

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - STOCK INCENTIVE PLANS (CONTINUED)

Stock Option Modification

During the six months ended June 30, 2025, the Company cancelled 2 outstanding stock options under the 2023 Plan, the 2017 SIP and the 2013 LTIP and granted new stock options under the 2023 Plan which resulted in a new exercise price of $1,125.00 per share and the issuance of 116 stock options. The new stock options continue to vest based on the original vesting schedule that had been attributable to the cancelled stock options. This resulted in an incremental stock-based compensation expense of $69.4 thousand recorded as of the modification date.

During the six months ended June 30, 2026, the Company had no cancellations or modifications.

Stock-based Compensation Expense

Total stock-based compensation expense during three and six months ended June 30, 2026 pertaining to awards under the 2023 Plan amounted to $0.4 million and $0.5 million, respectively. Total stock-based compensation expense during three and six months ended June 30, 2025 pertaining to awards under the 2023 Plan amounted to $0.4 million and $0.8 million, respectively.

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

COMMITMENTS

The Company leases warehouse space and equipment in the U.S., which are classified as operating leases expiring at various dates. The Company determines if an arrangement qualifies as a lease at the lease inception. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate lease is for a fulfillment center, with a lease term of 5 years expiring in September 2030. The Company has elected to account for the lease and non-lease components (insurance and property taxes) as a single lease component for its real estate leases. Lease payments, which includes lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company uses its incremental borrowing rate to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams. The Company entered into a renewal five-year lease agreement in April 2025 for the warehouse space located in Louisville, Kentucky. The Right of Use (“ROU”) asset value added as a result of this renewal lease agreement was $0.3 million. The Company’s ROU asset and lease liability accounts reflect the inclusion of this renewal lease in the Company’s balance sheet as of June 30, 2026. The current monthly rent of $7,250 will increase by the annual 3% rate to the new monthly rent of $7,550 in September 2026.

LogicMark, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the three and six months ended June 30, 2026, total operating lease cost was $32.3 thousand and $64.7 thousand, respectively, and was recorded in direct operating costs. Operating lease cost for the three and six months ended June 30, 2025 amounted to $22.0 thousand and $41.2 thousand, respectively, and was recorded in direct operating costs. Operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under the non-cancelable lease for each of the next three years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate lease, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities, and (iii) the lease-related account balances on the Company’s balance sheet as of June 30, 2026:

Year Ending December 31,
2026 (excluding the six months ended June 30, 2026)	$44,700
2027	91,900
2028	95,800
2029	99,600
2030	68,000
Total future minimum lease payments	400,000
Less imputed interest	(91,305)
Total present value of future minimum lease payments	$308,695

As of June 30, 2026
Operating lease right-of-use assets	$297,836

Accrued expenses	$53,951
Other long-term liabilities	$254,744
$308,695

As of June 30, 2026
Weighted Average Remaining Lease Term	4.17
Weighted Average Discount Rate	13.00%

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

NOTE 11 – SUBSEQUENT EVENTS

On July 28, 2026, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor (the “Investor”) pursuant to which the Company agreed to issue and sell 250,000 shares of its Series J convertible preferred stock, par value $0.0001 per share (“Series J Preferred Stock”) for aggregate gross proceeds of $250,000. The transaction closed on July 30, 2026. In connection with the financing, on July 28, 2026, the Company also entered into a registration rights agreement and a voting agreement with the Investor. The Series J Preferred Stock is convertible into shares of Common Stock upon the terms and conditions set forth in the Certificate of Designation, Rights, Preferences and Limitations of the Series J Preferred Stock.

On July 31, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Langham Partners, LLC (“Parent”) and Langham Merger Sub, Inc. (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent (the “Merger”). Pursuant to the terms of the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger, subject to certain exceptions set forth in the Merger Agreement, will be converted into the right to receive $1.31 in cash per share, without interest and subject to any applicable withholding taxes. The Company’s outstanding Series J Preferred Stock and Series C Preferred Stock will be treated in accordance with the terms of the Merger Agreement. The consummation of the Merger is subject to stockholder approval and the satisfaction or waiver of customary closing conditions. Upon completion of the Merger, the Company will become a privately held company, wholly-owned by Parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2026 should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 (this “Form 10-Q”). This discussion and other disclosure in this Form 10-Q contain forward-looking statements and information relating to our business that reflect our current views and assumptions concerning future events and is subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform to these statements to actual results.

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

Recent Developments

On July 28, 2026, the Company entered into the Securities Purchase Agreement with the Investor pursuant to which the Company agreed to issue and sell 250,000 shares of its Series J Preferred Stock for aggregate gross proceeds of $250,000. The transaction closed on July 30, 2026. In connection with the financing, the Company also entered into a registration rights agreement and a voting agreement with the investor. The Series J Preferred Stock is convertible into shares of Common Stock upon the terms and conditions set forth in the Series J Certificate of Designation.

On July 31, 2026, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent. Pursuant to the terms of the Merger Agreement, each share Common Stock issued and outstanding immediately prior to the effective time of the Merger, subject to certain exceptions set forth in the Merger Agreement, will be converted into the right to receive $1.31 in cash per share, without interest and subject to any applicable withholding taxes. The Company’s outstanding Series J Preferred Stock will be treated in accordance with the terms of the Merger Agreement. The consummation of the Merger is subject to stockholder approval and the satisfaction or waiver of customary closing conditions. Upon completion of the Merger, the Company will become a privately held company, wholly-owned by Parent.

Results of Operations

Three and six months ended June 30, 2026, compared with the three and six months ended June 30, 2025.

Revenue, Cost of Goods Sold, and Gross Profit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$3,349,300	$2,853,210	$6,563,580	$5,445,035
Cost of Goods Sold	980,955	925,910	1,958,447	1,872,507
Gross Profit	$2,368,345	$1,927,300	$4,605,133	$3,572,528
Profit Margin	70.7%	67.5%	70.2%	65.6%

We experienced a 17% and 21% increase in revenue for the three and six months ended June 30, 2026, respectively, as compared to the same period ended June 30, 2025. The primary reason for the increase in revenue was due to continued higher sales of our Freedom Alert Mini units, and our upgraded Guardian Alert 911 Plus, and a price increase that was implemented in late January 2026.

Gross profit margin was 70.2% for the six months ended June 30, 2026, up from 65.6% for the six months ended June 30, 2025, as a result of a decrease in shipping and fulfillment costs, decrease in inbound freight, and a price increase that was implemented in late January 2026.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Expenses	2026	2025	2026	2025
Direct operating cost	$389,880	$350,453	$767,559	$694,079
Advertising costs	89,007	46,395	167,382	220,985
Selling and marketing	835,699	703,249	1,641,252	1,220,348
Research and development	91,447	138,115	214,883	293,604
General and administrative	1,951,309	2,313,034	3,680,042	4,579,753
Other expense	6,481	14,423	22,761	64,035
Depreciation and amortization	598,917	494,045	1,211,017	993,472
Total Expenses	$3,962,740	$4,059,714	$7,704,896	$8,066,276

Direct Operating Cost

The $39.4 thousand and $73.5 thousand increase in direct operating cost for the three and six months ended June 30, 2026, respectively, compared to the same periods ended June 30, 2025, was primarily driven by an increase in merchant fees due to higher revenues.

Advertising Costs

The $42.6 thousand increase in advertising costs for the three months ended June 30, 2026, compared to the same periods ended June 30, 2025, was primarily driven by an increase in ads for business-to-business and business-to-government channels. The $53.6 thousand decrease in advertising costs for the six months ended June 30, 2026, compared to the same periods ended June 30, 2025, was primarily driven by the shift away from using multiple ad providers.

Selling and Marketing

The $0.1 million and $0.4 million increase in selling and marketing expenses for the three and six months ended June 30, 2026, respectively, compared to the same periods ended June 30, 2025, was primarily driven by an increase in sales personnel and their related costs.

Research and Development

The $46.7 thousand and $78.7 thousand decrease in research and development costs for the three and six months ended June 30, 2026, respectively, compared to the same periods ended June 30, 2025, was primarily driven by higher capitalizable costs from the ramping up of new products being developed.

General and Administrative

The $0.4 million and $0.9 million decrease in general and administrative expenses for the three and six months ended June 30, 2026, respectively, compared to the same periods ended June 30, 2025, was primarily driven by a decrease in stock compensation due to fully vested stock options, lower consulting costs and lower legal fees.

Other Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other Income	2026	2025	2026	2025
Interest income	$42,049	$133,648	$138,277	$178,863
Other income (expense), net	425	(53,906)	(41,842)	71,227
Total Other Income	$42,474	$79,742	$96,435	$250,090

During the three and six months ended June 30, 2026 and 2025, the Company recorded other income from interest on its cash and investment balances. During the six months ended June 30, 2025, the Company recognized the receipt of a $0.1 million refund from the Internal Revenue Service in connection with its application of an employee retention credit for businesses offset by the write-off of the prepaid annual registration fee related to the de-listing of the Common Stock from The Nasdaq Stock Market LLC.

Liquidity and Capital Resources

Sources of Liquidity

The Company generated an operating loss of $3.1 million, a net loss of $3.0 million and cash used in operating activities of $1.6 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had cash and cash equivalents of $3.5 million and investments of $3.1 million in U.S. government securities. At June 30, 2026, the Company had working capital of $6.9 million, compared to working capital as of December 31, 2025 of $9.7 million.

Given our cash and investment positions as of June 30, 2026, we believe we will have sufficient capital to sustain operations for at least twelve months from the date of the filing of our financial statements. We may, if deemed necessary, raise funds in the future through equity or debt offerings to further accelerate the execution of our long-term strategic plan to develop and commercialize our new products.

Subsequent to June 30, 2026, the Company entered into the Merger Agreement. The completion of the Merger is subject to stockholder approval and the satisfaction of other closing conditions set forth in the Merger Agreement. If the Merger is completed, the Company will become a privately held company. Our cash needs may vary materially from our current expectations because of both costs and future anticipated savings associated with the Merger. Additional information regarding the proposed transaction is included in the “Recent Developments” section set forth above.

Cash Flows

Cash Used in Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $1.6 million During the six months ended June 30, 2025, net cash used in operating activities was $2.7 million. Apart from the $1.7 million and $1.8 million, for the six months ended June 30, 2026 and 2025, respectively, in depreciation, amortization and stock-based compensation, our primary ongoing uses of operating cash relate to payments to vendors, salaries and related expenses for our employees and consulting and professional fees. Our vendors and consultants generally provide us with normal trade payment terms of Net 30.

Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2026, we invested $0.7 million in product development and software development and purchased $1.2 million in U.S. government securities and sold/redeemed $4.0 million in U.S. government securities. During the six months ended June 30, 2025, we invested $0.7 million in product development and software development and purchased $8.0 million in government securities.

Cash (Used in) Provided by Financing Activities

	Six Months Ended June 30,
Cash Flows from Financing Activities	2026	2025
Proceeds from the sale of common stock and warrants	$-	$14,377,835
Fees paid in connection with equity offerings	-	(1,773,169)
Proceeds from exercise of warrants for common stock	-	22,147
Repurchase of Series F preferred stock	(319,000)	-
Repurchase of warrants	(130,000)	-
Series C redeemable preferred stock dividends	(150,000)	(150,000)
	$(599,000)	$12,476,813

During the six months ended June 30, 2026 we paid Series C Redeemable Preferred Stock dividends amounting to $0.2 million, repurchase of warrants of $0.1 million, and the repurchase of Series F preferred stock $0.3 million. During the six months ended June 30, 2025, we completed a registered public offering of units and pre-funded units, consisting of Common Stock, warrants and pre-funded warrants, whereby we received gross proceeds of $14.4 million. The Company also received gross proceeds from the exercise of all Pre-Funded Warrants of $22.1 thousand. The February Offering and the exercise of Pre-funded Warrants resulted in a total of $1.8 million in fees incurred. The Company also paid Series C Redeemable Preferred Stock dividends amounting to $0.2 million

Impact of Inflation and Tariffs

We believe that our business has been modestly impacted by inflationary trends during the past four fiscal years. However, uncertainty relating to government policies, tariffs and geopolitical developments involving Iran may increase our cost of fulfilment in fiscal year 2026. Should inflation continue to be a factor in the worldwide economy, it may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products. It is uncertain what impact new or existing tariffs, trade restrictions or retaliatory actions may have on us, the PERS industry or our customers. An escalation in trade tensions or the implementation of broader tariffs, trade restrictions or retaliatory measures on our products or components originating from countries outside the U.S. could adversely impact our ability to source necessary components, manufacture products at competitive cost, or sell our products at prices customers are willing to pay. We have been able to maintain our profit margins through selected price increases, higher productivity, better supply chain management, efficiency improvements, and through other cost reduction programs.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2026, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item 3 as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. Management has concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

LogicMark, Inc.

Date: August 19, 2026	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2026	By:	/s/ Mark Archer
Mark Archer
Chief Financial Officer
(Principal Financial Officer)

Date: August 19, 2026	By:	/s/ Erica Torres
Erica Torres
Vice President Corporate Controller
(Principal Accounting Officer)